Form 10-Q
period 2014-06-30
TerraForm Power, Inc.
filed 2014-09-02
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36542
 ______________________________________________________________
TerraForm Power, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	46-4780940
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

12500 Baltimore Avenue Beltsville, Maryland	20705
(Address of principal executive offices)	(Zip Code)
(443) 909-7200
(Registrant’s telephone number, including area code)
 ______________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of August 29, 2014, there were 30,652,336 shares of Class A common stock outstanding, par value $0.01 per share, and 64,526,654 shares of Class B common stock outstanding, par value $0.01 per share, and 5,840,000 shares of Class B1 common stock outstanding, par value $0.01 per share.

Table of Contents
Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

TerraForm Power, Inc.
Unaudited Condensed Balance Sheets

	June 30, 2014	January 15, 2014
Stockholder's Equity
Preferred stock, $0.01 par value; 100,000 and no shares authorized at June 30, 2014 and January 15, 2014, respectively; none issued at June 30, 2014 and January 15, 2014	$—	$—
Class A common stock, $0.01 par value per share: 500,000 shares and 1,000 shares authorized at June 30, 2014 and January 15, 2014, respectively; 260,942 and 1,000 shares issued and outstanding as of June 30, 2014 and January 15, 2014, respectively	261	10
Class B common stock, $0.01 par value per share: 500,000 and no shares authorized at June 30, 2014 and January 15, 2014, respectively; 250,000 and no shares issued and outstanding at June 30, 2014 and January 15, 2014, respectively	250	—
Class C common stock, $0.01 par value per share: 100,000 and no shares authorized at June 30, 2014 and January 15, 2014, respectively; 41,765 and no shares issued and outstanding at June 30, 2014 and January 15, 2014, respectively	42	—
Additional paid in capital	2,435,258	—
Accumulated loss	(326,803)	—
Receivable for issuance of common stock	(2,109,008)	(10)
Total stockholder's equity	$—	$—

See accompanying notes to unaudited condensed financial statements.

TerraForm Power, Inc.
Unaudited Condensed Statements of Operations

	Three Months Ended June 30, 2014	For the Period from January 15, 2014 to June 30, 2014
Operating costs and expenses:
General and administrative	$202,942	$326,803
Net Loss	$(202,942)	$(326,803)

See accompanying notes to unaudited condensed financial statements.

TerraForm Power, Inc.
Unaudited Condensed Statement of Stockholder's Equity

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Loss	Receivable for Issuance of Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at January 15, 2014	1,000	$10	—	$—	—	$—	$—	$—	$(10)	$—
Issuance of Class A common stock	259,942	251	—	—	—	—	—	—	(251)	—
Issuance of Class B common stock	—	—	250,000	250	—	—	—	—	(250)	—
Issuance of Class C common stock	—	—	—	—	41,765	42	2,435,258	—	(2,435,300)	—
Stock-based compensation	—	—	—	—	—	—	—	—	326,803	326,803
Net loss	—	—	—	—	—	—	—	(326,803)		(326,803)
Balance at June 30, 2014	260,942	$261	250,000	$250	41,765	$42	$2,435,258	$(326,803)	$(2,109,008)	$—

See accompanying notes to unaudited condensed financial statements.

TerraForm Power, Inc.
Unaudited Condensed Statement of Cash Flows

January 15, 2014 to June 30, 2014
Cash flows from operating activities:
Net loss	$(326,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	326,803
Net cash provided by operating activities	—
Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—

See accompanying notes to unaudited condensed financial statements.

TerraForm Power, Inc.
Notes to Unaudited Condensed Financial Statements

1. NATURE OF OPERATIONS
TerraForm Power, Inc. (the "Company") was formed under the name SunEdison Yieldco, Inc. on January 15, 2014, as a wholly owned indirect subsidiary of SunEdison, Inc. ("SunEdison"). The name change from SunEdison Yieldco, Inc. to TerraForm Power, Inc. became effective on May 22, 2014. Following its initial public offering ("IPO") on July 23, 2014, the Company became a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC") an owner of solar generation systems and long-term contractual arrangements to sell the electricity generated by such systems and the related green energy certificates and other environmental attributes to third parties. The Company is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC.
Basis of Presentation
In our opinion, the accompanying unaudited condensed financial statements of the Company include all adjustments (consisting of normal, recurring items) necessary to present fairly its financial position and results of operations and cash flows for the periods presented. The Company has presented the condensed combined consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value and is accounted for in accordance with FASB ASC 718, Compensation—Stock Compensation. The Company recognizes these compensation costs net of an estimated forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For ratable awards, we recognize compensation costs for all grants on a straight-line basis over the requisite service period of the entire award.
Basic and Diluted Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income attributable to common stockholders by the number of weighted-average ordinary shares outstanding during the period. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the impact of weighted-average dilutive common equivalent shares outstanding during the period. Common equivalent shares represent the incremental shares issuable for unvested restricted Class A common stock and redeemable shares of Class B and Class B1 common stock.

3. STOCKHOLDER'S EQUITY
On January 15, 2014, at formation, the Company authorized 1,000 shares of common stock. On January 29, 2014, the Company amended and restated its certificate of incorporation to authorize 500,000 shares of Class A common stock, par value $0.01 per share, of which 250,000 shares were issued to SunEdison at par value and 10,942 restricted shares were issued to certain individuals, all of which were outstanding at June 30, 2014. In addition, the Company authorized 500,000 shares of Class B common stock, par value $0.01 per share, of which 250,000 shares were issued to SunEdison at par value and were outstanding at June 30, 2014. Further, the Company authorized 100,000 shares of Class C common stock, par value $0.01 per share, of which 41,765 shares were issued to certain members of management and executive officers at par value and were outstanding at June 30, 2014.
Each share of Class A and Class C common stock entitles the holder to one vote per share on all matters. Each share of Class B common stock entitles the holder to ten votes per share. Holders of the Company's Class B common stock do not have any right to receive dividends. Shares of Class B common stock are subject to redemption at a price per share equal to par value upon the exchange of Class B Units of Terra LLC for shares of the Company's Class A common stock. Shares of Class B common stock may not be transferred, except to SunEdison or a controlled affiliate of SunEdison so long as an equivalent number of Class B units are transfered to the same person.
The Company also authorized 100,000 shares of preferred stock, par value $0.01 per share. No shares of preferred stock have been issued.

Effective upon the filing of the Company's amended and restated certificate of incorporation immediately prior to the completion of the IPO, the Company retired all of the outstanding shares of Class A common stock held by SunEdison, effected a 127.1624-for-one stock split of the remaining outstanding shares of the Company's Class A common stock and a 262.8376-for-one stock split of the outstanding shares of its Class B common stock, and converted all outstanding shares of Class C common stock into shares of Class A common stock on a 85.8661-for-one basis.
The Company's amended and restated certificate of incorporation also authorized 260,000,000 shares of Class B1 common stock, par value $0.01 per share. Each share of Class B1 common stock entitles the holder to one vote per share. Holders of the Company's Class B1 common stock do not have any right to receive dividends. Shares of Class B1 common stock are subject to redemption at a price per share equal to par value upon the exchange of Class B1 Units of Terra LLC for shares of the Company's Class A common stock.
Initial Public Offering
On July 23, 2014, the Company completed its IPO by issuing 20,065,000 shares of its Class A common stock at a price of $25.00 per share (the "IPO Price") for aggregate gross proceeds of $501.6 million. In addition, the underwriters exercised in full their option to purchase an additional 3,009,750 shares of Class A common stock at the IPO Price for aggregate gross proceeds of $75.2 million. Concurrently with the IPO, the Company sold an aggregate of 2,600,000 shares of its Class A common stock at the IPO Price to Altai Capital Master Fund, Ltd. ("Altai") and Everstream Opportunities Fund I, LLC ("Everstream") (the "Private Placements"), for aggregate gross proceeds of $65.0 million. In addition, on July 23, 2014, as consideration for the acquisition of the Mt. Signal project from Silver Ridge Partners, LLC ("SRP") at an aggregate purchase price of $292.0 million, Terra LLC issued to SRP 5,840,000 Class B units (and the Company issued a corresponding number of shares of Class B common stock) and 5,840,000 Class B1 units (and the Company issued a corresponding number of shares of Class B1 common stock). SRP distributed the Class B shares and units to SunEdison and the Class B1 shares and units to R/C US Solar Investment Partnership, L.P.. ("Riverstone"), the owners of SRP. Following the IPO, the Company owns 30.3% of Terra LLC and consolidates the results of Terra LLC through its controlling interest, with SunEdison's 63.9% interest and Riverstone's 5.8% interest shown as non-controlling interests.
The Company received net proceeds of $463.9 million from the sale of the Class A common stock after deducting underwriting discounts, commissions, structuring fees, and offering expenses. The Company received net proceeds of $69.6 million from the underwriters' exercise of their option to purchase an additional 3,009,750 shares of Class A common stock, after deducting underwriting discounts, commissions, and structuring fees, which was used to purchase Class B common stock from SunEdison. The Company also received net proceeds of $65.0 million from the Private Placements.
Subsequent to the IPO, the following shares of the Company were outstanding:

Shares:	Number Outstanding	Holders
Class A common stock	23,074,750	Public
Restricted Class A common stock	1,800,000	Altai
Restricted Class A common stock	800,000	Everstream
Restricted Class A common stock	4,977,586	Executive officers and management
Class B common stock	64,526,654	SunEdison
Class B1 common stock	5,840,000	Riverstone
Total shares outstanding	101,018,990
Stock-Based Compensation
On January 31, 2014 and February 20, 2014, the Company granted 27,647 and 14,118 shares of Class C restricted common stock, respectively (or 2,373,946 and 1,212,228 shares, respectively, of restricted Class A common stock after giving effect to conversion of Class C restricted common stock to Class A common stock on an 85.8661-for-one basis immediately prior to the completion of the IPO), under the SunEdison Yieldco, Inc. 2014 Long-Term Incentive Plan ("2014 Incentive Plan"). On January 29, 2014 and February 20, 2014, the Company granted 7,193 and 3,749 shares of restricted Class A common stock, respectively (or 914,679 and 476,732 shares, respectively, after giving effect to the 127.1624-for-one stock split), to certain individuals under the 2014 Incentive Plan.
In estimating the fair value of the Company's Class C restricted stock and Class A common stock, the primary valuation considerations were an enterprise value determined from an income-based approach using an enterprise value multiple applied to its forward revenue metric and a lack of marketability discount of 15%. The illiquidity discount model used the following assumptions: a time to liquidity event of 6 months; a risk free rate of 3.4%; and volatility of 60% over the time to a liquidity event. Estimates of the volatility of the Company's Class A common stock were based on available information on the volatility of Class A common stock of comparable publicly traded companies.
For the Class C restricted common stock converted to unvested, restricted Class A common stock in connection with the IPO, 25% of the unvested, restricted Class A common stock will vest on the first anniversary of the date of the grant, 25% will vest on the second anniversary of the date of the grant, and 50% will vest on the third anniversary of the date of grant, subject to accelerated vesting upon certain events. Under certain circumstances upon a termination of employment, any unvested shares of unvested, restricted Class A common stock held by the terminated executive will be forfeited.
The amount of stock compensation expense related to the Class C restricted common stock was $202,942 during the three months ended June 30, 2014, and was $326,803 during the period from January 15, 2014 to June 30, 2014. As of June 30, 2014, $2.1 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a period of approximately 3 years. The fair value of restricted stock on the date of grant was $58.00 per share (or $0.68 per share after giving effect to conversion of Class C restricted common stock to Class A common stock on an 85.8661-for-one basis upon the closing of the IPO) or $2.4 million total, which was recorded as additional paid-in capital and receivable for issuance of common stock in the accompanying unaudited condensed balance sheet.
The restricted Class A common stock awards are contingent upon the IPO and there was no stock compensation expense related to the restricted Class A common stock during the three month period ended June 30, 2014 and the period from January 15, 2014 through June 30, 2014. Total unrecognized compensation cost of $0.4 million related to the restricted Class A common stock was expensed on July 23, 2014, upon the closing of the IPO as the awards are not subject to forfeiture for any reason. The fair value of Class A common stock on the date of grant was $37.00 per share (or $0.29 per share after giving effect to the 127.1624-for-one stock split) or $0.4 million.

TerraForm Power, LLC (Predecessor)
Unaudited Condensed Combined Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Operating revenues:
Energy	$12,011	$2,613	$18,414	$4,306
Incentives	9,602	1,722	11,169	2,884
Incentives–affiliate	355	328	494	448
Total operating revenues	21,968	4,663	30,077	7,638
Operating costs and expenses:
Cost of operations	1,386	149	1,846	324
Cost of operations–affiliate	785	162	1,137	321
General and administrative	358	133	456	177
General and administrative–affiliate	2,142	1,075	3,732	2,150
Acquisition costs	1,235	—	1,235	—
Formation and offering related fees and expenses	2,863	—	2,863	—
Depreciation and accretion	4,760	1,111	8,001	2,201
Total operating costs and expenses	13,529	2,630	19,270	5,173
Operating income	8,439	2,033	10,807	2,465
Other expense:
Interest expense, net	24,171	1,378	31,253	2,752
Loss on extinguishment of debt	1,945	—	1,945	—
Loss on foreign currency exchange	79	—	674	—
Total other expense, net	26,195	1,378	33,872	2,752
(Loss) income before income tax benefit	(17,756)	655	(23,065)	(287)
Income tax provision (benefit)	(5,318)	314	(6,875)	(137)
Net (loss) income	(12,438)	341	(16,190)	(150)
Net loss attributable to non-controlling interest	471	—	110	—
Net (loss) income attributable to TerraForm Power, LLC	$(12,909)	$341	$(16,300)	$(150)

See accompanying notes to unaudited condensed combined consolidated financial statements.

TerraForm Power, LLC (Predecessor)
Unaudited Condensed Combined Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(12,438)	$341	$(16,190)	$(150)
Net loss attributable to non-controlling interest	471	—	110	—
Net (loss) income attributable to TerraForm Power, LLC	(12,909)	341	(16,300)	(150)
Other comprehensive income:
Net translation adjustment	573	—	573	—
Comprehensive (loss) income attributable to TerraForm	$(12,336)	$341	$(15,727)	$(150)

See accompanying notes to unaudited condensed combined consolidated financial statements.

TerraForm Power, LLC (Predecessor)
Unaudited Condensed Combined Consolidated Balance Sheets

(In thousands) Assets	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$16,016	$1,044
Restricted cash, including consolidated variable interest entities of $3,034 and $2,139 in 2014 and 2013, respectively	43,736	62,321
Accounts receivable	15,380	1,505
Deferred income taxes	128	128
VAT receivable	42,119	38,281
Prepaid expenses and other current assets	15,088	3,079
Total current assets	132,467	106,358
Property and equipment, net, including consolidated variable interest entities of $61,206 and $26,006 in 2014 and 2013, respectively	1,126,606	407,356
Intangible assets, including consolidated variable interest entities of $37,818 and $0 in 2014 and 2013, respectively	132,029	22,600
Deferred financing costs, net	24,211	12,397
Restricted cash	28,905	7,401
Other assets	13,582	10,765
Total assets	$1,457,800	$566,877
Liabilities and Equity
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $8,925 and $587 in 2014 and 2013, respectively	$202,744	$36,682
Current portion of capital lease obligations	—	773
Accounts payable	22,760	658
Accrued interest	14,698	6,714
Accrued expenses and other current liabilities	7,764	1,316
Deferred purchase price for acquisitions	16,786	—
Deferred revenue	21,190	428
Due to SunEdison and affiliates	10,152	82,051
Total current liabilities	296,094	128,622
Other liabilities:
Long-term debt, less current portion, including consolidated variable interest entities of $55,390 and $8,683 in 2014 and 2013, respectively	824,788	371,427
Long-term capital lease obligations, less current portion	—	28,398
Deferred revenue	6,838	5,376
Deferred income taxes	1,639	6,600
Asset retirement obligations, including consolidated variable interest entities of $3,645 and $1,627 in 2014 and 2013, respectively	24,637	11,002
Total liabilities	1,153,996	551,425
Equity:
Net parent investment	287,013	2,674
Accumulated other comprehensive income	573	—
Total TerraForm Power, LLC equity	287,586	2,674
Non-controlling interests	16,218	12,778
Total equity	303,804	15,452
Total liabilities and equity	$1,457,800	$566,877
See accompanying notes to unaudited condensed combined consolidated financial statements.

TerraForm Power, LLC (Predecessor)
Unaudited Condensed Combined Consolidated Statements of Cash Flows

(In thousands)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,190)	$(150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash incentive revenue	(706)	(1,010)
Non-cash interest expense	299	708
Depreciation and accretion	8,001	2,201
Amortization of intangible assets	771	—
Amortization of deferred financing costs and debt discounts	13,857	56
Recognition of deferred revenue	(125)	(101)
Loss on extinguishment of debt	1,945
Loss on foreign currency exchange	(1,646)	—
Deferred taxes	(6,875)	(335)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,496)	(841)
VAT receivable	(3,538)	—
Prepaid expenses and other current assets	(9,526)	129
Accounts payable	(945)	2,045
Accrued interest	7,776	56
Accrued expenses and other current liabilities	6,435	177
Deferred revenue	22,349	484
Due to SunEdison and affiliates	76	(44,994)
Other, net	(2,057)	9
Net cash provided by (used in) operating activities	9,405	(41,566)
Cash flows from investing activities:
Cash paid to SunEdison and third parties for solar system construction	(485,756)	(5,416)
Acquisitions of solar systems from third parties, net of cash acquired	(191,130)	—
Change in restricted cash	9,015	(1,157)
Net cash used in investing activities	(667,871)	(6,573)
Cash flows from financing activities:
Principal payments on long-term debt	(11,523)	(305)
Change in restricted cash for principal payments on long-term debt	335	305
Repayments of solar energy system financing lease obligations	(31,400)	(755)
Proceeds from long-term debt	518,737	44,400
Contribution from non-controlling interest	1,930	—
Net SunEdison investment	217,680	5,948
Payment of deferred financing costs	(22,421)	(1,454)
Net cash provided by financing activities	673,338	48,139
Net increase in cash and cash equivalents	14,872	—
Effect of exchange rate changes on cash and cash equivalents	100	—
Cash and cash equivalents at beginning of period	1,044	3
Cash and cash equivalents at end of period	$16,016	$3
See accompanying notes to unaudited condensed combined consolidated financial statements.

TerraForm Power, LLC (Predecessor)
Unaudited Condensed Combined Consolidated Statements of Cash Flows

In thousands	Six Months Ended June 30,
	2014	2013
Supplemental Disclosure:
Cash paid for interest, net of amounts capitalized of $3,392 and $0, respectively	$8,741	$2,642
Cash paid for income taxes	$—	$—
Schedule of non-cash investing and financing activities:
Issuance of warrants	$6,494	$—
Additions of ARO assets and obligations	$3,122	$68
Amortization of deferred financing costs-included as construction in progress	$4,773	$176
Decrease in due to SunEdison and affiliates in exchange for equity	$82,959	$—
Consolidation of non-controlling interest of acquired project	$1,400	$—
Additions of property and equipment in accounts payable	$13,685	$—
Deferred purchase price for acquisitions	$16,786	$—
Assumed long-term debt	$109,072	$—
Principal payments on long-term debt from solar renewable energy certificates	$407	$302
Acquired ARO assets and obligations	$10,183	$—

See accompanying notes to unaudited condensed combined consolidated financial statements.

TerraForm Power, LLC (Predecessor)
Unaudited Condensed Combined Consolidated Statement of Equity

	Net SunEdison Investment	Accumulated Other Comprehensive Income	Total TerraForm Power, LLC Equity	Non-controlling Interests	Total Equity
(In thousands)
Balance at January 1, 2014	$2,674	$—	$2,674	$12,778	$15,452
Net loss	(16,300)	—	(16,300)	110	(16,190)
Contributions from SunEdison and affiliates	300,639	—	300,639	—	300,639
Other comprehensive income	—	573	573	—	573
Contributions from non-controlling interests	—	—	—	1,930	1,930
Consolidation of non-controlling interest related to acquired project	—	—	—	1,400	1,400
Balance at June 30, 2014	$287,013	$573	$287,586	$16,218	$303,804

See accompanying notes to unaudited condensed combined consolidated financial statements.

TerraForm Power, LLC (Predecessor)
Notes to Unaudited Condensed Combined Consolidated Financial Statements
(Dollar amounts in thousands)

1. NATURE OF OPERATIONS

The accompanying unaudited condensed combined consolidated financial statements of TerraForm Power, LLC ("Terra LLC" or the "Predecessor") have been prepared in connection with the completed initial public offering ("IPO") of Class A common stock of TerraForm Power, Inc ("TerraForm Power"). TerraForm Power was formed under the name SunEdison Yieldco, Inc. on January 15, 2014 as a wholly owned indirect subsidiary of SunEdison, Inc. (“SunEdison”). The name change from SunEdison Yieldco, Inc. to TerraForm Power, Inc. became effective on May 22, 2014, and TerraForm Power remains wholly owned by SunEdison at June 30, 2014. Terra LLC represents the assets that TerraForm Power acquired from SunEdison and third parties prior to and concurrently with the closing of the IPO on July 23, 2014, and therefore, the unaudited condensed combined consolidated financial statements of Terra LLC are viewed as the predecessor of TerraForm Power. The primary assets acquired include TerraForm Power Operating, LLC ("Terra Operating LLC") and its project subsidiaries, which own solar generation systems and long-term contractual arrangements to sell the electricity generated by such systems and the related green energy certificates and other environmental attributes to third parties.
Basis of Presentation
In our opinion, the accompanying unaudited condensed combined consolidated financial statements of TerraForm include all adjustments (consisting of normal, recurring items) necessary to present fairly its financial position and results of operations and cash flows for the periods presented. TerraForm has presented the unaudited condensed combined consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed combined consolidated financial statements should be read in conjunction with TerraForm's audited financial statements and notes thereto as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012, included in the Rule 424(b)(4) prospectus filed with the Securities and Exchange Commission (the "SEC") on July 21, 2014 (the "Prospectus").
TerraForm operated as part of SunEdison for the periods presented. The unaudited condensed combined consolidated financial statements were prepared using SunEdison’s historical basis of assets and liabilities, and include all revenues, expenses, assets, and liabilities attributed to the assets to be acquired. The historical condensed combined consolidated financial statements also include allocations of certain corporate expenses of SunEdison. Management believes the assumptions and methodology underlying the allocation of SunEdison’s corporate expenses reasonably reflects all of the costs of doing business of the Predecessor. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Predecessor if it had operated as an independent, publicly traded company during the periods prior to the Offering or of the costs expected to be incurred in the future.
The condensed combined consolidated statement of operations for the six months ended June 30, 2014, reflects a reduction of Energy revenue of $3.8 million, an increase in Net loss of $2.7 million, and an increase in income tax benefit of $1.1 million to correct an error in the amounts reported in the condensed combined consolidated statement of operations for the three months ended March 31, 2014, included in our Form S-1 filed on July 21, 2014. These adjustments had no impact on forecasted cash available for distribution as disclosed in the Prospectus.
Earnings Per Share
During the periods presented, TerraForm was wholly owned by SunEdison and accordingly, no earnings per share have been calculated.
Derivative Financial Instruments
All derivative instruments are recorded on the consolidated balance sheet at fair value. Derivatives not designated as hedge accounting are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. TerraForm held no derivatives designated as hedges during the six months ended June 30, 2014 and 2013.
Use of Estimates
In preparing the unaudited condensed combined consolidated financial statements, Terra LLC used estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Such estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates under different assumptions or conditions.
Reclassification
Certain prior period balances have been reclassified to conform to current period presentation of certain current assets and liabilities in Terra LLC’s condensed combined consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported balance sheet subtotals, results of operations, equity, or cash flows.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our condensed combined consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
(In thousands)
Solar energy systems	$750,040	$163,698
Construction in progress - solar energy systems	398,509	228,749
Capitalized leases - solar energy systems	—	29,170
Property and equipment, gross	1,148,549	421,617
Less accumulated depreciation - solar energy systems	(21,943)	(9,956)
Less accumulated depreciation - capitalized leases - solar energy systems	—	(4,305)
Property and equipment, net	$1,126,606	$407,356

Terra LLC recorded depreciation expense related to property and equipment of $4,616 and $7,678 for the three months and six months ended June 30, 2014, respectively, and recorded $1,037 and $2,056 of depreciation expense for the same periods in the prior year.
Construction in progress assets relate to projects that have been contributed by SunEdison, and amounts above are stated at cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period. These costs totaled $6,055 and $8,165 for the three months and six months ended June 30, 2014, and no amounts were capitalized during the same periods in the prior year.

3. INTANGIBLE ASSETS
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at June 30, 2014:

(In thousands, except weighted average amortization period)	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Currency translation adjustment	Net book value
Power purchase agreements	$109,960	17 years	$(771)	$240	$109,429
Development rights	22,600	Indefinite	—	—	22,600
	$132,560		$(771)	$240	$132,029

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at December 31, 2013:

(In thousands, except weighted average amortization period)	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Currency translation adjustment	Net book value
Development rights	$22,600	Indefinite	—	—	$22,600
As of June 30, 2014 and December 31, 2013, Terra LLC had an intangible asset with a carrying amount of $22,600 related to a power plant development arrangement. Intangible assets related to power plant development arrangements are reclassified to the related solar energy system (property and equipment) upon completion of the solar energy system and are amortized to depreciation expense on a straight-line basis over the estimated life of the solar energy system . No amounts have been amortized during the three and six month periods ended June 30, 2014 and 2013 as construction of the related solar energy system has not been completed.
As of June 30, 2014, Terra LLC had power purchase agreement ("PPA") intangible assets representing long-term electricity sales agreements. PPA intangible assets are amortized on a straight-line basis over the life of the agreements, which typically range from 15 to 25 years. Amortization expense related to the PPA intangible assets is recorded on the combined consolidated statements of operations as a reduction of energy revenue.     Amortization expense was $771 during both the three and six month periods ended June 30, 2014. There was no amortization expense during the three and six months ended June 30, 2013.

4. ACQUISITIONS

The initial accounting for acquisitions is not complete because the evaluation necessary to assess the fair values of assets acquired and liabilities assumed is still in process. The provisional amounts are subject to revision to the extent additional information is obtained about the facts and circumstances that existed as of the acquisition dates.
Nellis
On March 28, 2014, Terra LLC acquired 100% of the controlling investor member interests in MMA NAFB Power, LLC (“Nellis”), which owns a 14.1 MW solar energy generation system located on Nellis Air Force Base in Clark County, Nevada. A wholly owned subsidiary of SunEdison holds the noncontrolling interest in Nellis. The purchase price for this acquisition was $14,211, net of acquired cash.
CalRenew-1
On May 15, 2014, Terra LLC acquired 100% of the issued and outstanding membership interests of CalRenew-1, LLC (“CR-1”), which owns a 6.3 MW solar energy generation system located in Mendota, California. The purchase price for this acquisition was $14,195, net of acquired cash.
Atwell Island
On May 16, 2014, Terra LLC acquired 100% of the membership interests in SPS Atwell Island, LLC (“Atwell Island”), a 23.5 MW solar energy generation system located in Tulare County, California. The purchase price for this acquisition was $67,225, net of acquired cash.
MA Operating
On June 26, 2014, Terra LLC acquired four operating solar energy systems located in Massachusetts that achieved commercial operations during 2013. The total capacity for these projects is 12.2 MW. The purchase price for this acquisition was $39,500.
Stonehenge Operating Projects
On May 21, 2014, Terra LLC acquired 100% of the issued share capital of three operating solar energy systems located in the United Kingdom from ib Vogt GmbH. These acquisitions are collectively referred to as Stonehenge Operating Projects. The Stonehenge Operating Projects consists of Sunsave 6 (Manston) Limited, Boyton Solar Park Limited and KS SPV 24 Limited. The total combined capacity for the Stonehenge Operating Projects is 23.6 MW. The purchase price for the Stonehenge Operating Projects was $24,527, net of acquired cash.

Summit Solar Projects
On May 22, 2014, Terra LLC acquired the equity interests in 23 solar energy systems located in the U.S. from Nautilus Solar PV Holdings, Inc. These 23 systems have a combined capacity of 19.9 MW. The purchase price for these systems was $29,220, net of acquired cash. In addition, an affiliate of the seller owns certain interests in seven operating solar energy systems in Canada with a total capacity of 3.8 MW. In conjunction with the signing of the purchase and sale agreement to acquire the U.S. equity interests, Terra LLC signed an asset purchase agreement to purchase the right and title to all of the assets of the Canadian facilities. The purchase of the Canadian assets closed on July 23, 2014.
Mt. Signal
On July 23, 2014, Terra LLC acquired a 100% interest in Imperial Valley Solar 1 Holdings II, LLC, which owns a 265.7 MW utility scale solar energy system located in Mt. Signal, California ("Mt. Signal"). Terra LLC acquired Mt. Signal from an indirect wholly owned subsidiary of SRP in exchange for consideration consisting of (i) 5,840,000 Class B1 units (and a corresponding number of shares Class B1 common stock) equal in value to $146.0 million and (ii) 5,840,000 Class B units (and a corresponding number of shares Class B common stock) equal in value to $146.0 million. Prior to the IPO, SRP was owned 50% by Riverstone and 50% by SunEdison, who recently acquired all of AES Corporation’s equity ownership interest in SRP. In connection with its acquisition of AES Corporation’s interest in SRP, SunEdison entered into a Master Transaction Agreement with Riverstone pursuant to which the parties agreed to sell Mt. Signal to Terra LLC and to distribute the Class B units (and shares of Class B common stock) to SunEdison and the Class B1 units (and shares of Class B1 common stock) to Riverstone.
The provisional estimated allocation of assets and liabilities, including the Summit Solar Canadian facilities and Mt. Signal, is as follows:

	Mt. Signal &		Total
	Summit Solar	Other	Estimated
	(Canada)	Acquisitions	Allocation
Property and equipment	$713,723	$189,087	$902,810
Accounts receivable	7,467	3,327	10,794
Restricted cash	199	12,269	12,468
Other assets	3,201	2,814	6,015
Intangible assets	115,613	109,960	225,573
Total assets acquired	840,203	317,457	1,157,660
Debt	415,700	109,072	524,772
Accounts payable	18,517	3,758	22,275
Asset retirement obligations	2,616	10,183	12,799
Deferred income taxes	—	1,914	1,914
Total liabilities assumed	436,833	124,927	561,760
Non-controlling interest	96,607	1,400	98,007
Purchase price, net of cash acquired	$306,763	$191,130	$497,893

The acquired projects intangible assets represent preliminary estimates of the fair value of acquired PPAs. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 15 to 25 years. See Note 3 for additional disclosures related to the acquired intangible assets. The operating revenues and net income of acquired projects reflected in the accompanying condensed combined consolidated statement of operations for the six months ended June 30, 2014 was $3,804 and $2,923, respectively.

The following unaudited pro forma supplementary data gives effect to the acquisitions as if the transactions had occurred on January 1, 2013. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of Terra LLC’s results of operations had the acquisitions been consummated on the date assumed or of Terra LLC’s results of operations for any future date.

	Six Months Ended June 30,
	2014	2013
Operating revenues	$39,235	$19,595
Net loss (income)	(15,718)	3,258

Acquisition costs related to the transactions above were $1,235 for the three and six months ended June 30, 2014 and are reflected as acquisition costs in the accompanying condensed combined consolidated statements of operations.

5. VARIABLE INTEREST ENTITIES
Terra LLC is the primary beneficiary of two variable interest entities (or "VIEs") in solar energy projects that it consolidated as of June 30, 2014 and December 31, 2013. The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in Terra LLC's unaudited condensed combined consolidated balance sheet are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Current assets	$5,883	$2,139
Noncurrent assets	104,690	27,076
Total assets	$110,573	$29,215
Current liabilities	$11,437	$6,129
Noncurrent liabilities	59,035	10,310
Total liabilities	$70,472	$16,439
All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.

6. LONG-TERM DEBT
Long-term debt consists of the following:

Long-term debt:	June 30, 2014	December 31, 2013	Interest Type	Current Interest Rate % (1)	Financing Type
Bridge Credit Facility, due 2015	$400,000	$—	Variable	7.00	Bridge credit facility
CAP, due 2014 (VAT) & 2032	252,370	243,581	Variable	5.11 - 7.10	VAT facility and term debt
Regulus Solar, due 2015 – 2016	106,274	44,400	Fixed	4.0 - 18.0	Construction debt
Nellis, due 2027	46,717	—	Imputed	5.75	Senior Notes
Stonehenge Operating, due 2028	36,218	—	Imputed	4.50	Term debt
SunE Perpetual Lindsay, due 2015	30,219	—	Variable	3.27	Construction debt and HST Facility
Summit Solar U.S., due 2020 – 2028	24,433	—	Imputed	5.75	Term debt
DGS Prisons, due 2024	11,176	9,270	Variable	6.00	Construction and term debt
Enfinity, due 2032	4,687	4,904	Imputed	5.75	Term debt
US Projects 2009 – 2013
Term bonds, due 2016 – 2031	8,327	8,638	Fixed	5.0 - 5.75	Term debt
Solar program loans, due 2024 – 2026	9,799	10,206	Fixed	11.1 - 11.3	Solar program loans
Alamosa	—	29,171	Fixed	2.98	Capital lease obligations
Financing lease obligations:
Enfinity, due 2025 – 2032	30,558	31,494	Fixed	5.63 - 7.26	Financing lease obligations
SunE Solar Fund X, due 2030	55,720	55,616	Fixed	3.91 - 5.11	Financing lease obligations
Regulus land lease, due 2034	9,387	—	Fixed	5.75	Financing lease obligations
US Projects 2014, due 2019	1,647	—	Fixed	6.00	Financing lease obligations
Long-term debt and capital lease obligations	1,027,532	437,280
Less current maturities	(202,744)	(37,455)
Long-term debt and capital lease obligations, less current portion	$824,788	$399,825
———
(1) The effective rate for all debt outstanding during the period, excluding the amortization of deferred financing fees and debt discounts, was 5.5%.
Bridge Credit Facility
On March 28, 2014, Terra LLC entered into a credit and guaranty agreement with Goldman Sachs Bank USA as administrative agent and the lenders party thereto, (the “Bridge Credit Facility”). The Bridge Credit Facility originally provided for a senior secured term loan facility in an aggregate principal amount of $250.0 million. On May 15, 2014, the Bridge Credit Facility was amended to increase the aggregate principal amount to $400.0 million ("Amended Bridge Credit Facility").
Terra LLC's obligations under the Amended Bridge Credit Facility were guaranteed by certain of its domestic subsidiaries. Terra LLC's obligations and the guaranty obligations of its subsidiaries were secured by first priority liens on and security interests in substantially all present and future assets of Terra LLC and the subsidiary guarantors.
Interest under the Amended Bridge Credit Facility had variable interest rate options based on Base Rate Loans or Eurodollar loans at Terra LLC’s election. The interest rate payable under Base Rate Loans was based upon an adjusted base rate

(equal to the greater of (a) the Base Rate (Prime Rate) in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Eurodollar Rate for a Eurodollar Loan with a one month interest period plus the difference between the applicable margin for Eurodollar Rate Loans and the applicable margin for Base Rate Loans. The interest rate payable under Eurodollar Loans was based upon the published LIBOR rate, subject to a 1.00% "floor"; plus 6.0% applicable margin.
The Amended Bridge Credit Facility was repaid following the closing of the IPO on July 23, 2014.
Term Loan and Revolving Credit Facility
In connection with the closing of the IPO, Terra Operating LLC entered into a revolving credit facility (the "Revolver") and a term loan facility (the "Term Loan" and together with the Revolver, the “Credit Facilities”). The Revolver provides for up to a $140.0 million senior secured revolving credit facility and the Term Loan provides for up to a $300.0 million senior secured term loan. The Term Loan was used to repay a portion of outstanding borrowings under the Bridge Credit Facility. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries and Terra LLC are guarantors under the Credit Facilities.
The Term Loan will mature on the five-year anniversary and the Revolver will mature on the three-year anniversary of the funding date of the Term Loan. All outstanding amounts under the Credit Facilities bear interest at a rate per annum equal to, at Terra Operating LLC's option, either (a) a base rate plus 2.75% or (b) a reserve adjusted eurodollar rate plus 3.75%. For the Term Loan, the base rate will be subject to a “floor” of 2.00% and the reserve adjusted eurodollar rate will be subject to a “floor” of 1.00%.
The Credit Facilities provide for voluntary prepayments, in whole or in part, subject to notice periods and payment of repayment premiums. The Credit Facilities require Terra Operating LLC to prepay outstanding borrowings in certain circumstances, subject to certain exceptions. The Credit Facilities contain customary and appropriate representations and warranties and affirmative and negative covenants (subject to exceptions) by Terra LLC and its subsidiaries.
The Credit Facilities, each guarantee and any interest rate and currency hedging obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the Credit Facilities are secured by first priority security interests in (i) all of Terra Operating LLC's assets and each guarantor’s assets, (ii) 100% of the capital stock of each of Terra Operating LLC’s domestic restricted subsidiaries and 65% of the capital stock of Terra Operating LLC’s foreign restricted subsidiaries and (iii) all intercompany debt, collectively, the “Credit Facilities Collateral.”
Project-level Financing Arrangements
Terra LLC's solar energy systems which have long-term debt obligations are included in separate legal entities. Terra LLC typically finances its solar energy projects through project entity specific debt secured by the project entity's assets (mainly the solar energy system) with no recourse to Terra LLC. Typically, these financing arrangements provide for a construction loan, which upon completion may or may not be converted into a term loan. The following is a summary of construction and term debt entered into or assumed from January 1, 2013 to June 30, 2014.
System Construction and Term Debt
CAP
In August 2013, the CAP project entity obtained $212.5 million in non-recourse debt financing from the Overseas Private Investment Corporation (“OPIC”), the U.S. Government's development finance institution, and International Finance Corporation (“IFC”), a member of the World Bank Group. In addition to the debt financing provided by OPIC and IFC, the project entity received a Chilean peso VAT credit facility from Rabobank. Under the VAT credit facility the project entity may borrow funds to pay for value added tax payments due from the project. The VAT credit facility has a variable interest rate that is tied to the Chilean Interbank Rate plus 1.40% and will mature in November 2014. As of June 30, 2014, the outstanding balance under the Chilean peso denominated VAT credit facility was $39.9 million. This debt is secured by the assets of CAP.
Regulus Solar
In March 2013, the Regulus Solar project entity entered into a financing agreement with a group of lenders for a $44.4 million development loan that matures on March 31, 2016. Under the terms of this financing agreement, interest accrues from the date of borrowing until the maturity date at a rate of 18% per annum and is paid in kind (“PIK”) at each PIK interest date.
On March 28, 2014, the Regulus Solar project entity entered into an agreement for a construction loan facility for an amount up to $120.0 million, of which $68.3 million, net of a $3.1 million discount, was outstanding at June 30, 2014. The construction loan facility has a term ending in January 2015. Interest under the construction loan facility has variable interest rate options based on Base Rate Loans or LIBOR loans at Terra LLC’s election. The interest rate payable under Base Rate Loans will be based upon an adjusted base rate (equal to the greater of (a) the Base Rate (Prime Rate) in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the LIBOR rate plus 1.00%.) The interest rate payable under LIBOR Loans will be based upon the published LIBOR rate plus 3.75% applicable margin. This debt is secured by the assets of the Regulus Solar project entity.
Nellis
On March 28, 2014, Terra LLC assumed a term loan facility in conjunction with the acquisition of Nellis. The term loan is due in 2027, bears interest at a rate of 5.75% per annum, and is secured by the acquired assets of Nellis.
Says Court and Crucis Farms
On March 31, 2014, Says Court, a project entity in the United Kingdom, obtained a construction term loan that matures in September 2015. Interest under the construction term loan is based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.50%. This debt was repaid on July 2, 2014.
Stonehenge Operating
On May 21, 2014, Terra LLC assumed three euro denominated term loan facilities in conjunction with the acquisition of the Stonehenge Operating projects. These term loans are due in 2028, bear interest at a rate of 3.4% per annum, and are secured by the acquired assets of the Stonehenge Operating projects. Terra LLC also assumed three cross-currency swaps to hedge the foreign currency risk posed by the term loan facilities, which are denominated in euros. See Note 7 for disclosures regarding our derivative financial instruments. These facilities are secured by the assets of the Stonehenge Operating project entities. On August 22, 2014, Terra LLC filed a notice to repay all outstanding amounts due under the term facilities.
Lindsay
On March 25, 2014, Lindsay, a Canadian project entity, obtained a construction term loan that matures in September 2015. Interest under the construction term loan facility has variable rate options based on Prime Rate Advances or CDOR (“Canadian Dealer Offered Rate”) Advances at Terra LLC’s election. The interest rate payable under Prime Rate Advances will be the sum of the Prime Rate in effect on such day plus 1.00% and an applicable margin of 2.00%. The interest rate payable under CDOR Advances will be based on the published CDOR rate plus an applicable margin of 2.00%. This debt is secured by the assets of the Lindsay project entity.
Summit Solar U.S.
On May 22, 2014, Terra LLC assumed seven term loan facilities in conjunction with the acquisition of Summit Solar U.S. The term loans are due from 2020 through 2028, bear interest at a rate of 5.75% per annum, and are secured by the acquired assets of Summit Solar.
Capital Lease Obligations
Alamosa
On May 7, 2014 Terra LLC purchased the lessor portion of the capital lease related to the Alamosa project and there is no additional project level financing outstanding at June 30, 2014. Terra LLC recognized a $1.9 million loss on extinguishment of debt during the three and six months ended June 30, 2014 as a result of this transaction.
Financing Lease Obligations
In certain transactions Terra LLC accounts for the proceeds of sale leasebacks as financings, which are typically secured by the solar energy system asset and its future cash flows from energy sales, and without recourse to Terra LLC under the terms of the arrangement.
Enfinity and SunE Solar Fund X
The balance outstanding for sale leaseback transactions accounted for as financings as of June 30, 2014 for Enfinity and SunE Solar Fund X was $30.6 million and $55.7 million, respectively. The Enfinity and SunE Solar Fund X sale leasebacks accounted for as financings mature between 2025 and 2032 and are collateralized by the related solar energy system assets with a carrying amount of $84.9 million.

Regulus Solar
On April 11, 2014, Regulus Solar entered into a sale leaseback agreement for a sales price of $9.2 million, which was received at closing on April 14, 2014. The lease term is 20 years and Regulus Solar has two options to renew the term for 5 years each and then one option to renew for a period that does not result in a total lease term exceeding 34 years and 11 months. The total purchase price of $9.2 million was recorded as a financing obligation and is secured by the land and the solar energy system assets, which are under construction as of June 30, 2014.
US Projects 2014
On June 3, 2014, certain projects within our US Projects 2014 portfolio entered into an inverted lease structure to finance approximately 45 MW of Distributed Generation solar energy systems that will be constructed and placed into operation during the third quarter of 2014. The lease term is eight years and the total purchase price was $22.5 million, of which $1.6 million is reflected as a financing obligation and $20.9 million is recorded as deferred revenue in the accompanying condensed combined consolidated balance sheet as of June 30, 2014.
Maturities

Upon the closing of the IPO on July 23, 2014, we repaid all amounts outstanding under the Amended Bridge Credit Facility, entered into the Term Loan and Revolver, and assumed $417.5 million of additional long-term debt due to the acquisition of Mt. Signal. The aggregate amounts of payments on long-term debt, excluding amortization of debt discounts, due after June 30, 2014 and July 23, 2014, are as follows:

	Balance of 2014	2015	2016	2017	2018	Thereafter	Total
(In thousands)
Maturities of long-term debt at June 30, 2014	$192,467	$412,021	$16,735	$17,629	$18,366	$373,364	$1,030,582
Term Loan	1,500	3,000	3,000	3,000	3,000	286,500	300,000
Revolver	—	—	—	—	—	—	—
Repayment of Amended Bridge Credit Facility	(4,000)	(396,000)	—	—	—	—	(400,000)
Debt assumed upon Mt. Signal acquisition	13,314	13,147	18,022	14,022	14,324	344,671	417,500
Maturities of long-term debt at July 23, 2014	$203,281	$32,168	$37,757	$34,651	$35,690	$1,004,535	$1,348,082

7. DERIVATIVES
As of June 30, 2014 and December 31, 2013, Terra LLC's derivative activity consists of the following:

(In thousands)		Assets (Liabilities) Fair Value
Derivatives not designated as hedging:	Balance Sheet Classification	As of June 30, 2014	As of December 31, 2013
Interest rate swaps	Accounts payable and other current liabilities	$(723)	$—
Cross-currency swaps	Accounts payable and other current liabilities	(902)	—

		Losses		Losses
(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging:	Statement of Operations Classification	2014	2013	2014	2013
Interest rate swaps	Interest expense, net	$153	$—	$723	$—
Cross-currency swaps	Loss on foreign currency exchange	902	—	902	—

As of June 30, 2014, the project entities in the California Public Institution project portfolio are party to four interest rate swap instruments that are economic hedges. These instruments are used to hedge floating rate debt. Under the interest rate swap agreements, the project entities pay a fixed rate and the financial institution counterparties to the agreements pay the project entities a floating interest rate. The combined notional value of the four interest rate swap instruments at June 30, 2014 and December 31, 2013 was $11,176.
As of June 30, 2014, the project entities in the Stonehenge Operating project portfolio are party to three cross-currency swap instruments that are economic hedges. These instruments are used to hedge the foreign currency risk posed by the project entities' term loan facilities, which are denominated in euros. The combined notional value of the three cross-currency swap instruments at June 30, 2014 and December 31, 2013 was $23,191 and $0, respectively.
The amounts recorded in the condensed combined consolidated balance sheet, as provided in the table above, represent the estimated fair value of the net amount that would settle on the balance sheet date if the swaps were transferred to other third parties or canceled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded in the condensed combined consolidated statement of operations, as provided in the table above.

8. INCOME TAXES
Income tax balances are determined and reported herein under the “separate return” method. Use of the separate return method may result in differences when the sum of the amounts allocated to TerraForm’s carve-out tax provisions are compared with amounts presented in SunEdison’s consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Furthermore, certain tax attributes (for example, net operating loss carryforwards) that were reflected in SunEdison's consolidated financial statements will not be available to reduce future taxable income subsequent to the closure of the IPO on July 23, 2014, when Terra LLC separated from SunEdison.
Terra LLC records income tax expense (benefit) each quarter using its best estimate of the full year’s effective tax rate. Terra LLC regularly reviews its deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. Terra LLC's total deferred tax liabilities, net of deferred tax assets, as of June 30, 2014 and December 31, 2013, were $1,511 and $6,472, respectively.
Terra LLC is subject to income taxes in the United States and multiple foreign jurisdictions and is subject to income tax audits in these jurisdictions. Terra LLC believes its tax return positions are fully supported, but tax authorities may challenge certain positions. Terra LLC has no tax uncertainties for which an accrual is necessary.
Terra LLC intends to remit cash flows from operations in foreign jurisdictions to the United States for general business purposes.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
Terra LLC performs fair value measurements in accordance with ASC 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.
ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•
Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.
For cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of Terra LLC's long-term debt is classified as Level 2 and was determined using a discounted cash flow approach using market rates for similar debt instruments. The carrying amount and estimated fair value of Terra LLC’s long-term debt as of June 30, 2014 and December 31, 2013 are as follows:

	As of June 30, 2014		As of December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt, including current portion	$1,027,532	$1,030,483	$437,280	$443,067
Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed combined consolidated balance sheet:

	As of June 30, 2014			As of December 31, 2013
Assets (Liabilities)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps	$—	$(723)	$—	$—	$—	$—
Cross-currency swaps	—	(902)	—	—	—	—
Regulus warrant	—	—	(6,494)	—	—	—
Total	$—	$(1,625)	$(6,494)	$—	$—	$—
Terra LLC's interest rate swaps and cross-currency swaps are classified as Level 2 since all significant inputs are observable for similar instruments. The fair value is determined based on observable market prices for forward currencies and interest rates.  The Regulus warrant is valued using Level 3 inputs. The fair value is based on unobservable inputs, including a cash flow forecast for the project and a market discount rate to determine the fair value of the asset as of the planned sale date. There were no transfers between Level 1, Level 2 and Level 3 financial instruments during the three and six month periods ended June 30, 2014. Terra LLC held no financial instruments measured at fair value during the year ended December 31, 2013.

10. COMMITMENTS AND CONTINGENCIES
From time to time, Terra LLC is notified of possible claims or assessments arising in the normal course of business operations. Management continually evaluates such matters with legal counsel and believes that, although the ultimate outcome is not presently determinable, these matters will not result in a material adverse impact on Terra LLC's financial position or operations.

11. RELATED PARTIES
Corporate Allocations
Amounts were allocated from SunEdison for general corporate overhead costs attributable to the operations of the Predecessor. These amounts were $2,142 and $3,732 for the three months and six months ended June 30, 2014, respectively and $1,075 and $2,150 during the same periods in 2013. The general corporate overhead expenses incurred by SunEdison include costs from certain corporate and shared services functions provided by SunEdison. The amounts reflected include (i) charges that were incurred by SunEdison that were specifically identified as being attributable to the Predecessor and (ii) an allocation of applicable remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of TerraForm’s solar energy systems. These costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate costs that were specifically identifiable to a particular operation of SunEdison have been allocated to that operation, including the Predecessor. Where specific identification of charges to a particular operation of SunEdison was not practicable, an allocation was applied to all remaining general corporate overhead costs. The allocation methodology for all remaining corporate overhead costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of TerraForm’s operations. The cost allocations have been determined on a basis considered to be a reasonable reflection of all costs of doing business by the Predecessor. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, management judgment, or other factors.
Management Services Agreement
Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into a management services agreement (the"Management Services Agreement" or "MSA") with SunEdison. Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services to Terra LLC and its subsidiaries. As consideration for the services provided, we will pay SunEdison a base management fee as follows: (1) no fee for the remainder of 2014, (ii) 2.5% of Terra LLC's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (iii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. All costs under the MSA will be reflected in Terra LLC's combined consolidated statement of operations and the difference between actual costs and the fee paid pursuant to the MSA will be treated as an equity contribution from SunEdison.
Interest Payment Agreement
Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison has agreed to pay all of the scheduled interest on the Term Loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). SunEdison will not be obligated to pay any amounts payable under the Term Loan in connection with an acceleration of the indebtedness thereunder. Any amounts payable by SunEdison under the Interest Payment Agreement that are not remitted when due will remain due (whether on demand or otherwise) and interest will accrue on such overdue amounts at a rate per annum equal to the interest rate then applicable under the Term Loan. In addition, Terra LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all sums owed by Terra LLC to SunEdison under the distribution provisions of the amended and restated operating agreement of Terra LLC, and Terra LLC may pay such amounts to Terra Operating LLC. Interest expense incurred under the term loan will be reflected in Terra LLC's combined consolidated statement of operations and the reimbursement for such costs will be treated as an equity contribution from SunEdison.
Incentive Revenue
Certain SRECs are sold to SunEdison under contractual arrangements at fixed prices. Revenue from the sale of SRECs to affiliates was $355 and $494 during the three months and six months ended June 30, 2014, respectively and $328 and $448 during the same periods in 2013.
Operations and Maintenance
Operations and maintenance services are provided to TerraForm by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $785 and $1,137 for the three months and six months ended June 30, 2014 and 2013, respectively, and were $162 and $321 during the same periods in 2013, and are reported as cost of operations in the condensed combined consolidated statements of operations.
SunEdison and Affiliates
Certain of our expenses are paid by affiliates of SunEdison and are reimbursed by Terra LLC to the same, or other affiliates of SunEdison. As of June 30, 2014 and December 31, 2013, Terra LLC owed SunEdison and affiliates $10,152 and $82,051, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed combined consolidated financial statements for the six months ended June 30, 2014 and 2013, and our unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2014 and 2013, and the notes thereto. The unaudited financial statements included herein should be read in conjunction with our Rule 424(b)(4) prospectus filed with the SEC on July 21, 2014 ("Prospectus"), which contains TerraForm Power, Inc. ("TerraForm Power") and TerraForm Power, LLC (Predecessor) ("Terra LLC") audited financial statements, and notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations. The Prospectus also includes Terra LLC's unaudited condensed combined consolidated financial statements for the three month periods ended March 31, 2014 and 2013. The results shown herein are not necessarily indicative of the results to be expected in any future periods. References in this Quarterly Report on Form 10-Q to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries.
Cautionary Statement Concerning Forward-Looking Statements
Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus.
The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview
We are a dividend growth-oriented company formed to own and operate contracted clean power generation assets acquired from SunEdison, Inc. ("SunEdison") and unaffiliated third parties. Our business objective is to acquire and operate high-quality contracted cash flows, primarily from owning solar generation assets serving utility, commercial and residential customers. Over time, we intend to acquire other clean power generation assets, including wind, natural gas, geothermal and hydro-electricity, as well as hybrid energy solutions that enable us to provide contracted power on a 24/7 basis. We believe we are well-positioned for substantial growth due to the high-quality, diversification and scale of our project portfolio, the long-term power purchase agreements ("PPAs") we have with creditworthy counterparties, our dedicated management team and SunEdison's project origination and asset management capabilities.
As of June 30, 2014, SunEdison reported a 4.3 gigawatt ("GW") project pipeline and backlog, which represents a 0.7 GW increase from 3.6 GW as of March 31, 2014, as disclosed in our Prospectus. We benefit from the growth of SunEdison's project pipeline and backlog as SunEdison has granted us the right to acquire certain projects (the "Call Right Projects") and a right of first offer for six years with respect to certain projects (the "ROFO Projects") pursuant to the project support agreement (the "Support Agreement").
Initial Public Offering
On July 23, 2014, we closed an initial public offering ("IPO") of 20,065,000 shares of our Class A common stock at a price to the public of $25.00 per share (the “IPO Price”). In addition, the underwriters exercised in full their option to purchase an additional 3,009,750 shares of Class A common stock at the IPO price. Concurrently with the closing of the IPO, we also closed two private placement transactions of $65.0 million in the aggregate at a price per share equal to the IPO Price, completed the acquisition of Mt. Signal, a 266 megawatt ("MW") utility-scale project in California, and Summit Solar

(Canada), seven sites totaling 3.8 MW of distributed generation ("DG"), and entered into a new $300.0 million term loan facility and a $140.0 million revolving credit facility.
We received $533.5 million of net proceeds from the IPO, net of underwriting discounts and commissions and a structuring fee, and net proceeds of $65.0 million from the sale of shares of our Class A common stock at the IPO Price to Altai Capital Master Fund, Ltd. (“Altai”) and Everstream Opportunities Fund I, LLC (“Everstream”) (the "Private Placements"). We used $162.3 million of proceeds to purchase Class B units (and Class B common stock) from SunEdison at the IPO Price, less underwriting discounts and commissions and a pro rata portion of the structuring fee, which securities were immediately canceled contemporaneously with issuing additional Class A units to TerraForm Power.
We used net proceeds of $436.2 million, together with borrowings under our new term loan facility, to repay all outstanding indebtedness (including accrued interest) under our bridge facility, to pay fees and expenses related to the new term loan and revolving credit facility and we intend to repay $47.0 million of project-level indebtedness. In addition, we will use $86.0 million of the net proceeds to pay for the acquisition and related milestone payments of certain projects included in Terra LLC’s initial portfolio. The remaining $194.4 million of net proceeds after the foregoing will be used for general corporate purposes, including future acquisitions of solar assets from SunEdison or from unaffiliated third parties.
Current Portfolio
Our current portfolio consists of solar projects located in the United States ("US") and its unincorporated territories, Canada, the United Kingdom ("UK") and Chile with total nameplate capacity of 807.9 MW. All of these projects have long-term PPAs with creditworthy counterparties. The PPAs have a weighted average (based on MW) remaining life of 20 years as of June 30, 2014. We intend to rapidly expand and diversify our initial project portfolio by acquiring clean generation utility-scale, distributed and residential assets located in the US, Canada, the UK and Chile, each of which we expect will also have a long-term PPA with a creditworthy counterparty. Growth in our project portfolio will be driven by our relationship with SunEdison, including access to its project pipeline, and by our access to unaffiliated third party developers and owners of clean generation assets

Our current portfolio is comprised of the following projects:

Projects	Country	Net Capacity (MW)	Status	Counterparty	Remaining Duration of PPA (in years)
Distributed Generation:
U.S. Projects 2014	US	46.0	Under Construction	Various utilities, municipalities and commercial entities	19
Summit Solar Projects (US)	US	19.6	Operating	Various commercial and governmental entities	14
Summit Solar Projects (Canada) **	Canada	3.8	Operating	Ontario Power Authority	18
Enfinity	US	15.7	Operating	Various commercial, residential and governmental entities	18
U.S. Projects 2009-2013	US	15.2	Operating	Various commercial and governmental entities	16
U.S. State Prisons Projects	US	13.5	(9.3 MW) Operating	State of California Department of Corrections and Rehabilitations	20
MA Operating	US	12.2	Operating	Various municipalities	20
SunE Solar Fund X	US	8.8	Operating	Various utilities, municipalities, and commercial entities	17
Subtotal		134.8
Utility:
Regulus Solar	US	81.9	Under Construction	Southern California Edison	20
North Carolina Portfolio	US	26.0	Under Construction	Duke Energy Progress	15
Atwell Island	US	23.5	Operating	Pacific Gas & Electric Company	24
Nellis	US	14.1	Operating	United States of America (PPA); Nevada Power Company (SRECs)	14
Alamosa	US	8.2	Operating	Xcel Energy	14
CalRENEW-1	US	6.3	Operating	Pacific Gas & Electric Company	16
Marsh Hill	Canada	18.7	Under Construction	Ontario Power Authority	20
SunE Perpetual Lindsay	Canada	15.5	Under Construction	Ontario Power Authority	20
Stonehenge Q1	UK	41.1	Operating	Statkraft AS	15
Stonehenge Operating	UK	23.6	Operating	Total Gas & Power Limited	14
Says Court	UK	19.8	Operating	Statkraft AS	15
Crucis Farm	UK	16.1	Operating	Statkraft AS	15
Norrington	UK	11.2	Operating	Statkraft AS	15
CAP	Chile	101.2	Operating	Compañía Minera del Pacífico (CMP)	20
Mt. Signal **	US	265.9	Operating	San Diego Gas & Electric	25
Subtotal		673.1
Total current portfolio		807.9
** Project acquisition closing occurred on July 23, 2014
Our total operating nameplate megawatt capacity (MW) as of the completion of the IPO on July 23, 2014, was 619.3 MW. We currently expect all of the projects in our current portfolio to be operational by December 31, 2014.

The following table summarizes our current portfolio:

	Distributed
	Generation	Utility	Total
Operating MW at June 30, 2014	84.5	237.8	322.3
Operating MW acquired after June 30, 2014	3.8	265.9	269.7
Operating MW completed after June 30, 2014	—	27.3	27.3
Total operating MW at closing of IPO on July 23, 2014	88.3	531.0	619.3
MW under construction	46.5	142.1	188.6
Total current portfolio	134.8	673.1	807.9

Factors that Significantly Affect our Results of Operations and Business
We expect the following factors will affect our results of operations:
Increasing Utilization of Clean Power Generation Sources
Clean energy has been one of the fastest growing sources of electricity generation in North America and globally over the past decade. We expect the renewable energy generation segment in particular to continue to offer high growth opportunities driven by:

•	the significant reduction in the cost of solar and other renewable energy technologies, which will lead to grid parity in an increasing number of markets;

•
distribution charges and the effects of an aging transmission infrastructure, which enable renewable energy generation sources located at a customer’s site, or distributed generation, to be more competitive with, or cheaper than, grid-supplied electricity;

•
the replacement of aging and conventional power generation facilities in the face of increasing industry challenges, such as regulatory barriers, increasing costs of and difficulties in obtaining and maintaining applicable permits, and the decommissioning of certain types of conventional power generation facilities, such as coal and nuclear facilities;

•
the ability to couple renewable power generation with other forms of power generation, creating a hybrid energy solution capable of providing energy on a 24/7 basis while reducing the average cost of electricity obtained through the system;

•	the desire of energy consumers to lock in long-term pricing of a reliable energy source;

•	renewable power generation’s ability to utilize freely available sources of fuel, thus avoiding the risks of price volatility and market disruptions associated with many conventional fuel sources;

•	environmental concerns over conventional power generation; and

•
government policies that encourage development of renewable power, such as state or provincial renewable portfolio standard programs, which motivate utilities to procure electricity from renewable resources.

In addition to renewable energy, we expect natural gas to grow as a source of electricity generation due to its relatively lower cost and lower environmental impact compared to other fossil fuel sources, such as coal and oil.
Project Operations and Generation
Our revenue is primarily a function of the volume of electricity generated and sold by our solar energy projects as well as, to a lesser extent, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. Our current portfolio of power generation assets is fully contracted under long-term PPAs with creditworthy counterparties. As of June 30, 2014, the weighted average remaining life of our PPAs (based on MW) was 20 years. Pricing of the electricity sold under these PPAs is or will be fixed for the duration of the contract. In the case of our UK projects, the price for electricity is fixed for a specified period of time (typically four years), after which the price is subject to an adjustment based on the current market price (subject to a price floor). The prices for green energy certificates are fixed by UK laws or regulations, and certain other attributes are indexed to prices set by UK laws or regulations. In the case of our Massachusetts projects (MA Operating and certain projects in our U.S. Projects 2014 portfolio), a portion of the contracted revenue is fixed and the remainder is subject to an adjustment based on the current market price. Certain of our PPA have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.
Project Acquisitions
Our growth strategy is dependent on our ability to acquire additional clean power generation assets from SunEdison and unaffiliated third parties. We are focused on acquiring long-term contracted clean power generation assets with proven technologies, low operating risks and stable cash flows in geographically diverse locations with growing demand and stable legal and political systems.
We entered into the Support Agreement with SunEdison, which requires SunEdison to sell us Call Right Projects from its development pipeline by the end of 2016 that have at least $175.0 million of cash available for distribution during the first 12 months following the project's respective commercial operations date ("Projected FTM CAFD"). Specifically, the Support Agreement requires SunEdison to sell to us:

•	solar projects that have at least $75.0 million of Projected FTM CAFD prior to the end of 2015; and

•	solar projects that have at least $100.0 million of Projected FTM CAFD during calendar year 2016.
If the amount of Projected FTM CAFD of the projects we acquire under the Support Agreement prior to the end of 2015 is less than $75.0 million, or the amount of Projected FTM CAFD of the projects we acquire under the Support Agreement during 2016 is less than $100.0 million, SunEdison has agreed that it will continue to offer to us sufficient Call Right Projects until the total aggregate Projected FTM CAFD commitment has been satisfied. The Call Right Projects that are specifically identified in the Support Agreement currently have a total nameplate capacity of approximately 1.6 GW.
Seasonality
The amount of electricity our solar power generation assets produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months results in less irradiation, the generation of particular assets will vary depending on the season. Additionally, to the extent more of our power generation assets are located in the northern or southern hemisphere, overall generation of our entire asset portfolio could be impacted by seasonality. While we expect seasonal variability to occur, we expect aggregate seasonal variability to decrease if geographic diversity of our portfolio between the northern and southern hemisphere increases.
We expect our current portfolio’s power generation to be at its lowest during the fourth quarter of each year. Similarly, we expect our fourth quarter revenue generation to be lower than other quarters. We intend to reserve a portion of our cash available for distribution and maintain a revolving credit facility in order to, among other things, facilitate the payment of dividends to our stockholders. As a result, we do not expect seasonality to have a material effect on the amount of our quarterly dividends.
Cash Distribution Restrictions
In many cases we obtain project-level financing for our clean power generation assets. These project financing arrangements typically restrict the ability of our project subsidiaries to distribute funds to us unless specific financial thresholds are satisfied on specified dates. Cash on deposit in restricted accounts that cannot be distributed reduces the amount of cash available for distribution produced by those project subsidiaries, and, as a result, we may not have sufficient liquidity to make corresponding distributions until the cash is actually distributed and/or such financial thresholds are satisfied.
Foreign Exchange
Our operating results are reported in United States dollars. However, in the future, we expect a significant amount of our revenues and expenses will be generated in currencies other than United States dollars (including the British pound, the Canadian dollar and other currencies). As a result, we expect our revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where our clean power generation assets are located. To the extent we do not hedge these exposures, fluctuations in foreign exchange rates could negatively impact our profitability.

Key Metrics
Operating Metrics
Nameplate Megawatt Capacity
We measure the electricity-generating production capacity of our power generation assets in nameplate megawatt capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Nameplate capacity is the rated capacity of all of the power generation assets we own adjusted to reflect our economic ownership of joint ventures and similar projects. The size of our power generation assets varies significantly among the assets comprising our portfolio. We believe the aggregate nameplate megawatt capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate megawatt capacity are indicative of the growth rate of our business.
Megawatt Hours Sold
Megawatt hours sold refers to the actual volume of electricity generated and sold by our projects during a particular period. We track megawatt hours sold as an indicator of our ability to recognize revenue from the generation of electricity at our projects.
Financial Metrics
Adjusted EBITDA
We define Adjusted EBITDA as net income plus interest expense, net, income taxes, depreciation, accretion and amortization, and certain other non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business or future operating performance.
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities. In addition, Adjusted EBITDA is used by our management for internal planning purposes, including for certain aspects of our consolidated operating budget.

Combined Results of Operations of our Predecessor

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Operating revenues	$21,968	$4,663	$30,077	$7,638
Operating costs and expenses:
Cost of operations	1,386	149	1,846	324
Cost of operations–affiliate	785	162	1,137	321
General and administrative	358	133	456	177
General and administrative–affiliate	2,142	1,075	3,732	2,150
Acquisitions costs	1,235	—	1,235	—
Formation and offering related fees and expenses	2,863	—	2,863	—
Depreciation and accretion	4,760	1,111	8,001	2,201
Total operating costs and expenses	13,529	2,630	19,270	5,173
Operating income	8,439	2,033	10,807	2,465
Other expense, net:
Interest expense, net	24,171	1,378	31,253	2,752
Loss on extinguishment of debt	1,945	—	1,945	—
Loss on foreign currency exchange	79	—	674	—
Total other expense, net	26,195	1,378	33,872	2,752
(Loss) income before income tax (benefit) expense	(17,756)	655	(23,065)	(287)
Income tax (benefit) expense	(5,318)	314	(6,875)	(137)
Net (loss) income	(12,438)	341	(16,190)	(150)
Net loss attributable to non-controlling interest	471	—	110	—
Net loss attributable to TerraForm	$(12,909)	$341	$(16,300)	$(150)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating Revenues

Operating revenues for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
Operating Revenues (in thousands, other than MW data)	2014	2013
Energy	$12,011	$2,613
Incentives	9,957	2,050
Total operating revenues	$21,968	$4,663

MWh Sold	145,411	16,087
Nameplate Megawatt Capacity (MW) (1)	322.3	32.2
———
(1) Operational at end of period.

Energy revenues increased by $9.4 million during the three months ended June 30, 2014, compared to the same period in 2013, due to:

(In thousands)
Increase in energy revenues as CAP, Norrington, Stonehenge Q1, and California Public Institutions achieved commercial operations	$6,754
Increase in energy revenues from acquisitions of operating projects, which include Enfinity, Summit Solar U.S., Nellis, Atwell Island, CalRenew-1, and Stonehenge Operating	3,415
Amortization of acquired PPA intangible assets	(771)
$9,398

Incentive revenues increased by $7.9 million during the three months ended June 30, 2014, compared to the same period in 2013, due to:

(In thousands)
Increase in incentive revenues as CAP, Norrington, Stonehenge Q1, and California Public Institutions achieved commercial operations	$2,865
Increase in incentive revenues from acquisitions of operating projects, which include Enfinity, Summit Solar U.S., Nellis, Atwell Island, CalRenew-1, and Stonehenge Operating	4,855
Other projects	187
$7,907
Costs of Operations

	For the Three Month Period Ended June 30,
Cost of operations (in thousands)	2014	2013
Cost of operations	$1,386	$149
Cost of operations-affiliate	785	162
Total cost of operations	$2,171	$311
Total costs of operations increased by $1.9 million to $2.2 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. This increase was primarily related to the operations of CAP, Norrington, Stonehenge Q1, and California Public Institutions projects, which reached the commercial operations date ("COD") in 2014, combined with the acquisitions of Enfinity, Summit Solar U.S., Nellis, Atwell Island, CalRenew-1, and Stonehenge Operating projects. Cost of operations—affiliate increased $0.6 million during the three month ended June 30, 2014, compared to the same period in 2013. The increase is due to additional operations and maintenance costs resulting from the completion of projects contributed by SunEdison and third party acquisitions.
General and Administrative
General and administrative—affiliate expense increased by $1.1 million to $2.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. General and administrative expense increased to $0.4 million for the three months ended June 31, 2014 compared to $0.1 million in the three months ended June 30, 2013. The increase is due to additional costs incurred as a result of an increase in operational projects and nameplate capacity resulting from additional projects that achieved commercial operations compared to the prior year.
                Immediately prior to the closing of the IPO on July 23, 2014, we entered into a management services agreement (the"Management Services Agreement" or "MSA") with SunEdison.  Pursuant to the MSA, no fees will be paid to SunEdison for general and administrative services provided to us for the remainder of 2014. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016 and $9.0 million in 2017.
Formation and Offering Related Fees and Expenses
Formation and offering related fees and expenses were $2.9 million during the three months ended June 30, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services not directly related to the IPO.

Acquisition Costs
Acquisition costs were $1.2 million during the three months ended June 30, 2014. These fees primarily consist of professional fees for legal and accounting services related to the acquisitions completed during the period.
Depreciation and Accretion
Depreciation and accretion expense increased by $3.6 million to $4.8 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due primarily to additional depreciation for solar energy systems that reached commercial operations in late 2013 and during 2014. In addition, third party acquisitions resulted in an additional $1.5 million of depreciation and accretion expense during the three months ended June 30, 2014 compared to the same period in 2013.
Interest Expense, Net
Interest expense, net increased by $22.8 million during the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increased indebtedness related to construction financings, financing lease arrangements and borrowings under the bridge credit facility resulted in higher interest expense compared to the same period in 2013. In addition, the amortization of deferred financing fees, included in interest expense increased $13.4 million primarily due to deferred fees associated with the bridge credit facility.
Immediately prior to the closing of the IPO on July 23, 2014, we entered into the interest payment agreement (the "Interest Payment Agreement") with SunEdison. Pursuant to this agreement, SunEdison has agreed to pay all of the scheduled interest on our term loan through the third anniversary of us entering entering into the term loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due).
Loss on Extinguishment of Debt
Terra LLC incurred a loss on extinguishment of debt of $1.9 million for the three months ended June 30, 2014 due to the termination of our capital lease obligations upon acquiring the lessor interest in the Alamosa project solar generation assets.
Loss on Foreign Currency Exchange
Terra LLC incurred a loss on foreign currency exchange of $0.1 million for the three months ended June 30, 2014 due to unfavorable changes in foreign currency exchange rates during the period. There was no gain or loss on foreign currency exchange for the three months ended June 30, 2013.
Income Tax Benefit
Income tax benefit was $5.3 million for the three months ended June 30, 2014 compared to income tax expense of $0.3 million during the same period in 2013.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest increased to $0.5 million for the three months ended June 30, 2014 due to the origination of a non-controlling interest in a project entity in December 2013 and March 2014. There were no non-controlling interests during the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating Revenues

Operating revenues for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
Operating Revenues (in thousands, other than MW data)	2014	2013
Energy	$18,414	$4,306
Incentives	11,663	3,332
Total operating revenues	$30,077	$7,638

MWh Sold	190,798	26,351
Nameplate Megawatt Capacity (MW) (1)	322.3	32.2
———
(1) Operational at end of period.
Energy revenues increased by $14.1 million during the six months ended June 30, 2014, compared to the same period in 2013, due to:

(In thousands)
Increase in energy revenues as CAP, Norrington, Stonehenge Q1, and California Public Institutions achieved commercial operations	$10,995
Increase in energy revenues from acquisitions of operating projects, which include Enfinity, Summit Solar U.S., Nellis, Atwell Island, CalRenew-1, and Stonehenge Operating	3,774
Amortization of acquired PPA intangible assets	(771)
Other projects	110
$14,108

Incentive revenues increased by $8.3 million during the three months ended June 30, 2014, compared to the same period in 2013, due to:

(In thousands)
Increase in incentive revenues as CAP, Norrington, Stonehenge Q1, and California Public Institutions achieved commercial operations	$2,872
Increase in incentive revenues from acquisitions of operating projects, which include Enfinity, Summit Solar U.S., Nellis, Atwell Island, CalRenew-1, and Stonehenge Operating	5,459
$8,331
Costs of Operations

	For the Six Month Period Ended June 30,
Cost of operations (in thousands)	2014	2013
Cost of operations	$1,846	$324
Cost of operations-affiliate	1,137	321
Total cost of operations	$2,983	$645
Total costs of operations increased by $2.3 million to $3.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily related to the operations of CAP, Norrington, Stonehenge Q1, and California Public Institutions projects, which achieved COD in 2014, combined with the acquisitions of Enfinity, Summit Solar U.S., Nellis, Atwell Island, CalRenew-1, and Stonehenge Operating. Cost of operations—affiliate increased $0.8 million during the six month ended June 30, 2014 compared to the same period in 2013. The increase is due to additional operations and maintenance costs resulting from the completion of projects contributed by SunEdison and third party acquisitions.
General and Administrative
General and administrative—affiliate expense increased by $1.6 million to $3.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. General and administrative expense increased to $0.5 million for the six months ended June 31, 2014 compared to $0.2 million during the six months ended June 30, 2013. The increase is due to additional costs incurred as a result of an increase in operational projects and nameplate capacity resulting from additional projects that achieved commercial operations compared to the prior year.
Immediately prior to the closing of the IPO on July 23, 2014, we entered into the MSA with SunEdison.  Pursuant to the MSA, no fees will be paid to SunEdison for general and administrative services provided to us for the remainder of 2014. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016 and $9.0 million in 2017.
Formation and Offering Related Fees and Expenses
Formation and offering related fees and expenses were $2.9 million during the six months ended June 30, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services not directly related to the IPO.
Acquisition Costs
Acquisition costs were $1.2 million during the six months ended June 30, 2014. These fees primarily consist of professional fees for legal and accounting services related to the acquisitions completed during the period.
Depreciation and Accretion
Depreciation and accretion expense increased by $5.8 million to $8.0 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due primarily to additional depreciation for solar energy systems that reached commercial operations in late 2013 and during 2014. In addition, third party acquisitions resulted in an additional $1.5 million of depreciation and accretion expense during the six months ended June 30, 2014 compared to the same period in 2013.
Interest Expense, Net
Interest expense, net increased by $28.5 million during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to increased indebtedness related to construction financings, financing lease arrangements and borrowings under the bridge credit facility resulted in higher interest expense compared to the same period in 2013. In addition, the amortization of deferred financing fees, included in interest expense increased $13.8 million primarily due to deferred fees associated with the bridge credit facility.
Immediately prior to the closing of the IPO on July 23, 2014, we entered into the Interest Payment Agreement with SunEdison. Pursuant to this agreement, SunEdison has agreed to pay all of the scheduled interest on our term loan through the third anniversary of us entering entering into the term loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due).
Loss on Extinguishment of Debt
Terra LLC incurred a loss on extinguishment of debt of $1.9 million for the six months ended June 30, 2014 due to the termination of our capital lease obligations upon acquiring the lessor interest in the Alamosa project solar generation assets.
Loss on Foreign Currency Exchange
We incurred a loss on foreign currency exchange of $0.7 million for the six months ended June 30, 2014 primarily due to a $2.8 million realized loss incurred on the payment of outstanding Chilean peso denominated payables related to the construction of the CAP project in Chile, which were paid subsequent to the project reaching commercial operations in March 2014. This loss was partially offset by a $2.0 million unrealized gain on the remeasurement of intercompany receivables denominated in British pounds. There was no gain or loss on foreign currency exchange for the six months ended June 30, 2013.
Income Tax Benefit
Income tax benefit was $6.9 million for the six months ended June 30, 2014 compared to a benefit of $0.1 million during the same period in 2013.

Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest increased to $0.1 million for the six months ended June 30, 2014 due to the origination of a non-controlling interest in a project entity in December 2013 and March 2014. There were no non-controlling interests during the six months ended June 30, 2013.

Liquidity and Capital Resources
We expect our primary sources of liquidity in the future to be cash generated from operations and borrowings available under our new Revolving Credit Facility. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service debt, and to pay dividends. Historically, our predecessor operations were financed as part of SunEdison's integrated operations and largely relied on internally generated cash flows as well as corporate and/or project-level borrowings to satisfy its capital expenditure requirements.
Liquidity Position
Total liquidity as of July 31, 2014 was approximately $515 million, comprised of cash and restricted cash of $375 million and availability under under our revolving credit facility of $140 million. As of June 30, 2014 and December 31, 2013, our liquidity was $88.7 million and $70.8 million, respectively.
Management believes that our liquidity position and cash flows from operations will be adequate to finance growth, operating and maintenance capital expenditures, to fund dividends to holders of our Class A common stock and other liquidity commitments. Management continues to regularly monitor our ability to finance the needs of operating, financing and investing activity within the dictates of prudent balance sheet management.
Sources of Liquidity
Our principal sources of liquidity to include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity securities as appropriate given market conditions. Our financing arrangements consist mainly of the project-level financings for our various assets.
Initial Public Offering
On July 23, 2014, we completed the IPO by issuing 20,065,000 shares of Class A common stock at the IPO Price for aggregate gross proceeds of $501.6 million. In addition, the underwriters exercised in full their option to purchase an additional 3,009,750 share of Class A common stock at the IPO Price for aggregate gross proceeds of $75.2 million. Concurrently with the IPO, we sold an aggregate of 2,600,000 shares of our Class A common stock at the IPO Price pursuant to the Private Placements, for aggregate gross proceeds of $65.0 million. In addition, on July 23, 2014, as consideration for the acquisition of the Mt. Signal project from Silver Ridge Partners, LLC (“SRP”) at an aggregate purchase price of $292.0 million, Terra LLC issued to SRP 5,840,000 Class B units (and we issued a corresponding number of shares of Class B common stock) and 5,840,000 Class B1 units (and we issued a corresponding number of shares of Class B1 common stock). SRP distributed Class B shares and units to SunEdison and Class B1 shares and units to R/C US Solar Investment Partnership, L.P.. ("Riverstone"), the owners of SRP. Following the IPO, we own 30.3% of Terra LLC and consolidate the results of Terra LLC through our controlling interest, with SunEdison's 63.9% interest and Riverstone's 5.8% interest shown as non-controlling interest.
We used net proceeds of $436.2 million, together with borrowings under the Term Loan, to repay all outstanding indebtedness (including accrued interest) under our bridge facility, to pay fees and expenses related to the Term Loan and revolving credit facility and we intend to repay $47.0 million of project-level indebtedness. In addition, we will use $86.0 million of the net proceeds to pay for the acquisition and related milestone payments of certain projects included in our initial portfolio. The remaining $194.4 million of net proceeds after the foregoing will be used for general corporate purposes, including future acquisitions of solar assets from SunEdison or from unaffiliated third parties.
Term Loan and Revolving Credit Facility
In connection with the IPO, Terra Operating LLC entered into the Revolver and the Term Loan (collectively the “Credit Facilities”). The Revolver will provide for up to a $140.0 million senior secured revolving credit facility and the Term Loan is expected to provide for up to a $300.0 million senior secured term loan. The Term Loan was used to repay a portion of outstanding indebtedness under the Bridge Facility. We also expect to have the ability to seek an incremental term loan facility or increase the Revolver under the Credit Facilities. Each of Terra Operating LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries and Terra LLC are guarantors under the Credit Facilities.

Project-Level Financing Arrangements
We have outstanding project-specific non-recourse financing that is backed by certain of our solar energy system assets. The agreements governing our project-level financing contain financial and other restrictive covenants that limit our project subsidiaries’ ability to make distributions to us or otherwise engage in activities that may be in our long-term best interests. The project-level financing agreements generally prohibit distributions from the project entities to us unless certain specific conditions are met, including the satisfaction of certain financial ratios.
Uses of Liquidity
Our principle requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) cash dividends to investors. Generally, once COD is reached, solar power generation assets do not require significant capital expenditures to maintain operating performance.
Our total liquidity as of July 31, 2014, as described above, was approximately $515 million, of which we expect to make payments for various acquisitions and debt repayments of approximately $100 million.
Contractual Obligations and Commercial Commitments
We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements, as disclosed in our Prospectus filed with the Securities and Exchange Commission (the "SEC") on July 21, 2014. Upon the closing of the IPO on July 23, 2014, we repaid all amounts outstanding under the Amended Bridge Credit Facility, entered into the Term Loan and Revolver, and assumed $417.5 million of additional long-term debt due to the acquisition of Mt. Signal. The aggregate amounts of payments on long-term debt, excluding amortization of debt discounts, due after June 30, 2014 and July 23, 2014, are as follows:

	Balance of 2014	2015	2016	2017	2018	Thereafter	Total
(In thousands)
Maturities of long-term debt at June 30, 2014	$192,467	$412,021	$16,735	$17,629	$18,366	$373,364	$1,030,582
Term Loan	1,500	3,000	3,000	3,000	3,000	286,500	300,000
Revolver	—	—	—	—	—	—	—
Repayment of bridge facility	(4,000)	(396,000)	—	—	—	—	(400,000)
Debt assumed upon Mt. Signal acquisition	13,314	13,147	18,022	14,022	14,324	344,671	417,500
Maturities of long-term debt at July 23, 2014	$203,281	$32,168	$37,757	$34,651	$35,690	$1,004,535	$1,348,082
Acquisitions
We expect to continue to acquire additional projects from SunEdison and from unaffiliated third parties. Although we have no commitments to make any such acquisitions, we expect to acquire certain of the Call Right Projects and ROFO Projects. We do not expect to have sufficient amounts of cash on hand to fund the acquisition costs of all of such Call Right Projects and ROFO Projects. As a result, we will need to finance a portion of such acquisitions by either raising additional equity or issuing new debt.
Interest Payment Agreement
In connection with the closing of the IPO on July 23, 2014, we entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison has agreed to pay all of the scheduled interest on the Term Loan through the third anniversary of our entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). SunEdison will not be obligated to pay any amounts payable under the Term Loan in connection with an acceleration of the indebtedness thereunder. Any amounts payable by SunEdison under the Interest Payment Agreement that are not remitted when due will remain due (whether on demand or otherwise) and interest will accrue on such overdue amounts at a rate per annum equal to the interest rate then applicable under the Term Loan. In addition, Terra LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all sums owed by Terra LLC to SunEdison under the distribution provisions of the amended and restated operating agreement of Terra LLC, and Terra LLC may pay such amounts to Terra Operating LLC.
Cash Dividends to Investors
We intend to pay regular quarterly cash dividends to holders of our Class A common stock on or about the 75th day following the expiration of each fiscal quarter. Our quarterly dividend will initially be set at $0.2257 per share of our Class A common stock, or $0.9028 per share on an annualized basis, and the amount may be changed in the future without advance notice. With respect to our first dividend payable on December 15, 2014 to holders of record on December 1, 2014 we intend to pay a pro-rated initial dividend of $0.1717 per share.
We intend to cause Terra LLC to make regular quarterly cash distributions in an amount equal to cash available for distribution generated during a particular quarter, less reserves for working capital needs and the prudent conduct of our business, to its members, including to us as the sole holder of the Class A units, to SunEdison as the sole holder of the Class B units and to Riverstone as the sole holder of Class B1 units, pro rata based on the number of units held. However, during the Subordination Period described below, the Class B units held by SunEdison are deemed “subordinated” because for a three-year period, the Class B units will not be entitled to receive any distributions from Terra LLC until the Class A units and Class B1 units have received quarterly distributions in an amount equal to $0.2257 per unit, or the “Minimum Quarterly Distribution,” plus any arrearages in the payment of the Minimum Quarterly Distribution from prior quarters. The practical effect of the subordination of the Class B units is to increase the likelihood that during the Subordination Period there will be sufficient CAFD to pay the Minimum Quarterly Distribution on the Class A units (and Class B1 units, if any).

Cash Flow Discussion
We use traditional measures of cash flow, including net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
(In thousands)	2014	2013	Change
Net cash provided by (used in) operating activities	$9,405	$(41,566)	$50,971
Net cash used in investing activities	(667,871)	(6,573)	(661,298)
Net cash provided by financing activities	673,338	48,139	625,199
Effect of exchange rate changes on cash and cash equivalents	100	—	100
Total	$14,972	$—	$14,972
Net Cash Provided By Operating Activities
The change in net cash provided by operating activities is primarily driven by the timing of cash payments to SunEdison and affiliates for reimbursement of operating expenses paid by the same or other affiliates of SunEdison.
Net Cash Used in Investing Activities
The change in net cash used by investing activities includes $485.8 million of cash paid to SunEdison and third parties for the construction of solar energy systems, cash paid to third parties for acquisitions of solar systems, and changes in restricted cash in accordance with the restrictions in our debt agreements. When SunEdison contributes projects, we recast our cash flow statement to present construction costs incurred by SunEdison as if they were our construction costs. SunEdison continues to maintain the construction risk for all contributed projects.
Net Cash Provided By Financing Activities
The change in net cash provided by financing activities is primarily driven by proceeds from construction and term debt financing arrangements and contributions from SunEdison to fund capital expenditures.

Non-GAAP Financial Measures
Adjusted EBITDA
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities. In addition, Adjusted EBITDA is used by our management for internal planning purposes, including for certain aspects of our consolidated operating budget.
We define Adjusted EBITDA as net income plus interest expense, net, income taxes, depreciation, accretion and amortization, and certain other non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business or future operating performance. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.  Adjusted EBITDA is not a measure of liquidity or profitability and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure determined in accordance with U.S. GAAP.
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(12,438)	$341	$(16,190)	$(150)
Interest expense, net (a)	24,171	1,378	31,253	2,752
Income tax expense (benefit)	(5,318)	314	(6,875)	(137)
Depreciation, amortization and accretion	5,657	1,111	8,772	2,201
General and administrative - affiliate (b)	2,142	1,075	3,732	2,150
Acquisition costs (c)	1,235	—	1,235	—
Formation and offering related fees and expenses (d)	2,863	—	2,863	—
Loss on extinguishment of debt (e)	1,945	—	1,945	—
Adjusted EBITDA	$20,257	$4,219	$26,735	$6,816

(a)
Subsequent to the closing of the IPO SunEdison will pay all our scheduled interest on our term loan up to $48 million through the third anniversary of our entering into the Term Loan under an interest payment agreement.

(b)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on July 23, we entered into the MSA with SunEdison, pursuant to which SunEdison will provide or arrange for other service providers to provide management and administrative services to us. There will be no cash payments to SunEdison for these services during 2014, and in subsequent years, the cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016 and $9.0 million in 2017. The amount of general and administrative expenses in excess of the fees paid to SunEdison in each year will be treated as an addback in the reconciliation of net income (loss) to Adjusted EBITDA.

(c)
Represents transaction related costs associated with the acquisitions completed during the three and six month period ended June 30, 2014. There were no such costs during the same periods in the prior year.

(d)	Represents non-recurring professional fees for legal, tax and accounting services incurred as a result of the IPO.

(e)
Terra LLC incurred a loss on extinguishment of debt of $1.9 million for the six months ended June 30, 2014 due to the termination of our capital lease obligations upon acquiring the lessor interest in the Alamosa project solar generation assets.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed combined consolidated financial statements and related footnotes. In preparing these condensed combined consolidated financial statements, we have made our best estimates of certain amounts included in the condensed combined consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in the Prospectus. There have been no significant changes to our critical accounting policies and estimates since  December  31, 2013.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our condensed combined consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to several market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. The types of market risks we are exposed to are interest rate risk, foreign currency risk, liquidity risk and credit risk.
Interest Rate Risk
As of June 30, 2014, our long-term debt was at both fixed and variable interest rates. A hypothetical increase or decrease in our variable interest rates by 1% would not have had a significant effect on our Predecessor’s earnings for the three and six months ended June 30, 2014. As of June 30, 2014, the estimated fair value of our debt was $1,030.5 million and the carrying value of our debt was $1,027.5 million. We estimate that a 1% decrease in market interest rates would have increased the fair value of our long-term debt by $29.3 million.
We entered into the Term Loan and the Revolver upon completion of the IPO. Borrowings under the Term Loan and Revolver will be at variable rates. Under the Term Loan agreement, we are required to hedge 50% of our notional amount for the first three years. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates.
Foreign Currency Risk
In 2013, all of our operating revenues were generated in the United States and Puerto Rico and were denominated in United States dollars. During the three and six months ended June 30, 2014 we generated operating revenues in the United States, Puerto Rico, the United Kingdom, and Chile, and all of our revenues were denominated in US dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current project portfolio is US dollar, British pound and Canadian dollar denominated.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Terra LLC's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Terra LLC's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
Terra LLC is involved in various legal proceedings and administrative actions arising in the ordinary course of business. The information regarding these proceedings and actions is included under Note 10, Commitments and Contingencies, to Terra LLC’s unaudited condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” included in the Prospectus filed on July 21, 2014. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 23, 2014, pursuant to the Private Placements, we sold and issued (i) 1,800,000 shares of its Class A common stock at the IPO Price to Altai, and (ii) 800,000 shares of Class A common stock at the IPO Price to Everstream for aggregate gross proceeds of $65.0 million.
In addition, on July 23, 2014, Terra LLC issued 5,840,000 Class B units (and we issued a corresponding number of shares of Class B common stock) and 5,840,000 Class B1 units (and we issued a corresponding number of shares of Class B1 common stock) to Silver Ridge as consideration for the contribution of a solar power project to us. Such securities were issued pursuant to the Contribution Agreement and were valued based on the IPO Price. The Private Placements and issuance to Silver Ridge closed concurrently with the closing of the our IPO. The sales and issuances of the units and shares were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Each of Altai, Everstream and Silver Ridge represented that it is an “accredited investor,” as defined under Rule 501 promulgated under the Securities Act, with access to information about the Company sufficient to evaluate the investment.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
——————
* To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerraForm Power, Inc.

/s/ Sanjeev Kumar
September 2, 2014	Name:	Sanjeev Kumar
	Title:	Senior Vice President and Chief Financial Officer