Form 10-Q/A
period 2014-06-30
TerraForm Power, Inc.
filed 2014-10-02
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of TerraForm Power, Inc. for the quarterly period ended June 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 2, 2014, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits Update.

Exhibit Number	Description
31.1 *	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
——————

*	Previously filed.
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerraForm Power, Inc.

/s/ Alejandro Hernandez
October 2, 2014	Name:	Alejandro Hernandez
	Title:	Executive Vice President and Chief Financial Officer