Form 10-Q
period 2014-09-30
TerraForm Power, Inc.
filed 2014-11-06
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of October 31, 2014, there were 30,652,336 shares of Class A common stock outstanding, par value $0.01 per share, and 64,526,654 shares of Class B common stock outstanding, par value $0.01 per share, and 5,840,000 shares of Class B1 common stock outstanding, par value $0.01 per share.

TERRAFORM POWER, INC. AND SUBSIDIARIES
Table of Contents
Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
Energy	$41,278	$2,578	$59,692	$6,884
Incentives	11,663	2,525	22,832	5,409
Incentives - affiliate	280	298	774	746
Total operating revenues	53,221	5,401	83,298	13,039
Operating costs and expenses:
Cost of operations	4,205	354	6,051	780
Cost of operations - affiliate	2,774	157	3,911	478
General and administrative	2,984	17	3,767	92
General and administrative - affiliate	5,051	1,418	8,783	3,568
Acquisitions costs	1,302	—	2,537	—
Acquisition costs - affiliate	2,826	—	2,826	—
Formation and offering related fees and expenses	536	—	3,399	—
Depreciation and accretion	13,052	1,341	21,053	3,542
Total operating costs and expenses	32,730	3,287	52,327	8,460
Operating income	20,491	2,114	30,971	4,579
Other expense (income):
Interest expense, net	22,466	1,963	53,217	4,716
Gain on extinguishment of debt, net	(9,580)	—	(7,635)	—
Loss on foreign currency exchange	6,240	—	6,914	—
Other, net	80	—	582	(1)
Total other expenses, net	19,206	1,963	53,078	4,715
Income (loss) before income tax benefit	1,285	151	(22,107)	(136)
Income tax provision (benefit)	2,806	77	(4,069)	(60)
Net income (loss)	$(1,521)	$74	$(18,038)	$(76)
Less: Predecessor income (loss) prior to initial public offering on July 23, 2014	6,270		(10,357)
Net loss subsequent to initial public offering	(7,791)		(7,681)
Less: Net loss attributable to non-controlling interest	(3,777)		(3,667)
Net loss attributable to TerraForm Power, Inc. Class A common stockholders	$(4,014)		$(4,014)

Weighted average number of shares:
Class A common stock - Basic and Diluted	27,066		27,066
Loss per share:
Class A common stock - Basic and Diluted	$(0.15)		$(0.15)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(1,521)	$74	$(18,038)	$(76)
Other comprehensive loss, net of tax:
Translation adjustment	(3,297)	—	(2,724)	—
Unrealized loss on hedging instruments	(351)	—	(351)	—
Other comprehensive loss, net of tax	(3,648)	—	(3,075)	—
Total comprehensive (loss) income	(5,169)	74	(21,113)	(76)
Less: Predecessor comprehensive income (loss) prior to initial public offering on July 23, 2014	5,697	74	(10,357)	(76)
Comprehensive income subsequent to initial public offering	(10,866)	$—	(10,756)	$—
Less: comprehensive loss attributable to non-controlling interest:
Net loss	(3,777)		(3,667)
Translation adjustment	(1,898)		(1,898)
Unrealized loss on hedging instruments	(244)		(244)
Comprehensive loss attributable to noncontrolling interest	(5,919)		(5,809)
Comprehensive loss attributable to TerraForm Power, Inc. Class A stockholders	$(4,947)		$(4,947)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$259,363	$1,044
Restricted cash, including consolidated variable interest entities of $32,167 and $2,139 in 2014 and 2013, respectively	67,567	62,321
Accounts receivable, including consolidated variable interest entities of $31,120 and $0 in 2014 and 2013, respectively.	50,028	1,505
Deferred income taxes	—	128
VAT receivable	40,191	38,281
Prepaid expenses and other current assets	11,529	3,079
Total current assets	428,678	106,358
Property and equipment, net, including consolidated variable interest entities of $681,782 and $26,006 in 2014 and 2013, respectively	1,848,635	407,356
Intangible assets, net, including consolidated variable interest entities of $120,432 and $0 in 2014 and 2013, respectively	289,209	22,600
Deferred financing costs, net	36,081	12,397
Restricted cash, including consolidated variable interest entities of $1,139 and $0 in 2014 and 2013, respectively	7,272	7,401
Other assets	3,205	10,765
Total assets	$2,613,080	$566,877

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2014	December 31, 2013
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $14,043 and $587 in 2014 and 2013, respectively.	$270,900	$36,682
Current portion of capital lease obligations	—	773
Accounts payable, accrued expenses and other current liabilities	60,360	1,974
Accrued interest	27,358	6,714
Deferred revenue	7,245	428
Due to SunEdison and affiliates	1,507	82,051
Total current liabilities	367,370	128,622
Other liabilities:
Long-term debt, less current portion, including consolidated variable interest entities of $416,475 and $8,683 in 2014 and 2013, respectively.	1,033,134	371,427
Long-term capital lease obligations, less current portion	—	28,398
Deferred revenue	35,840	5,376
Deferred income taxes	702	6,600
Asset retirement obligations, including consolidated variable interest entities of $5,526 and $1,627 in 2014 and 2013, respectively.	44,749	11,002
Total liabilities	$1,481,795	$551,425

Stockholders' equity:
Net SunEdison investment	—	2,674
Preferred stock, $0.01 par value, 100,000 shares authorized, none issued and outstanding in 2014 and 2013	—	—
Class A common stock, $0.01 par value per share, 63,581 shares authorized, 30,652 issued and outstanding as of September 30, 2014. No shares authorized, issued or outstanding in 2013.	271	—
Class B common stock, $0.01 par value per share, 65,709 shares authorized, 64,527 issued and outstanding as of September 30, 2014. No shares authorized, issued or outstanding in 2013.	645	—
Class B1 common stock, $0.01 par value per share: 260,000 shares authorized, 5,840 issued and outstanding as of September 30, 2014. No shares authorized, issued or outstanding in 2013.	58	—
Additional paid-in capital	317,482	—
Accumulated deficit	(4,014)	—
Accumulated other comprehensive loss	(931)	—
Total TerraForm Power stockholders' equity	313,511	2,674
Non-controlling interests	817,774	12,778
Total stockholders' equity	1,131,285	15,452
Total liabilities and stockholders' equity	$2,613,080	$566,877

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Controlling Interest													Non-controlling Interests

	Net SunEdison Investment									Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Total Equity
		Preferred Stock		Class A Common Stock		Class B Common Stock		Class B1 Common Stock
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	$30,029	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$30,029	$—	$—	$—	$—	$30,029
Net loss	(282)	—	—	—	—	—	—	—	—	—	—	—	(282)	—	—	—	—	(282)
Contributions from SunEdison	53,417	—	—	—	—	—	—	—	—	—	—	—	53,417	—	—	—	—	53,417
Distributions to SunEdison	(80,490)	—	—	—	—	—	—	—	—	—	—	—	(80,490)	—	—	—	—	(80,490)
Sale of membership interests in projects	—	—	—	—	—	—	—	—	—	—	—	—	—	12,778	—	—	12,778	12,778
Balance at December 31, 2013	$2,674	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$2,674	$12,778	$—	$—	$12,778	$15,452
Contributions from SunEdison, net	417,590	—	—	—	—	—	—	—	—	—	—	—	417,590	—	—	—	—	417,590
Issuance of Class B common stock to SunEdison at formation	(657)	—	—	—	—	65,709	657	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of membership interests in projects	—	—	—	—	—	—	—	—	—	—	—	—	—	1,928	—	—	1,928	1,928
Consolidation of 50% non-controlling interest in Mt. Signal, net of cash	—	—	—	—	—	—	—	—	—	—	—	—	—	146,000	—	—	146,000	146,000
Consolidation of non-controlling interests in acquired projects	—	—	—	—	—	—	—	—	—	—	—	—	—	74,460	—	—	74,460	74,460
Issuance of restricted Class A common stock	—	—	—	4,977	14	—	—	—	—	(14)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	566	—	—	566	—	—	—	—	566
Net loss	(10,357)	—	—	—	—	—	—	—	—	—	—	—	(10,357)	—	643	—	643	(9,714)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at July 23, 2014	$409,250	—	$—	4,977	$14	65,709	$657	—	$—	$552	—	$—	$410,473	$235,166	$643	$—	$235,809	$646,282
Write off U.S. deferred tax assets and liabilities at IPO	3,616	—	—	—	—	—	—	—	—	—	—	—	3,616	—	—	—	—	3,616
Issuance of Class B common stock to SunEdison at IPO	(58)	—	—	—	—	5,840	58	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class B membership units in TerraForm LLC to SunEdison at IPO	(412,808)	—	—	—	—	—	—	—	—	(222,155)	—	—	(634,963)	634,963	—	—	634,963	—
Issuance of class B1 common stock to Riverstone at IPO	—	—	—	—	—	—	—	5,840	58	145,942	—	—	146,000	(146,000)	—	—	(146,000)	—
Issuance of Class B1 membership units in TerraForm LLC to Riverstone at IPO	—	—	—	—	—	—	—	—	—	(57,633)	—	—	(57,633)	57,633	—	—	57,633	—
Issuance of Class A common stock related to the public offering, net of issuance costs	—	—	—	23,075	231	(7,023)	(70)	—	—	368,460	—	—	368,621	—	—	—	—	368,621
Issuance of Class A common stock related to the Private Placements	—	—	—	2,600	26	—	—	—	—	64,974	—	—	65,000	—	—	—	—	65,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	1,001	—	—	1,001	—	—	—	—	1,001
Net loss	—	—	—	—	—	—	—	—	—	—	(4,014)	—	(4,014)	—	(4,310)	—	(4,310)	(8,324)
Contributions from SunEdison	—	—	—	—	—	—	—	—	—	16,341	—	—	16,341	37,589	—	—	37,589	53,930
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(931)	(931)	—	—	(2,143)	(2,143)	(3,074)
Sale of membership interests in projects	—	—	—	—	—	—	—	—	—	—	—	—	—	4,384	—	—	4,384	4,384
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(151)	—	—	(151)	(151)
Balance at September 30, 2014	$—	—	$—	30,652	$271	64,526	$645	5,840	$58	$317,482	$(4,014)	$(931)	$313,511	$823,735	$(3,667)	(2,143)	$817,774	$1,131,285

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(In thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,038)	$(76)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash incentive revenue	(1,498)	(1,333)
Non-cash interest expense	770	725
Stock compensation expense	1,567	—
Depreciation and accretion	21,053	3,542
Amortization of intangible assets	3,558	—
Amortization of deferred financing costs and debt discounts	16,842	89
Recognition of deferred revenue	(192)	(100)
Gain on extinguishment of debt, net	(16,315)	—
Unrealized loss on foreign currency exchange	5,037	—
Deferred taxes	(4,068)	(2,374)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32,937)	(2,137)
VAT receivable, prepaid expenses and other current assets	(12,948)	926
Accounts payable, accrued interest, and other current liabilities	28,738	4,014
Deferred revenue	37,473	430
Due to SunEdison and affiliates	(8,579)	(47,979)
Other, net	7,104	162
Net cash provided by (used in) operating activities	27,567	(44,111)
Cash flows from investing activities:
Cash paid to SunEdison and third parties for solar system construction	(614,056)	(4,388)
Acquisitions of solar systems from third parties, net of cash acquired	(355,536)	—
Change in restricted cash	—	(1,146)
Net cash used in investing activities	(969,592)	(5,534)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	433,621	—
Change in restricted cash for debt service	28,630	620
Proceeds from term loan	300,000	—
Proceeds from bridge loan	400,000	—
Repayment of bridge loan	(400,000)	—
Borrowings of long-term debt	191,073	44,400
Principal payments on long-term debt	(117,051)	(2,510)
Contribution from non-controlling interest	6,312	—
Distributions to non-controlling interest	(151)	—
Net SunEdison investment	401,132	8,992
Payment of deferred financing costs	(42,880)	(1,455)
Net cash provided by financing activities	1,200,686	50,047
Net increase in cash and cash equivalents	258,661	402
Effect of exchange rate changes on cash and cash equivalents	(342)	—
Cash and cash equivalents at beginning of period	1,044	3
Cash and cash equivalents at end of period	$259,363	$405

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(In thousands)	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $8,592 and $464, respectively	$16,064	$4,549
Cash paid for income taxes	—	—
Schedule of non-cash activities:
Issuance of warrant	$6,494	$—
Additions of ARO assets and obligations	15,302	2,322
Amortization of deferred financing costs included as construction in progress	11,892	342
Decrease in due to SunEdison and affiliates in exchange for equity	72,019	—
Issuance of B1 common stock to Riverstone for Mt. Signal	145,828	—
Issuance of Class B common stock and Class B Terra LLC units to SunEdison for Mt. Signal acquisition	146,000	—
Non-controlling interest in Terra LLC (Class B units) issued in connection with the initial public offering	632,652	—
Write off of pre-IPO U.S. deferred tax assets and liabilities	3,616	—
Deferred purchase price for acquisitions	9,278	—
Assumed long-term debt in connection with acquisitions	526,390	—
Principal payments on long-term debt from solar renewable energy certificates	728	608
Acquired ARO assets and obligations	17,932	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

1. NATURE OF OPERATIONS
TerraForm Power, Inc. (the "Company") was formed under the name SunEdison Yieldco, Inc. on January 15, 2014, as a wholly owned indirect subsidiary of SunEdison, Inc. ("SunEdison"). The name change from SunEdison Yieldco, Inc. to TerraForm Power, Inc. became effective on May 22, 2014. Following the Company's initial public offering ("IPO") on July 23, 2014, the Company became a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC" or "the Predecessor") an owner of solar generation systems and long-term contractual arrangements to sell the electricity generated by such systems and the related green energy certificates and other environmental attributes to third parties. The Company is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC.
Basis of Presentation
Certain assets in the Company's current portfolio have been contributed from SunEdison and are reflected in the accompanying consolidated balance sheets at SunEdison's historical cost. When projects are contributed or acquired from SunEdison, the Company is required to recast its historical financial statements to reflect the assets and liabilities of the acquired project for the period it was owned by SunEdison in accordance with rules applicable to transactions between entities under common control.
For all periods prior to the IPO, the accompanying unaudited consolidated financial statements represent the combination of the Company and Terra LLC, the accounting predecessor, and were prepared using SunEdison's historical basis in assets and liabilities. For all periods subsequent to the IPO, the accompanying unaudited condensed consolidated financial statements represent the results of the Company, which consolidates Terra LLC through its controlling interest.
The historical financial statements of the Predecessor include allocations of certain SunEdison corporate expenses and income tax expense. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. Subsequent to the IPO, corporate expenses represent those costs allocated to the Company under the management services agreement.
The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the years ended December 31, 2013 and 2012 contained in the Company's Prospectus. Interim results are not necessarily indicative of results for a full year. In our opinion, the accompanying unaudited condensed consolidated financial statements of the Company include all adjustments (consisting of normal, recurring items) necessary to present fairly its financial position, results of operations and cash flows for the periods presented. The Company has presented the unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). They include the results of wholly owned and partially owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated. When the Company is the primary beneficiary of a variable interest entity in solar energy projects, they are consolidated.
Use of Estimates
In preparing the unaudited consolidated financial statements, the Company used estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Such estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates under different assumptions or conditions.

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
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value and is accounted for in accordance with FASB ASC 718, Compensation—Stock Compensation. The Company recognizes these compensation costs net of an estimated forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For ratable awards, the Company recognizes compensation costs for all grants on a straight-line basis over the requisite service period of the entire award.
Derivative Financial Instruments
The Company recognizes its derivative instruments as assets or liabilities at fair value in the consolidated balance sheets. Accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as part of a hedging relationship and on the type of hedging relationship.
The effective portion of changes in fair value of derivative instruments designated as cash flow hedges is reported as a component of other comprehensive income (loss) (“OCI”). Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of changes in fair value is recorded as a component of net income (loss) on the consolidated statement of operations.
The change in fair value of undesignated derivative instruments is reported as a component of net income (loss) on the consolidated statement of operations.
Reclassification
Certain prior period balances have been reclassified to conform to current period presentation showing greater detail of certain current assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported balance sheet subtotals, results of operations, equity, or cash flows.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending December 31, 2016 and interim and annual periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.
3. ACQUISITIONS
The initial accounting for acquisitions is not complete because the evaluation necessary to assess the fair values of assets acquired and liabilities assumed is still in process. The provisional amounts are subject to revision to the extent additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

Nellis
On March 28, 2014, the Company acquired 100% of the controlling investor member interests in MMA NAFB Power, LLC (“Nellis”), which owns a 14.1 MW solar energy generation system located on Nellis Air Force Base in Clark County, Nevada. A wholly owned subsidiary of SunEdison holds the noncontrolling interest in Nellis. The purchase price for this acquisition was $14,211, net of acquired cash.
CalRenew-1
On May 15, 2014, the Company acquired 100% of the issued and outstanding membership interests of CalRenew-1, LLC (“CR-1”), which owns a 6.3 MW solar energy generation system located in Mendota, California. The purchase price for this acquisition was $14,334, net of acquired cash.
Atwell Island
On May 16, 2014, the Company acquired 100% of the membership interests in SPS Atwell Island, LLC (“Atwell Island”), a 23.5 MW solar energy generation system located in Tulare County, California. The purchase price for this acquisition was $67,212, net of acquired cash.
MA Operating
On June 26, 2014, the Company acquired four operating solar energy systems located in Massachusetts that achieved commercial operations during 2013. The total capacity for these projects is 12.2 MW. The purchase price for this acquisition was $39,500.
Stonehenge Operating Projects
On May 21, 2014, the Company acquired 100% of the issued share capital of three operating solar energy systems located in the United Kingdom from ib Vogt GmbH. These acquisitions are collectively referred to as Stonehenge Operating Projects. The Stonehenge Operating Projects consists of Sunsave 6 (Manston) Limited, Boyton Solar Park Limited and KS SPV 24 Limited. The total combined capacity for the Stonehenge Operating Projects is 23.6 MW. The purchase price for the Stonehenge Operating Projects was $26,778, net of acquired cash.
Summit Solar Projects
On May 22, 2014, the Company acquired the equity interests in 23 solar energy systems located in the U.S. from Nautilus Solar PV Holdings, Inc. These 23 systems have a combined capacity of 19.9 MW. The purchase price for these systems was $29,097, net of acquired cash. In addition, an affiliate of the seller owns certain interests in seven operating solar energy systems in Canada with a total capacity of 3.8 MW. In conjunction with the signing of the purchase and sale agreement to acquire the U.S. equity interests, the Company signed an asset purchase agreement to purchase the right and title to all of the assets of the Canadian facilities. The purchase of the Canadian assets closed on July 23, 2014 and the purchase price was $20,238, net of acquired cash.
Mt. Signal
On July 23, 2014, the Company acquired a controlling interest in Imperial Valley Solar 1 Holdings II, LLC, which owns a 265.9 MW utility scale solar energy system located in Mt. Signal, California ("Mt. Signal"). The Company acquired Mt. Signal from an indirect wholly owned subsidiary of SRP in exchange for $292.0 million in total consideration consisting of (i) 5,840,000 Class B1 units (and a corresponding number of shares Class B1 common stock) equal in value to $146.0 million and (ii) 5,840,000 Class B units (and a corresponding number of shares Class B common stock) equal in value to $146.0 million. Prior to the IPO, SRP was owned 50% by Riverstone and 50% by SunEdison, who acquired all of AES Corporation’s equity ownership interest in SRP on July 2, 2014. In connection with its acquisition of AES Corporation’s interest in SRP, SunEdison entered into a Master Transaction Agreement with Riverstone pursuant to which the parties agreed to sell Mt. Signal to the Company and to distribute the Class B units (and shares of Class B common stock) to SunEdison and the Class B1 units (and shares of Class B1 common stock) to Riverstone.
Hudson Energy Solar Corp
On November 4, 2014, the Company acquired the operating portfolio of Hudson Energy Solar Corporation ("HES"), a solar project developer that owns and operates solar assets for schools, school districts, and commercial and industrial customers for $22.9 million.

Capital Dynamics
On October 30, 2014, the Company entered into an agreement to acquire 77.6 MW of distributed generation solar energy systems in the U.S. from Capital Dynamics U.S. Solar Energy Fund, L.P., a closed-end private equity fund, for $250 million in aggregate consideration. This acquisition is expected to close in the fourth quarter of 2014.
The acquisitions of HES and Capital Dynamics are not included in the preliminary allocation of assets and liabilities. The initial accounting for these acquisitions is not complete because the evaluation necessary to assess the fair values of certain net assets to be acquired is not complete.
Fairwinds and Crundale
On November 4, 2014, the Company completed the acquisition of Fairwinds and Crundale, two utility scale power projects with a total capacity of 50 MW located in the United Kingdom that became operational in September 2014. The Company paid approximately $32.2 million in aggregate to acquire the projects from SunEdison and assumed approximately $63.7 million of project level debt. Fairwinds and Crundale were Call Right Projects and were the first acquisition from SunEdison. This acquisition will be accounted for at SunEdison's historical cost basis.
Changes in the allocation of acquired assets and liabilities from previously reported amounts reflect adjustments made to the preliminary allocation of assets and liabilities as a result of additional information available since that period. The provisional estimated allocation of assets and liabilities as of September 30, 2014, is as follows:

			Total
		Other	Estimated
(In thousands)	Mt. Signal	Acquisitions	Allocation
Property and equipment	$643,084	$205,300	$848,384
Accounts receivable	9,951	5,856	15,807
Restricted cash	22,165	11,700	33,865
Other assets	14,087	3,137	17,224
Intangible assets	121,456	119,241	240,697
Total assets acquired	810,743	345,234	1,155,977
Long-term debt	413,464	112,926	526,390
Accounts payable, accrued expenses and other current liabiliites	29,565	4,310	33,875
Asset retirement obligations	3,000	14,932	17,932
Deferred income taxes	—	1,956	1,956
Total liabilities assumed	446,029	134,124	580,153
Non-controlling interest	73,060	1,400	74,460
Purchase price, net of cash acquired	$291,654	$209,710	$501,364

The acquired projects' intangible assets represent preliminary estimates of the fair value of acquired PPAs. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 15 to 25 years. See Note 5 for additional disclosures related to the acquired intangible assets. The operating revenues and net income of acquired projects reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 2014 was $42,474 and $14,317, respectively.
The following unaudited pro forma supplementary data gives effect to the acquisitions as if the transactions had occurred on January 1, 2013. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of the Company’s results of operations for any future date.

	Nine Months Ended September 30,
In thousands	2014	2013
Operating revenues	$93,122	$33,899
Net loss (income)	(15,393)	(7,425)

Acquisition costs, including amounts for affiliates, related to the transactions above were $4,128 and $5,363 for the three and nine months ended September 30, 2014 and are reflected as acquisition costs in the accompanying consolidated statements of operations.
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
(In thousands)
Solar energy systems	$1,491,928	$163,698
Construction in progress - solar energy systems	390,519	228,749
Capitalized leases - solar energy systems	—	29,170
Property and equipment, gross	1,882,447	421,617
Less accumulated depreciation - solar energy systems	(33,812)	(9,956)
Less accumulated depreciation - capitalized leases - solar energy systems	—	(4,305)
Property and equipment, net	$1,848,635	$407,356

The Company recorded depreciation expense related to property and equipment of $12,273 and $19,951 for the three months and nine months ended September 30, 2014, respectively, and recorded $1,260 and $3,316 of depreciation expense for the same periods in the prior year.

Construction in progress represents $390.5 million of costs to complete the construction of the projects in our current portfolio that were contributed to the Company by SunEdison. Subsequent to the completion of these projects, the Company will continue to present construction in progress for projects that acquired from SunEdison but will not have the related construction risk. As projects are completed by SunEdison and contributed or sold to the Company, the Company will retroactively recast its historical financial statements to present the construction activity as if it consolidated the project at inception of the construction. Subsequent to the completion of the construction in progress projects in the Company's current portfolio, the Company expects to acquire completed projects. All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $12,319 and $20,484 for the three and nine months ended September 30, 2014. No amounts were capitalized during the same periods in the prior year.
5. INTANGIBLE ASSETS
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2014:

(In thousands, except weighted average amortization period)	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Currency translation adjustment	Net book value
Power purchase agreements	$271,720	17 years	$(3,558)	$(1,553)	$266,609
Development rights	22,600	Indefinite	—	—	22,600
	$294,320		$(3,558)	$(1,553)	$289,209
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at December 31, 2013:

(In thousands, except weighted average amortization period)	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Currency translation adjustment	Net book value
Development rights	$22,600	Indefinite	—	—	$22,600

As of September 30, 2014, the Company had power purchase agreement ("PPA") intangible assets representing long-term electricity sales agreements. PPA intangible assets are amortized on a straight-line basis over the life of the agreements, which typically range from 15 to 25 years. Amortization expense related to the PPA intangible assets is recorded on the consolidated statements of operations as a reduction of energy revenue.     Amortization expense was $2,787 and $3,558 during the three months and nine months ended September 30, 2014, respectively. There was no amortization expense during the three months and nine months ended September 30, 2013.
As of September 30, 2014 and December 31, 2013, the Company had an intangible asset with a carrying amount of $22,600 related to power plant development rights. This intangible asset will be reclassified to the related solar energy system (property and equipment) upon completion and will be amortized to depreciation expense on a straight-line basis over the estimated life of the solar energy system. No amounts have been amortized during the three months and nine months ended September 30, 2014 and 2013 as construction of the related solar energy system has not been completed.
6. VARIABLE INTEREST ENTITIES
The Company is the primary beneficiary and consolidates two variable interest entities (or "VIEs") in solar energy projects as of September 30, 2014 and December 31, 2013. The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited consolidated balance sheet are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Current assets	$64,963	$2,139
Noncurrent assets	804,855	27,076
Total assets	$869,818	$29,215
Current liabilities	$34,739	$6,129
Noncurrent liabilities	436,045	10,310
Total liabilities	$470,784	$16,439
All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.

7. LONG-TERM DEBT
Long-term debt consists of the following:

(In thousands, except rates)
Description:	September 30, 2014	December 31, 2013	Interest Type	Current Interest Rate % (1)	Financing Type
Term loan - 2019	$299,250	$—	Variable	5.33 (2)	Term debt
Mt. Signal, due 2038	413,464	—	Fixed	6.00	Senior Notes
CAP, due 2014 (VAT) & 2032	247,888	243,581	Variable	5.11 - 7.10	VAT facility and term debt
Regulus Solar:
Regulus Solar, due 2016	37,935	44,400	PIK	18.00	Development loan
Regulus Solar, due 2015	111,525	—	Fixed	4.00	Construction debt
Nellis, due 2027	46,107	—	Imputed	5.75	Senior Notes
SunE Perpetual Lindsay, due 2014	48,033	—	Variable	3.27	Construction debt and HST Facility
Summit Solar U.S., due 2020 – 2028	24,178	—	Imputed	5.75	Term debt
DGS Prisons, due 2024 – 2025	17,055	9,270	Variable	6.00	Construction and term debt
Enfinity, due 2032	4,890	4,904	Imputed	5.75	Term debt
US Projects 2009 – 2013:
Term bonds, due 2016 – 2031	—	8,638	Fixed	5.0 - 5.75	Term debt
Solar program loans, due 2024 – 2026	9,477	10,206	Fixed	11.1 - 11.3	Solar program loans
Alamosa	—	29,171	Fixed	2.98	Capital lease obligations
Financing lease obligations:
Enfinity, due 2025 – 2032	30,521	31,494	Fixed	5.63 - 7.26	Financing lease obligations
SunE Solar Fund X, due 2030	—	55,616	Fixed	3.91 - 5.11	Financing lease obligations
US Projects 2014, due 2019	4,508	—	Fixed	6.00	Financing lease obligations
Regulus land lease, due 2034	9,203	—	Fixed	—	Financing lease obligations
Total long-term debt and capital lease obligations	$1,304,034	$437,280
Less current maturities	(270,900)	(37,455)
Long-term debt and capital lease obligations, less current portion	$1,033,134	$399,825
———
(1) The weighted average effective interest rate for all debt outstanding during the period, excluding the amortization of deferred financing fees and debt discounts, was 5.5%.
(2) The variable rate as of September 30, 2014 is 4.75%. The Company has entered into an interest rate swap agreement (see Note 9) fixing the interest rate at 5.33% for the next three years.

Bridge Credit Facility
On March 28, 2014, the Company entered into a credit and guaranty agreement with Goldman Sachs Bank USA as administrative agent and the lenders party thereto (the “Bridge Credit Facility”). The Bridge Credit Facility originally provided for a senior secured term loan facility in an aggregate principal amount of $250.0 million. On May 15, 2014, the Bridge Credit Facility was amended to increase the aggregate principal amount to $400.0 million (the "Amended Bridge Credit Facility").
The Company's obligations under the Amended Bridge Credit Facility were guaranteed by certain of its domestic subsidiaries. The Company's obligations and the guaranty obligations of its subsidiaries were secured by first priority liens on and security interests in substantially all present and future assets of the Company and the subsidiary guarantors.
Interest under the Amended Bridge Credit Facility had variable interest rate options based on Base Rate Loans or Eurodollar loans at the Company’s election.
The Amended Bridge Credit Facility was repaid following the closing of the IPO on July 23, 2014.
Term Loan and Revolving Credit Facility
In connection with the closing of the IPO on July 23, 2014, Terra Operating LLC (a wholly owned subsidiary of Terra LLC) entered into a revolving credit facility (the "Revolver") and a term loan facility (the "Term Loan" and together with the Revolver, the “Credit Facilities”). The Revolver provides for up to a $140.0 million senior secured revolving credit facility and the Term Loan provides for up to a $300.0 million senior secured term loan. The Term Loan was used to repay a portion of outstanding borrowings under the Amended Bridge Credit Facility. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries and the Company are guarantors under the Credit Facilities.
The Term Loan will mature on the five-year anniversary and the Revolver will mature on July 23, 2014. All outstanding amounts under the Credit Facilities bear interest at a rate per annum equal to, at Terra Operating LLC's option, either (a) a base rate plus 2.75% or (b) a reserve adjusted eurodollar rate plus 3.75%. For the Term Loan, the base rate will be subject to a “floor” of 2.00% and the reserve adjusted eurodollar rate will be subject to a “floor” of 1.00%.
The Credit Facilities provide for voluntary prepayments, in whole or in part, subject to notice periods and payment of repayment premiums. The Credit Facilities require Terra Operating LLC to prepay outstanding borrowings in certain circumstances such as the sale of underlying collateral. The Credit Facilities contain customary and appropriate representations and warranties and affirmative and negative covenants (subject to exceptions) by the Company and its subsidiaries.
The Credit Facilities, each guaranty and any interest rate and currency hedging obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the Credit Facilities are secured by first priority security interests in (i) all of Terra Operating LLC's assets and each guarantor’s assets, (ii) 100% of the capital stock of each of Terra Operating LLC’s domestic restricted subsidiaries and 65% of the capital stock of Terra Operating LLC’s foreign restricted subsidiaries and (iii) all intercompany debt, collectively, the “Credit Facilities Collateral.”
On October 30, 2014, the Company announced that it obtained a commitment to increase the Term Loan by $275.0 million and the Revolver by $75.0 million to increase liquidity and to fund the acquisitions of Hudson Energy Solar Corp and Capital Dynamics.
Project-level Financing Arrangements
The Company's solar energy systems which have long-term debt obligations are included in separate legal entities. The Company typically finances its solar energy projects through project entity specific debt secured by the project entity's assets (mainly the solar energy system) with no recourse to the Company. Typically, these financing arrangements provide for a construction loan, which upon completion may or may not be converted into a term loan. The following is a summary of construction and term debt entered into or assumed from January 1, 2013 to September 30, 2014.
Mt. Signal
In connection with the acquisition of Mt. Signal, the Company assumed $415.7 million of additional long-term debt. The senior secured notes bear interest at 6% and mature in 2038. Interest on the notes is payable semi-annually on June 30 and December 31 of each year, commencing on June 30, 2013. A letter of credit facility was also extended to the project company to satisfy certain security obligations under the PPA, other project agreements and the senior secured notes. The letter of credit facility will terminate on the earlier of July 2, 2019 and the fifth anniversary of the Mt. Signal project’s completion date.

CAP
In August 2013, the CAP project entity obtained $212.5 million in non-recourse debt financing from the Overseas Private Investment Corporation (“OPIC”), the U.S. Government's development finance institution, and International Finance Corporation (“IFC”), a member of the World Bank Group. In addition to the debt financing provided by OPIC and IFC, the project entity received a Chilean peso VAT credit facility from Rabobank. Under the VAT credit facility the project entity may borrow funds to pay for value added tax payments due from the project. The VAT credit facility has a variable interest rate that is tied to the Chilean Interbank Rate plus 1.40% and will mature in November 2014. As of September 30, 2014, the outstanding balance under the Chilean peso denominated VAT credit facility was $35.4 million. This debt is secured by the assets of CAP.
Regulus Solar
In March 2013, the Regulus Solar project entity entered into a financing agreement with a group of lenders for a $44.4 million development loan of which $37.9 and $44.4 was outstanding as of September 30, 2014 and December 31, 2013. The financing arrangement matures on March 31, 2016 and interest accrues from the date of borrowing until the maturity date at a rate of 18% per annum and is paid in kind (“PIK”) at each PIK interest date.
On March 28, 2014, the Regulus Solar project entity entered into an agreement for a construction loan facility for an amount up to $120.0 million, of which $111.5 million, net of a $1.5 million discount, was outstanding at September 30, 2014. The construction loan facility has a term ending in January 2015. Interest under the construction loan facility has variable interest rate options based on Base Rate Loans or LIBOR loans at the Company’s election. The interest rate payable under Base Rate Loans will be based upon an adjusted base rate (equal to the greater of (a) the Base Rate (Prime Rate) in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the LIBOR rate plus 1.00%.) The interest rate payable under LIBOR Loans will be based upon the published LIBOR rate plus 3.75% applicable margin. This debt is secured by the assets of the Regulus Solar project entity.
Nellis
On March 28, 2014, the Company assumed a term loan facility in conjunction with the acquisition of Nellis. The term loan is due in 2027, bears interest at a rate of 5.75% per annum, and is secured by the assets of Nellis.
Stonehenge Operating
On May 21, 2014, the Company assumed three euro denominated term loan facilities in conjunction with the acquisition of the Stonehenge Operating projects. These term loans were due in 2028, bear interest at a rate of 3.4% per annum, and were secured by the acquired assets of the Stonehenge Operating projects. The Company also assumed three cross-currency swaps to hedge the foreign currency risk posed by the term loan facilities, which were denominated in euros. See Note 7 for disclosures regarding the Company's derivative financial instruments. These facilities were secured by the assets of the Stonehenge Operating project entities. On September 30, 2014, the Company repaid all outstanding amounts due under the term facilities. The Company recognized a $3.8 million loss on extinguishment of debt during the three and nine months ended September 30, 2014 as a result of this repayment.
Lindsay
On March 25, 2014, Lindsay, a Canadian project entity, obtained a construction term loan that matures in September 2015. Interest under the construction term loan facility has variable rate options based on Prime Rate Advances or CDOR (“Canadian Dealer Offered Rate”) Advances at the Company’s election. The interest rate payable under Prime Rate Advances will be the sum of the Prime Rate in effect on such day plus 1.00% and an applicable margin of 2.00%. The interest rate payable under CDOR Advances will be based on the published CDOR rate plus an applicable margin of 2.00%. This debt is secured by the assets of the Lindsay project entity.
Summit Solar U.S.
On May 22, 2014, the Company assumed seven term loan facilities in conjunction with the acquisition of Summit Solar U.S. The term loans are due from 2020 through 2028, bear interest at a rate of 5.75% per annum, and are secured by the assets of Summit Solar U.S..
DGS Prisons
The California Institution projects obtained permanent term loan financing upon completion of the projects. The term loans mature between 2023 and 2024 and bear interest at a rate of LIBOR plus 2.5%.

U.S. Projects 2009-2013
On September 8, 2014, the Company repaid all outstanding amounts due under its term bonds. The Company recognized a $2.5 million loss on extinguishment of debt during the three and nine months ended September 30, 2014 as a result of this repayment.
Capital Lease Obligations
Alamosa
On May 7, 2014, the Company purchased the lessor portion of the capital lease related to the project and there is no additional project level financing outstanding at September 30, 2014. The Company recognized a $1.9 million loss on extinguishment of debt during the nine months ended September 30, 2014 as a result of this transaction.
Financing Lease Obligations
In certain transactions the Company accounts for the proceeds of sale leasebacks as financings, which are typically secured by the energy system asset and its future cash flows from energy sales, and without recourse to the Company under the terms of the arrangement.
Enfinity
The balance outstanding for sale leaseback transactions accounted for as financings as of September 30, 2014 for Enfinity was $30.5 million. The Enfinity sale leaseback accounted for as financings mature between 2025 and 2032 and are collateralized by the related solar energy system assets.
SunE Solar Fund X
On July 23, 2014, concurrent with the closing of the IPO, the Company purchased the lessor portion of the capital lease related to the SunE Solar Fund X project and there is no additional project level financing outstanding at September 30, 2014. The Company recognized a $15.8 million gain on extinguishment of debt during the three and nine months ended September 30, 2014 as a result of this transaction.
Regulus Solar
On April 11, 2014, Regulus Solar entered into a sale leaseback agreement for a sales price of $9.2 million, which was received at closing on April 14, 2014. The lease term is 20 years and Regulus Solar has two options to renew the term for 5 years each and then one option to renew for a total lease term not to exceed 34 years, 11 months. The total purchase price of $9.2 million was recorded as a financing obligation and is secured by the land and the solar energy system assets, which are under construction as of September 30, 2014.
US Projects 2014
On June 3, 2014, certain projects within the Company's US Projects 2014 portfolio entered into an inverted lease structure to finance approximately 45 MW of distributed generation solar energy systems that will be constructed and placed into operation during the fourth quarter of 2014. The lease term is eight years and the total purchase price was $40.6 million, of which $4.5 million is reflected as a financing obligation and $36.1 million is recorded as deferred revenue in the accompanying consolidated balance sheet as of September 30, 2014.
Maturities

The aggregate amounts of payments on long-term debt, excluding amortization of debt discounts, due after September 30, 2014 are as follows:

	Balance of 2014	2015	2016	2017	2018	Thereafter	Total
In millions
Maturities of long-term debt at September 30, 2014	$112,435	$142,924	$73,617	$32,972	$33,996	$909,615	$1,305,559

The amount of long-term debt due in 2014 includes $48.0 million of construction debt for SunE Perpetual Lindsay, which will be repaid by SunEdison upon completion, and a $35.4 million VAT facility for CAP, which the Company expects to repay upon collection of VAT receivable in the fourth quarter of 2014.  The amounts of long-term debt due in 2015 includes

$111.5 million of construction debt for Regulus, which will be repaid through the receipt of permanent tax equity and non-recourse term debt proceeds.  Such proceeds are expected to be in excess of the Regulus development and senior construction loan.
8. INCOME TAXES
Effective Tax Rate
The income tax provision consisted of the following:

(In thousands, except effective tax rate)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) before income tax provision (benefit)	1,285	151	(22,107)	(136)
Income tax provision (benefit)	2,806	77	(4,069)	(60)
Effective tax rate	218%	51%	18%	44%
On July 23, 2014, the Company acquired a controlling interest in Terra LLC and its subsidiary TerraForm Operating LLC. As a result, the Company owns 30.3% of Terra LLC and consolidates the results due to its controlling interest. The Company records SunEdison's 63.9% and Riverstone's 5.8% ownership as a non-controlling interests in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 30.3% of Terra LLC's taxable income. SunEdison records income tax on its 63.9% share of taxable income generated by Terra LLC.
The Company's deferred tax balances reflect the change in tax basis of the Company's assets as a result of the IPO, primarily due to the recognition of the tax basis of the Company's investment in Terra LLC. For the three and nine months ended September 30, 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of a valuation allowance on the tax benefit attributed to the Company post IPO. Tax benefits for losses realized before July 23, 2014, were recognized primarily because of existing deferred tax liabilities. These deferred tax amounts were eliminated with a charge to equity at the IPO date. A valuation allowance is recognized for the deferred tax assets resulting from the IPO transaction primarily because of the history of losses.
9. DERIVATIVES
As of September 30, 2014 and December 31, 2013, derivative activity consists of the following:

		Fair Value As of
(In thousands)	Balance Sheet Classification	September 30, 2014	December 31, 2013
Derivatives designated as hedges:
Interest rate swaps	Accounts payable and other current liabilities	$(351)	$—
Interest rate swaps	Accumulated other comprehensive loss	$351	$—
Derivatives not designated as hedges:
Interest rate swaps	Accounts payable and other current liabilities	$(937)	$—
Foreign currency hedges	Accounts payable and other current liabilities	$(143)	$—

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedges:	Statement of Operations Classification	2014	2013	2014	2013
Interest rate swaps	Interest expense, net	$214	$—	$937	$—
Foreign currency hedges	Loss on foreign currency exchange	$143	$—	$143	$—

 As part of the Company’s risk management strategy, the Company has entered into interest rate swaps and foreign currency hedges to mitigate interest rate and foreign currency exposure. Financial instruments are not utilized for speculative purposes. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, Derivatives and Hedging, management designates its derivative instruments as cash flow hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Currency swaps are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results.

In September 2014, the Company, entered into an interest rate swap agreement with its lenders to hedge floating rate debt under the Term Loan. The interest rate swap qualifies for hedge accounting and was designated as a cash flow hedge. Under the interest rate swap agreement, the Company pays the fixed rate and the financial institution counterparties to the agreements pay the Company a floating interest rate. The amount recorded in the consolidated balance sheet represents the estimated fair value of the net amount that the Company would settle on September 30, 2014, if the agreements were transferred to other third parties or canceled by the Company. The effective portion of the change in fair value of this cash flow hedge as of September 30, 2014 was a loss of $351. This was recorded to accumulated other comprehensive income (loss) and no amounts were reclassified into earnings for the three or nine months ended September 30, 2014. This amount is expected to be recognized in earnings over the next 12 months. There was no material ineffectiveness during the three and nine months ended September 30, 2014.
As of September 30, 2014, the project entities in the California Public Institution project portfolio are party to six interest rate swap instruments that are economic hedges. These instruments are used to hedge floating rate debt. Under the interest rate swap agreements, the project entities pay a fixed rate and the financial institution counterparties to the agreements pay the project entities a floating interest rate. The combined notional value of the six interest rate swap instruments at September 30, 2014 and December 31, 2013 was $17,055. The amounts recorded in the consolidated balance sheet, as provided in the table above, represent the estimated fair value of the net amount that would settle on the balance sheet date if the swaps were transferred to other third parties or canceled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded in the consolidated statement of operations, as provided in the table above.
In September 2014, the Company, entered into a series of foreign currency hedges in order to hedge its exposure to foreign currency fluctuations. The combined notional value of the British pound and Canadian dollar hedges at September 30, 2014 was GBP 17.8 million and CAD 21.0 million, respectively. The settlement of these hedges occurs on a quarterly basis through July 2016. The amounts recorded in the consolidated balance sheet, as provided in the table above, represent the estimated fair value of the net amount that would settle on the balance sheet date if the swaps were transferred to other third parties or canceled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded in the consolidated statement of operations, as provided in the table above.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company performs fair value measurements in accordance with ASC 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.
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

For cash and cash equivalents, restricted cash, accounts receivable, VAT receivable, accounts payable and other current liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of the Company's long-term debt is classified as Level 2 and was determined using a discounted cash flow approach using market rates for similar debt instruments. The carrying amount and estimated fair value of the Company's long-term debt as of September 30, 2014 and December 31, 2013 are as follows:

	As of September 30, 2014		As of December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt, including current portion	$1,304,034	$1,366,156	$437,280	$443,067
Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheet:

(In thousands)	As of September 30, 2014			As of December 31, 2013
Assets (Liabilities)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps	$—	$(1,288)	$—	$—	$—	$—
Foreign currency hedges		(143)
Regulus warrant	—	—	(6,494)	—	—	—
Total	$—	$(1,431)	$(6,494)	$—	$—	$—
The Company's interest rate swaps and foreign currency hedges are classified as Level 2 since all significant inputs are observable for similar instruments. The fair value is determined based on observable market prices for forward currencies and interest rates.  The Regulus warrant is valued using Level 3 inputs. The fair value is based on unobservable inputs, including a cash flow forecast for the project and a market discount rate to determine the fair value of the asset as of the planned sale date. There were no transfers between Level 1, Level 2 and Level 3 financial instruments during the three and nine month periods ended September 30, 2014. The Company held no financial instruments measured at fair value during the year ended December 31, 2013.
11. STOCKHOLDER'S EQUITY
On January 15, 2014, at formation, the Company authorized 1,000 shares of common stock. On January 29, 2014, the Company amended and restated its certificate of incorporation to authorize 500,000 shares of Class A common stock, par value $0.01 per share, of which 250,000 shares were issued to SunEdison at par value and 10,942 restricted shares were issued to certain individuals, all of which were outstanding at September 30, 2014. In addition, the Company authorized 500,000 shares of Class B common stock, par value $0.01 per share, of which 250,000 shares were issued to SunEdison at par value and were outstanding at September 30, 2014. Further, the Company authorized 100,000 shares of Class C common stock, par value $0.01 per share, of which 41,765 shares were issued to certain members of management and executive officers at par value and were outstanding at September 30, 2014.
Each share of Class A and Class C common stock entitles the holder to one vote per share on all matters. Each share of Class B common stock entitles the holder to ten votes per share. Holders of the Company's Class B common stock do not have any right to receive dividends. Shares of Class B common stock can be redeemed at a price per share equal to par value upon the exchange of Class B Units of the Company for shares of the Company's Class A common stock. Shares of Class B common stock may not be transferred, except to SunEdison or a controlled affiliate of SunEdison, so long as an equivalent number of Class B units are transfered to the same person.
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
The Company's amended and restated certificate of incorporation also authorized 260,000,000 shares of Class B1 common stock, par value $0.01 per share. Each share of Class B1 common stock entitles the holder to one vote per share. Holders of the Company's Class B1 common stock do not have any right to receive dividends. Shares of Class B1 common stock are can be redeemed at a price per share equal to par value upon the exchange of Class B1 Units of the Company for shares of the Company's Class A common stock.
Initial Public Offering
On July 23, 2014, the Company completed its IPO by issuing 20,065,000 shares of its Class A common stock at a price of $25.00 per share (the "IPO Price") for aggregate gross proceeds of $501.6 million. In addition, the underwriters exercised in full their option to purchase an additional 3,009,750 shares of Class A common stock at the IPO Price for aggregate gross proceeds of $75.2 million. Concurrently with the IPO, the Company sold an aggregate of 2,600,000 shares of its Class A common stock at the IPO Price to Altai Capital Master Fund, Ltd. ("Altai") and Everstream Opportunities Fund I, LLC ("Everstream") (the "Private Placements"), for aggregate gross proceeds of $65.0 million. In addition, on July 23, 2014, as consideration for the acquisition of the Mt. Signal project from Silver Ridge Partners, LLC ("SRP") at an aggregate purchase price of $292.0 million, the Company issued to SRP 5,840,000 Class B units (and the Company issued a corresponding number of shares of Class B common stock) and 5,840,000 Class B1 units (and the Company issued a corresponding number of shares of Class B1 common stock). SRP distributed the Class B shares and units to SunEdison and the Class B1 shares and units to R/C US Solar Investment Partnership, L.P. ("Riverstone"), the owners of SRP. Following the IPO, the Company owns 30.3% of the Terra LLC and consolidates the results of the Terra LLC through its controlling interest, with SunEdison's 63.9% interest and Riverstone's 5.8% interest shown as non-controlling interests.
The Company received net proceeds of $463.9 million from the sale of the Class A common stock after deducting underwriting discounts, commissions, structuring fees, and offering expenses. The Company received net proceeds of $69.6 million from the underwriters' exercise of their option to purchase an additional 3,009,750 shares of Class A common stock, after deducting underwriting discounts, commissions, and structuring fees, which was used to purchase Class B common stock from SunEdison. The Company also received net proceeds of $65.0 million from the Private Placements. The Company used $159.2 million of net proceeds to repurchase Class B common stock and Class B1 units from SunEdison.
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
12. STOCK-BASED COMPENSATION
In April 2014, the Company adopted the 2014 Second Amended and Restated Long-Term Incentive Plan ("2014 Plan"), which permits the Company to issue an aggregate of 8,586,614 shares of Class A common stock pursuant to equity awards including incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to employees and directors. RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon cessation of services to the Company, any unvested RSAs will be canceled. All unvested RSAs are paid dividends and distributions. The Company measures the fair value of RSAs and RSUs at the grant date fair value of Class A common stock and accounts for stock-based compensation expense by amortizing the fair value on a straight line basis over the related vesting period less estimated forfeitures
In 2014, the Company made grants of 4,977,586 RSAs to certain executives and an affiliate of the Company. In connection with the IPO, the Company granted 411,147 RSUs to employees. Subsequent to the IPO, the Company granted 388,750 RSUs and 150,000 stock options to new hires. As of September 30, 2014, an aggregate of 2,659,131 shares of Class A common stock were available for issuance under the 2014 Plan. The stock-based compensation expense related to issued stock options, RSAs, and RSUs is recorded as a component of general and administrative expenses in the Company’s consolidated statements of operations and totaled $1.3 million and $1.6 million for the three months and nine months ended September 30, 2014, respectively.
Restricted Class C Awards
On January 31, 2014 and February 20, 2014, the Company granted 27,647 and 14,118 shares of restricted Class C common stock, respectively (or 2,373,946 and 1,212,228 shares, respectively, of restricted Class A common stock after giving effect to conversion of restricted Class C common stock to restricted Class A common stock on an 85.8661-for-one basis immediately prior to the completion of the IPO), under the SunEdison Yieldco, Inc. 2014 Plan.
For the restricted Class C common stock converted to unvested, restricted Class A common stock in connection with the IPO, 25% of the unvested, restricted Class A common stock will vest on the first anniversary of the date of the grant, 25% will vest on the second anniversary of the date of the grant, and 50% will vest on the third anniversary of the date of grant, subject to accelerated vesting upon certain events. Under certain circumstances upon a termination of employment, any unvested shares of unvested, restricted Class A common stock held by the terminated executive will be forfeited.
Restricted Class A Awards
On January 29, 2014 and February 20, 2014, the Company granted 7,193 and 3,749 shares of restricted Class A common stock, respectively (or 914,679 and 476,732 shares, respectively, after giving effect to the 127.1624-for-one stock split), to certain individuals under the 2014 Incentive Plan.
The following table summarizes restricted stock awards activity under the 2014 Plan for the nine months ended September 30, 2014, after giving effect to both the conversion of restricted Class C common stock to restricted Class A common stock on an 85.8661-for-one basis and the 127.1624-for-one Class A common stock split immediately prior to the completion of the IPO:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share

Balance at January 1, 2014	—	$—
Granted	4,977,586	$0.57
Balance at September 30, 2014	4,977,586	$0.57
The amount of stock compensation expense related to the restricted Class C common stock awards, which were converted to restricted Class A awards in connection with the IPO, was $0.2 million and $0.4 million during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, $1.6 million of total unrecognized compensation cost related to these awards is expected to be recognized over a period of approximately 3 years. The fair value of restricted stock on the date of grant was $58.00 per share (or $0.68 per share after giving effect to conversion of Class C restricted common stock to Class A common stock on an 85.8661-for-one basis upon the closing of the IPO) or $2.4 million total.
The amount of stock compensation expense related to the Class A restricted common stock awards, which was recognized upon the completion of the IPO, was $0.4 million. The restriction of these awards expires over three years; however, the awards are not subject to forfeiture for any reason. There is no unrecognized stock compensation expense related to the restricted Class A common stock at September 30, 2014. The fair value of Class A common stock on the date of grant was $37.00 per share (or $0.29 per share after giving effect to the 127.1624-for-one stock split) or $0.4 million.
In estimating the fair value of the Company's Class C restricted common stock and Class A restricted common stock, the primary valuation considerations were an enterprise value determined from an income-based approach using an enterprise value multiple applied to its forward revenue metric and a lack of marketability discount of 15%. The illiquidity discount model used the following assumptions: a time to liquidity event of 6 months; a risk free rate of 3.4%; and volatility of 60% over the time to a liquidity event. Estimates of the volatility of the Company's Class A common stock were based on available information on the volatility of Class A common stock of comparable publicly traded companies.

Restricted Stock Units
The following table presents information regarding outstanding RSUs as of September 30, 2014, and changes during the nine months ended September 30, 2014:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value Per Share

Balance at January 1, 2014	—	$—
Granted	799,897	$27.43
Balance at September 30, 2014	799,897	$27.43
The amount of stock compensation expense related to RSUs was $0.7 million during the three and nine months ended September 30, 2014. As of September 30, 2014, $17.9 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a period of approximately 3 years.
Options
The following table presents information regarding outstanding options as of September 30, 2014, and changes during the nine months ended September 30, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance at January 1, 2014	—	$—
Granted	150,000	$29.31
Balance at September 30, 2014	150,000	$29.31	$—
The amount of stock compensation expense related to options was inconsequential during the three and nine months ended September 30, 2014. As of September 30, 2014, $2.1 million of total unrecognized compensation cost related to options is expected to be recognized over a period of approximately four years.
13. LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the number of weighted-average Class A common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average Class A common shares outstanding and, if dilutive, potential Class A common shares outstanding during the period. Potential Class A common shares represent the incremental Class A common shares issuable for restricted stock units and stock option exercises. The Company calculates the dilutive effect of outstanding restricted stock units and stock options on earnings (loss) per share by application of the treasury stock method. The computations of basic and diluted earnings (loss) per share assumes that the number of Class A common shares outstanding for all periods prior to the closing of the IPO on July 23, 2014 was equal to the historical number of shares outstanding during each period.

Weighted Average Number of Shares

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Weighted average number of shares:
Class A common stock - Basic and Diluted	27,066	27,066

Class A Common Stock

Basic and diluted loss per share for the three months and nine months ended September 30, 2014 was calculated as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
In thousands, except per share amounts	Basic	Diluted *	Basic	Diluted *
EPS Numerator:
Net loss attributable to Class A Common stock shareholders	$(4,014)	$(4,014)	$(4,014)	$(4,014)
Less: dividends declared on Class A Common stock	—	—	—	—
Net loss available to Class A Common stock shareholders	(4,014)	(4,014)	(4,014)	(4,014)
EPS Denominator:
Weighted-average shares outstanding	27,066	27,066	27,066	27,066
Earnings (loss) per share	$(0.15)	$(0.15)	$(0.15)	$(0.15)

*
The computations for diluted loss per share for the three and nine months ended September 30, 2014 excludes approximately 64.5 million shares of convertible Class B common stock, 5.8 million shares of convertible Class B1 common stock, 3.6 million RSAs, 0.8 million RSUs and 0.2 million options to purchase the Company's shares because the effect would have been anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES
From time to time, the Company is notified of possible claims or assessments arising in the normal course of business operations. Management continually evaluates such matters with legal counsel and believes that, although the ultimate outcome is not presently determinable, these matters will not result in a material adverse impact on the Company's financial position or operations. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
15. RELATED PARTIES
Corporate Allocations
General and administrative affiliate costs include amounts allocated from SunEdison for general corporate overhead costs attributable to the operations of the Predecessor through the completion of the IPO on July 23, 2014. Subsequent to the completion of the IPO, general and administrative affiliate costs represent costs incurred by SunEdison for services provided pursuant to the management services agreement (the "MSA"). General and administrative affiliate costs were $5.1 million and $8.8 million during the three and nine months ended September 30, 2014, respectively, and were $1.4 million and $3.6 million during the three and nine months ended September 30, 2013, respectively. The general corporate overhead expenses incurred by SunEdison included costs from certain corporate and shared services functions provided by SunEdison. The amounts reflected included (i) charges that were incurred by SunEdison that were specifically identified as being attributable to the Predecessor and (ii) an allocation of applicable remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of the Company’s solar energy systems. These costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate costs that were specifically identifiable to a particular operation of SunEdison were allocated to that operation, including the Predecessor. Where specific identification of charges to a particular operation of SunEdison was not practicable, an allocation was applied to all remaining general corporate overhead costs. The allocation methodology for all remaining corporate overhead costs was based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of the Company’s operations. The cost allocations were determined on a basis considered to be a reasonable reflection of all costs of doing business by the Predecessor. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, management judgment, or other factors.

Management Services Agreement
Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into the MSA with SunEdison. Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company and its subsidiaries. As consideration for the services provided, the Company will pay SunEdison a base management fee as follows: (1) no fee for the remainder of 2014, (ii) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (iii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter.
There was no cash consideration paid to SunEdison for these services for the period from July 24, 2014 through September 30, 2014. Total actual costs for these services during the period from July 24, 2014 to September 30, 2014 of $5.1 million is reflected in the consolidated statement of operations as affiliate costs and have been treated as an equity contribution from SunEdison.
Interest Payment Agreement
Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison has agreed to pay all of the scheduled interest on the Term Loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). SunEdison will not be obligated to pay any amounts payable under the Term Loan in connection with an acceleration of the indebtedness thereunder. Any amounts payable by SunEdison under the Interest Payment Agreement that are not remitted when due will remain due (whether on demand or otherwise) and interest will accrue on such overdue amounts at a rate per annum equal to the interest rate then applicable under the Term Loan. In addition, Terra LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all sums owed by Terra LLC to SunEdison under the distribution provisions of the amended and restated operating agreement of Terra LLC, and Terra LLC may pay such amounts to Terra Operating LLC. Interest expense incurred under the term loan will be reflected in the consolidated statement of operations and the reimbursement for such costs will be treated as an equity contribution in additional paid-in capital from SunEdison. During the period from July 24, 2014 to September 30, 2014, the Company received $1.5 million million equity contribution from SunEdison pursuant to the Interest Payment Agreement. There were no amounts outstanding as of September 30, 2014.
Incentive Revenue
Certain Solar Renewable Energy Certificates (SRECs) are sold to SunEdison under contractual arrangements at fixed prices. Revenue from the sale of SRECs to affiliates was $280 and $774 during the three months and nine months ended September 30, 2014, respectively and $298 and $746 during the same periods in 2013.
Operations and Maintenance
Operations and maintenance services are provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $2,774 and $3,911 for the three months and nine months ended September 30, 2014, respectively, and were $157 and $478 during the same periods in 2013, and are reported as cost of operations-affiliates in the consolidated statements of operations.
SunEdison and Affiliates
Certain of the Company's expenses and capital expenditures related to construction in process are paid by affiliates of SunEdison and are reimbursed by the Company to the same, or other affiliates of SunEdison. As of September 30, 2014 and December 31, 2013, the Company owed SunEdison and affiliates $1,507 and $82,051, respectively.
Incentive Distribution Rights
Incentive Distribution Rights ("IDRs") represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B Units, and Class B1 Units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. Upon the completion of the IPO, SunEdison holds 100% of the IDRs.

Initial IDR Structure
If for any quarter:

•
Terra LLC has made cash distributions to the holders of its Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units in an amount equal to the Minimum Quarterly Distribution; and

•	Terra LLC has distributed cash to holders of Class A units and holders of Class B1 units in an amount necessary to eliminate any arrearages in payment of the Minimum Quarterly Distribution;

then Terra LLC will make additional cash distributions for that quarter among holders of its Class A units, Class B units, Class B1 units and the IDRs in the following manner:

•
first, to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, until each holder receives a total of $0.3386 per unit for that quarter (the “First Target Distribution”) (150.0% of the Minimum Quarterly Distribution);

•
second, 85.0% to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, and 15.0% to the holders of the IDRs, until each holder of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units receives a total of $0.3950 per unit for that quarter (the “Second Target Distribution”) (175.0% of the Minimum Quarterly Distribution);

•
third, 75.0% to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, and 25.0% to the holders of the IDRs, until each holder of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units receives a total of $0.4514 per unit for that quarter (the “Third Target Distribution”) (200.0% of the Minimum Quarterly Distribution); and

•	thereafter, 50.0% to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, and 50.0% to the holders of the IDRs.
16. SEGMENT REPORTING
The Company is has one reportable segment that operates a portfolio of solar energy generation assets. The Company operates as a single reportable segment based on a “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate indebtedness and stock based compensation. All operating revenues for 2014 and 2013 were from customers in the United States ("US") and its unincorporated territories, Canada, the United Kingdom ("UK") and Chile.
The following tables reflect summarized financial information concerning the Company’s reportable segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Solar Energy	Corporate	Total	Solar Energy	Corporate	Total
Operating revenues	$53,221	$—	$53,221	$5,401	$—	$5,401
Depreciation and accretion	13,052	—	13,052	1,341	—	1,341
Interest expense, net	18,142	4,324	22,466	1,963	—	1,963
Income tax provision (benefit)	—	2,806	2,806	—	77	77
Net (loss) income	14,525	(16,046)	(1,521)	1,203	(1,129)	74
The following tables reflect summarized financial information concerning the Company’s reportable segment for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Solar Energy	Corporate	Total	Solar Energy	Corporate	Total
Operating revenues	$83,298	$—	$83,298	$13,039	$—	$13,039
Depreciation and accretion	21,053	—	21,053	3,542	—	3,542
Interest expense, net	31,175	22,042	53,217	4,716	—	4,716
Income tax provision (benefit)	—	(4,069)	(4,069)	—	(60)	(60)
Net (loss) income	23,059	(41,097)	(18,038)	3,286	(3,362)	(76)

Long-lived Assets, Net

Long-lived assets consist of net property, plant and equipment and net intangible assets. The following table is a summary of long-lived assets by geographic area.

	As of September 30, 2014	As of December 31, 2013

United States and Puerto Rico	$1,604,644	$250,927
Chile	185,047	167,313
United Kingdom	226,638	10,804
Canada	120,622	912
Total long-lived assets	2,136,951	429,956
Current assets	428,678	106,358
Other long-term assets	46,558	30,563
Total assets	$2,612,187	$566,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 and 2013, and our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2014 and 2013, and the notes thereto. The unaudited financial statements included herein should be read in conjunction with our Rule 424(b)(4) prospectus filed with the SEC on July 21, 2014 ("Prospectus"), which contains TerraForm Power, Inc. ("TerraForm Power") and TerraForm Power, LLC (Predecessor) ("Terra LLC") audited financial statements, and notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations. The results shown herein are not necessarily indicative of the results to be expected in any future periods. References in this Quarterly Report on Form 10-Q to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries.
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
Overview
We are a dividend growth-oriented company formed to own and operate contracted clean power generation assets acquired from SunEdison, Inc. ("SunEdison") and unaffiliated third parties. Our business objective is to acquire and operate high-quality contracted cash flows, currently from owning solar generation assets serving utility, commercial and residential customers. Over time, we intend to acquire other clean power generation assets, including wind, natural gas, geothermal and hydro-electricity, as well as hybrid energy solutions that enable us to provide contracted power on a 24/7 basis. We believe we are well-positioned for substantial growth due to the high-quality, diversification and scale of our project portfolio, the long-term power purchase agreements ("PPAs") we have with creditworthy counterparties, our dedicated management team and SunEdison's project origination and asset management capabilities.
As of September 30, 2014, SunEdison reported a 4.5 gigawatt ("GW") project pipeline and backlog, which represents a 0.2 GW increase from 4.3 GW as of June 30, 2014. We benefit from the growth of SunEdison's project pipeline and backlog as SunEdison has granted us the right to acquire certain projects (the "Call Right Projects") and a right of first offer for six years with respect to certain projects (the "ROFO Projects") pursuant to the project support agreement (the "Support Agreement").
Initial Public Offering
On July 23, 2014, we closed an initial public offering ("IPO") of 20,065,000 shares of our Class A common stock at a price to the public of $25.00 per share (the “IPO Price”). In addition, the underwriters exercised in full their option to purchase an additional 3,009,750 shares of Class A common stock at the IPO price. Concurrently with the closing of the IPO, we also closed two private placement transactions of $65.0 million in the aggregate at a price per share equal to the IPO Price, completed the acquisition of Mt. Signal, a 265.9 megawatt ("MW") utility-scale project in California, and Summit Solar (Canada), which comprises seven sites totaling 3.8 MW of distributed generation ("DG"), and entered into a new $300.0 million term loan facility ("the Term Loan") and a $140.0 million revolving credit facility ("the Revolver").

We received $533.5 million of net proceeds from the IPO (including the underwriters' option to purchase additional shares), net of underwriting discounts and commissions and a structuring fee, and net proceeds of $65.0 million from the sale of shares of our Class A common stock at the IPO Price to Altai Capital Master Fund, Ltd. (“Altai”) and Everstream Opportunities Fund I, LLC (“Everstream”) (the "Private Placements"). We used $162.3 million of proceeds to purchase Class B units (and Class B common stock) from SunEdison at the IPO Price, less underwriting discounts and commissions and a pro rata portion of the structuring fee, which securities were immediately canceled contemporaneously with issuing additional Class A units to TerraForm Power.
We used net proceeds of $436.2 million, together with borrowings under the Term Loan facility, to repay all outstanding indebtedness (including accrued interest) under our bridge facility, to pay fees and expenses related to the Term Loan and Revolver and to repay approximately $47.0 million of project-level indebtedness. In addition, we used approximately $86.0 million of the net proceeds to pay for the acquisitions and related milestone payments of certain projects included in our initial portfolio. The remaining $194.4 million of net proceeds after the foregoing will be used for general corporate purposes, including future acquisitions of solar assets from SunEdison or from unaffiliated third parties.
Recent Developments

On November 4, 2014, we acquired the operating portfolio of Hudson Energy Solar Corporation ("HES"), a solar project developer that owns and operates solar assets for schools, school districts, and commercial and industrial customers.  HES is a subsidiary of Just Energy Group, Inc ("Just Energy"). We acquired 101 projects comprising Hudson's operating portfolio of approximately 25.5 MW while SunEdison acquired the development pipeline of approximately 4.5 MW and added these projects to the Call Right Project list. We also entered into a right-of-first-offer agreement with Just Energy to acquire new operating solar projects built for Just Energy's commercial and industrial customers in four states: New Jersey, New York, Massachusetts and Pennsylvania. We provided upfront consideration of approximately $35.0 million to acquire the assets, including cash consideration, debt repayment, and we assumed approximately $21.0 million of project level debt associated with the portfolio.

On October 29, 2014, we announced that we will acquire 77.6 MW DC of distributed generation solar power plants from the Capital Dynamics U.S. Solar Energy Fund, L.P. ("Capital Dynamics"), a closed end private equity fund focused on solar energy across the U.S. The 39 solar power plants in the acquired portfolio are located in five U.S. states including California, Massachusetts, New Jersey, New York and Pennsylvania. We will pay $250 million in aggregate consideration to acquire the portfolio and it is expected to be funded through committed debt financing including an increase in the Term Loan of $275 million. Concurrent with this transaction, we will also increase the size of our Revolver by $75 million. These capital increases will also fully fund the HES acquisition. This transaction is expected to close during the fourth quarter of 2014.

On November 4, 2014, we completed the acquisition of Fairwinds and Crundale, two utility scale power projects with a total capacity of 50 MW located in the United Kingdom that became operational in September 2014. We paid approximately $32.2 million in aggregate to acquire the projects from SunEdison and assumed approximately $63.7 million of project level debt. Fairwinds and Crundale were Call Right Projects and were the first acquisition from SunEdison.

Current Portfolio
Our current portfolio consists of solar projects located in the United States ("US") and its unincorporated territories, Canada, the United Kingdom ("UK") and Chile with total nameplate capacity of 807.9 MW. All of these projects have long-term PPAs with creditworthy counterparties. The PPAs have a weighted average (based on MW) remaining life of 20 years as of September 30, 2014. We intend to rapidly expand and diversify our initial project portfolio by acquiring clean generation utility-scale, distributed and residential assets located in the US, Canada, the UK and Chile, each of which we expect will also have a long-term PPA with a creditworthy counterparty. Growth in our project portfolio will be driven by our relationship with SunEdison, including access to its project pipeline, and by our access to unaffiliated third party developers and owners of clean generation assets

Our current portfolio is comprised of the following projects:

Projects	Country	Net Capacity (MW)	Status	Counterparty	Remaining Duration of PPA (in years)
Distributed Generation:
U.S. Projects 2014	US	46.0	Under Construction (26.0 MW Operating)	Various utilities, municipalities and commercial entities	19
Summit Solar Projects (US)	US	19.6	Operating	Various commercial and governmental entities	14
Summit Solar Projects (Canada)	Canada	3.8	Operating	Ontario Power Authority	18
Enfinity	US	15.7	Operating	Various commercial, residential and governmental entities	18
U.S. Projects 2009-2013	US	15.2	Operating	Various commercial and governmental entities	16
U.S. State Prisons Projects	US	13.5	Operating	State of California Department of Corrections and Rehabilitations	20
MA Operating	US	12.2	Operating	Various municipalities	20
SunE Solar Fund X	US	8.8	Operating	Various utilities, municipalities, and commercial entities	17
Subtotal		134.8
Utility:
Regulus Solar	US	81.9	Under Construction	Southern California Edison	20
North Carolina Portfolio	US	26.0	Under Construction	Duke Energy Progress	15
Atwell Island	US	23.5	Operating	Pacific Gas & Electric Company	24
Nellis	US	14.1	Operating	United States of America (PPA); Nevada Power Company (SRECs)	14
Alamosa	US	8.2	Operating	Xcel Energy	14
CalRENEW-1	US	6.3	Operating	Pacific Gas & Electric Company	16
Marsh Hill	Canada	18.7	Under Construction	Ontario Power Authority	20
SunE Perpetual Lindsay	Canada	15.5	Under Construction	Ontario Power Authority	20
Stonehenge Q1	UK	41.1	Operating	Statkraft AS	15
Stonehenge Operating	UK	23.6	Operating	Total Gas & Power Limited	14
Says Court	UK	19.8	Operating	Statkraft AS	15
Crucis Farm	UK	16.1	Operating	Statkraft AS	15
Norrington	UK	11.2	Operating	Statkraft AS	15
CAP	Chile	101.2	Operating	Compañía Minera del Pacífico (CMP)	20
Mt. Signal	US	265.9	Operating	San Diego Gas & Electric	25
Subtotal		673.1
Total current portfolio		807.9
Our total operating nameplate megawatt capacity (MW) as of the completion of the IPO on July 23, 2014, was 619.3 MW. We currently expect all of the projects in our current portfolio to be operational by December 31, 2014, except for Marsh Hill that is expected to be operational in the first half of 2015.
The following table summarizes our current portfolio:

	Distributed
	Generation	Utility	Total
Operating MW at close of IPO on July 23, 2014	88.3	531.0	619.3
Operating MW completed after July 23, 2014	26.3	—	26.3
Operating MW at September 30, 2014	114.6	531.0	645.6
MW under construction at September 30, 2014	20.2	142.1	162.3
Total current portfolio	134.8	673.1	807.9

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
Project Operations and Generation
Our revenue is primarily a function of the volume of electricity generated and sold by our solar energy projects as well as, to a lesser extent, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. Our current portfolio of power generation assets is fully contracted under long-term PPAs with creditworthy counterparties. As of September 30, 2014, the weighted average remaining life of our PPAs (based on MW) was 20 years. Pricing of the electricity sold under these PPAs is or will be fixed for the duration of the contract. In the case of our UK projects, the price for electricity is fixed for a specified period of time (typically four years), after which the price is subject to an adjustment based on the current market price (subject to a price floor). The prices for green energy certificates are fixed by UK laws or regulations, and certain other attributes are indexed to prices set by UK laws or regulations. In the case of our Massachusetts projects (MA Operating and certain projects in our U.S. Projects 2014 portfolio), a portion of the contracted revenue is fixed and the remainder is subject to an adjustment based on the current market price. Certain of our PPA have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.
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
Foreign Exchange
Our operating results are reported in United States dollars. However, in the future, we expect a significant amount of our revenues and expenses will be generated in currencies other than United States dollars (including the British pound, the Canadian dollar and other currencies). In addition, our investments (including intercompany loans) on projects in foreign countries are exposed to foreign currency fluctuations. As a result, we expect our revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where our clean power generation assets are located. To the extent we do not hedge these exposures, fluctuations in foreign exchange rates could negatively impact our profitability and financial position.
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

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Operating revenues	$53,221	$5,401	$83,298	$13,039
Operating costs and expenses:
Cost of operations	4,205	354	6,051	780
Cost of operations - affiliate	2,774	157	3,911	478
General and administrative	2,984	17	3,767	92
General and administrative - affiliate	5,051	1,418	8,783	3,568
Acquisitions costs	1,302	—	2,537	—
Acquisition costs - affiliate	2,826	—	2,826	—
Formation and offering related fees and expenses	536	—	3,399	—
Depreciation and accretion	13,052	1,341	21,053	3,542
Total operating costs and expenses	32,730	3,287	52,327	8,460
Operating income	20,491	2,114	30,971	4,579
Other expense (income):
Interest expense, net	22,466	1,963	53,217	4,716
Gain on extinguishment of debt, net	(9,580)	—	(7,635)	—
Loss on foreign currency exchange	6,240	—	6,914	—
Other, net	80	—	582	(1)
Total other expenses, net	19,206	1,963	53,078	4,715
Income (loss) before income tax benefit	1,285	151	(22,107)	(136)
Income tax provision (benefit)	2,806	77	(4,069)	(60)
Net income (loss)	$(1,521)	$74	$(18,038)	$(76)
Less: Predecessor income (loss) prior to initial public offering on July 23, 2014	6,270		(10,357)
Net loss subsequent to initial public offering	(7,791)		(7,681)
Less: Net loss attributable to non-controlling interest	(3,777)		(3,667)
Net loss attributable to TerraForm Power, Inc. Class A common stockholders	$(4,014)		$(4,014)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Operating Revenues

Operating revenues for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
Operating Revenues (in thousands, other than MW data)	2014	2013
Energy	$41,278	$2,578
Incentives	11,943	2,823
Total operating revenues	$53,221	$5,401

MWh Sold	327,454	18,899
Nameplate Megawatt Capacity (MW) (1)	645.6	47.9
———
(1) Operational at end of period.

Energy revenues increased by $38.7 million during the three months ended September 30, 2014, compared to the same period in 2013, due to:

(In thousands)
Increase in energy revenues as California Public Institutions, U.S. Projects 2014, CAP, Norrington, Stonehenge Q1, Says Court, and Crucis Farm achieved commercial operations	$9,723
Increase in energy revenues from acquisitions of operating projects, which include Enfinity, Summit Solar (U.S. and Canada), Nellis, Atwell Island, CalRenew-1, Stonehenge Operating, and Mt. Signal	31,716
Amortization of acquired PPA intangible assets	(2,787)
Same project energy revenue	48
$38,700

Incentive revenues increased by $9.1 million during the three months ended June 30, 2014, compared to the same period in 2013, due to:

(In thousands)
Increase in incentive revenues as California Public Institutions, U.S. Projects 2014, CAP, Norrington, Stonehenge Q1, Says Court, and Crucis Farm achieved commercial operations	$2,178
Increase in incentive revenues from acquisitions of operating projects, which include Enfinity, Summit Solar (U.S. and Canada), Nellis, and Stonehenge Operating	6,845
Same project incentive revenue	97
$9,120
Costs of Operations
Costs of operations for the three months ended September 30, 2014 and 2013 were as follows:

	For the Three Month Period Ended September 30,
Cost of operations (in thousands)	2014	2013
Cost of operations	$4,205	$354
Cost of operations-affiliate	2,774	157
Total cost of operations	$6,979	$511
Total costs of operations increased by $6.5 million to $7.0 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. This increase is driven by a $2.8 million increase in cost of operations related to new projects, including Mt. Signal, CAP, Norrington, Crucis Farms, Says Court, Stonehenge Q1, and California Public Institutions, which commenced commercial operations in 2014, combined with a $3.4 million increase resulting from the acquisitions of Mt. Signal, Summit Solar U.S., Nellis, Atwell Island, CalRenew-1, and Stonehenge Operating projects.
General and Administrative
General and administrative—affiliate expense increased by $3.6 million to $5.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. General and administrative expense increased $3.0 million compared to the three months ended September 30, 2013. The increase is due to additional costs incurred as a result of an increase in operational projects and nameplate capacity resulting from additional projects that achieved commercial operations and third party acquisitions compared to the prior year period.
Immediately prior to the closing of the IPO on July 23, 2014, we entered into a agreement (the "MSA") with SunEdison.  Pursuant to the MSA, we will not pay SunEdison any fees for general and administrative services provided to us for the remainder of 2014. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016 and $9.0 million in 2017.
There was no cash consideration paid to SunEdison for these services for the period from July 24, 2014 through September 30, 2014. Total actual costs for these services during the period from July 24, 2014 to September 30, 2014 of $5.1 million is reflected in the consolidated statement of operations and has been treated as an equity contribution from SunEdison.

Acquisition Costs
Acquisition costs, including amounts related to affiliates, were $4.1 million during the three months ended September 30, 2014. These fees primarily consist of professional fees for legal and accounting services related to the acquisitions completed during the period, including $2.8 million paid by SunEdison pursuant to the MSA.
Formation and Offering Related Fees and Expenses
Formation and offering related fees and expenses were $0.5 million during the three months ended September 30, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services not directly related to the IPO.
Depreciation and Accretion
Depreciation and accretion expense increased by $11.7 million to $13.1 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, due primarily to $3.9 million of additional depreciation for solar energy systems that reached commercial operations in late 2013 and during 2014. In addition, third party acquisitions resulted in an additional $7.8 million of depreciation and accretion expense during the three months ended September 30, 2014.
Interest Expense, Net
Interest expense, net increased by $20.5 million during the three months ended September 30, 2014 compared to the same period in 2013 primarily due to increased indebtedness related to construction financings, financing lease arrangements and borrowings under the Term Loan, which resulted in higher interest expense compared to the same period in 2013. In addition, the amortization of deferred financing fees, included in interest expense increased $16.4 million primarily due to deferred fees associated with the bridge facility, which was repaid upon completion of the IPO.
Immediately prior to the closing of the IPO on July 23, 2014, we entered into the interest payment agreement (the "Interest Payment Agreement") with SunEdison. Pursuant to this agreement, SunEdison has agreed to pay all of the scheduled interest on the Term Loan through July 23, 2017, up to an aggregate of $48.0 million over such three year period (plus any interest due on any payment not remitted when due). During the period from July 24, 2014 to September 30, 2014, the Company received $1.5 million of equity contributions from SunEdison in connection with SunEdison's payment obligations under the Interest Payment Agreement.
Gain on Extinguishment of Debt
We incurred a net gain on the extinguishment of debt of $9.6 million for the three months ended September 30, 2014 primarily due to the termination of our financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X solar generation assets and defeasance of debt obligations related to certain projects in the U.S. Projects 2009-2013 portfolio. The net gain on extinguishment of project-level indebtedness for the three months ended September 30, 2014 related to the following projects:

Projects	(Gain) Loss for Three months ended September 30, 2014
U.S. Projects 2009-2013	$2,459
Stonehenge Operating	3,797
SunE Solar Fund X	(15,836)
$(9,580)
Loss on Foreign Currency Exchange
We incurred a loss on foreign currency exchange of $6.2 million for the three months ended September 30, 2014 primarily due to a $6.3 million unrealized loss on the remeasurement of intercompany loans which are denominated in British pounds and a $0.1 loss on foreign currency hedges. These amounts were offset by other inconsequential foreign currency fluctuations. There was no gain or loss on foreign currency exchange for the three months ended September 30, 2013.
Income Tax Provision
The income tax provision was $2.8 million for the three months ended September 30, 2014 compared to an income tax provision of $0.1 million during the same period in 2013. For the three months ended September 30, 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of a valuation allowance on the tax benefit attributed to the Company post IPO. The tax benefit for losses realized before July 23, 2014, were recognized primarily because of existing deferred tax liabilities.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest increased to $3.8 million for the three months ended September 30, 2014. This was the result of a $6.9 million increase due to SunEdison's 63.9% interest and Riverstone's 5.8% interest in the Company's net loss during the period from July 23, 2014 through September 30, 2014 and an offsetting $3.1 million decrease related to project level non-controlling interest. There were no non-controlling interests during the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Revenues

Operating revenues for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
Operating Revenues (in thousands, other than MW data)	2014	2013
Energy	$59,692	$6,884
Incentives	23,606	6,155
Total operating revenues	$83,298	$13,039

MWh Sold	439,683	42,250
Nameplate Megawatt Capacity (MW) (1)	645.6	47.9
———
(1) Operational at end of period.
Energy revenues increased by $52.8 million during the nine months ended September 30, 2014, compared to the same period in 2013, due to:

(In thousands)
Increase in energy revenues as California Public Institutions, U.S. Projects 2014, CAP, Norrington, Stonehenge Q1, Says Court, and Crucis Farm achieved commercial operations	$20,718
Increase in energy revenues from acquisitions of operating projects, which include Enfinity, Summit Solar (U.S. and Canada), Nellis, Atwell Island, CalRenew-1, Stonehenge Operating, and Mt. Signal	35,372
Amortization of acquired PPA intangible assets	(3,558)
Same project energy revenue	276
$52,808

Incentive revenues increased by $17.5 million during the three months ended September 30, 2014, compared to the same period in 2013, due to:

(In thousands)
Increase in incentive revenues as California Public Institutions, U.S. Projects 2014, Norrington, Stonehenge Q1, Says Court, and Crucis Farm achieved commercial operations	$5,048
Increase in incentive revenues from acquisitions of operating projects, which include Enfinity, Summit Solar (U.S. and Canada), Nellis, and Stonehenge Operating	12,311
Same project incentive revenue	92
$17,451

Costs of Operations

Costs of operations for the nine months ended September 30, 2014 and 2013 were as follows:

	For the Nine Month Period Ended September 30,
Cost of operations (in thousands)	2014	2013
Cost of operations	$6,051	$780
Cost of operations-affiliate	3,911	478
Total cost of operations	$9,962	$1,258
Total costs of operations increased by $8.7 million to $10.0 million for the nine months ended September 30, 2014 compared to the the same period in the prior year. This increase is driven by a $4.2 million increase in cost of operations related to new projects, including CAP, Norrington, Crucis Farms, Says Court, Stonehenge Q1, and California Public Institutions, which reached commercial operation in 2014, combined with a $4.2 million increase resulting from the acquisitions of Mt. Signal, Summit Solar U.S., Nellis, Atwell Island, CalRenew-1, and Stonehenge Operating projects. Cost of operations—affiliate increased $3.4 million during the nine months ended September 30, 2014, compared to the same period in 2013. The increase is due to additional operations and maintenance costs resulting from the completion of projects contributed by SunEdison and third party acquisitions.
General and Administrative
General and administrative—affiliate expense increased by $5.2 million to $8.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. General and administrative expense increased to $3.8 million for the nine months ended September 30, 2014 compared to $0.1 million during the same period in the prior year. The increase is due to additional costs incurred as a result of an increase in operational projects and nameplate capacity resulting from additional projects that achieved commercial operations compared to the prior year period.
Immediately prior to the closing of the IPO on July 23, 2014, we entered into the MSA with SunEdison.  Pursuant to the MSA, we will not pay any fees to SunEdison for general and administrative services provided to us for the remainder of 2014. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016 and $9.0 million in 2017.
There was no cash consideration paid to SunEdison for these services for the period from July 24, 2014 through September 30, 2014. Total actual costs for these services during the period from July 24, 2014 to September 30, 2014 of $5.1 million is reflected in the consolidated statement of operations and has been treated as an equity contribution from SunEdison.
Acquisition Costs
Acquisition costs, including amounts related to affiliates, were $5.4 million during the nine months ended September 30, 2014. These fees primarily consist of professional fees for legal and accounting services related to the acquisitions completed during the period, including $2.8 million paid by SunEdison pursuant to the MSA.
Formation and Offering Related Fees and Expenses
Formation and offering related fees and expenses were $3.4 million during the nine months ended September 30, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services not directly related to the IPO.
Depreciation and Accretion
Depreciation and accretion expense increased by $17.5 million to $21.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due primarily to $8.2 million of additional depreciation for solar energy systems that reached commercial operations in late 2013 and during 2014. In addition, third party acquisitions resulted in an additional $9.3 million of depreciation and accretion expense during the nine months ended September 30, 2014 compared to the same period in 2013.
Interest Expense, Net
Interest expense, net increased by $48.5 million during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to increased indebtedness related to construction financings, financing lease arrangements and borrowings under the Term Loan and the bridge credit facility, which was repaid upon the closure of the IPO on July 23, 2014, which resulted in higher interest expense compared to the same period in 2013. In addition, the amortization of deferred financing fees, included in interest expense increased [$16.8 million] primarily due to deferred fees associated with the bridge facility.
Immediately prior to the closing of the IPO on July 23, 2014, we entered into the Interest Payment Agreement with SunEdison. During the period from July 24, 2014 to September 30, 2014, the Company received $1.5 million million equity contribution from SunEdison pursuant to the Interest payment Agreement.
Gain on Extinguishment of Debt
We incurred a gain on extinguishment of debt of $7.6 million for the nine months ended September 30, 2014 primarily due to the termination of our financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X solar generation assets. The net gain on extinguishment of project-level indebtedness for the nine months ended September 30, 2014 related to the following projects:

Projects	(Gain)/Loss for Nine months ended September 30, 2014
U.S. Projects 2009-2013	$2,459
Alamosa	1,945
Stonehenge Operating	3,797
SunE Solar Fund X	(15,836)
$(7,635)
Loss on Foreign Currency Exchange
We incurred a loss on foreign currency exchange of $6.9 million for the nine months ended September 30, 2014. This amount includes a $2.8 million realized loss on the payment of outstanding Chilean peso denominated payables related to the construction of the CAP project in Chile, which were paid subsequent to the project reaching commercial operations in March 2014. In addition, we recognized a $4.3 million unrealized loss on the remeasurement of intercompany receivables denominated in British pounds and a $0.1 loss on foreign currency hedges. These amounts were offset by other inconsequential foreign currency fluctuations. There was no gain or loss on foreign currency exchange for the nine months ended September 30, 2013.
Income Tax Benefit
Income tax benefit was $4.1 million for the nine months ended September 30, 2014 compared to a benefit of $0.1 million during the same period in 2013. For the nine months ended September 30, 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of a valuation allowance on the tax benefit attributed to the Company post IPO. The tax benefit for losses realized before July 23, 2014, were recognized primarily because of existing deferred tax liabilities.
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest increased to $3.7 million for the nine months ended September 30, 2014. This was the result of a $6.9 million increase due to SunEdison's 63.9% interest and Riverstone's 5.8% interest in the Company's net loss during the period from July 23, 2014 through September 30, 2014 and an offsetting $3.3 million decrease in project level non-controlling interest. There were no non-controlling interests during the nine months ended September 30, 2013.

Liquidity and Capital Resources
We expect our primary sources of liquidity in the future to be cash generated from operations and borrowings available under the Revolver. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service debt, and pay dividends. Historically, our predecessor operations were financed as part of SunEdison's integrated operations and largely relied on internally generated cash flows as well as corporate and/or project-level borrowings to satisfy capital expenditure requirements.
Liquidity Position
Total liquidity as of September 30, 2014 was approximately $475 million comprised of cash and restricted cash of $334.2 million and availability under under the Revolver of $140.0 million. As of December 31, 2013, our liquidity was approximately $63.3 million, comprised of cash and restricted cash.
Management believes that our liquidity position and cash flows from operations will be adequate to finance growth, operating and maintenance capital expenditures, and to fund dividends to holders of our Class A common stock and other liquidity commitments. Management continues to regularly monitor our ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management.
Sources of Liquidity
Our principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity securities as appropriate given market conditions. Our financing arrangements consist mainly of the Term Loan, the Revolver, and the project-level financings for our various solar energy system assets.
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
We used net proceeds of $436.2 million, together with borrowings under the Term Loan, to repay all outstanding indebtedness (including accrued interest) under our bridge facility, to pay fees and expenses related to the Term Loan and revolving credit facility and to repay $50.0 million of project-level indebtedness. In addition, we have used $83.0 million of the net proceeds to pay for the acquisition and related milestone payments of certain projects included in our initial portfolio. The remaining net proceeds after the foregoing will be used for general corporate purposes, including future acquisitions of solar assets from SunEdison or from unaffiliated third parties.
Term Loan and Revolving Credit Facility
In connection with the IPO, Terra Operating LLC entered into the Revolver and the Term Loan (collectively the “Credit Facilities”). The Revolver is a $140.0 million senior secured revolving credit facility and the Term Loan is a $300.0 million senior secured term loan. The Term Loan was used to repay a portion of outstanding indebtedness under our bridge facility. Each of Terra Operating LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries and Terra LLC are guarantors under the Credit Facilities.
On October 30, 2014, the Company announced that it obtained a commitment to increase the Term Loan by $275.0 million and the Revolver by $75.0 million to increase liquidity and to fund the acquisitions of Hudson Energy Solar Corp and Capital Dynamics.
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

Uses of Liquidity
Our principle requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) cash dividends to investors. Generally, once commercial operation is reached, solar power generation assets do not require significant capital expenditures to maintain operating performance.
Our total liquidity as of September 30, 2014, as described above, was approximately $475 million, which is available to fund future acquisitions and for general corporate purposes.

Acquisitions
We expect to continue to acquire additional projects from SunEdison and from unaffiliated third parties. Although we have no commitments to make any such acquisitions, we expect to acquire certain of the Call Right Projects and ROFO Projects in the near future. We do not expect to have sufficient amounts of cash on hand to fund the acquisition costs of all of such Call Right Projects and ROFO Projects. As a result, we will need to finance a portion of such acquisitions by issuing additional equity securities or incurring new debt.
Interest Payment Agreement
In connection with the closing of the IPO on July 23, 2014, we entered into the Interest Payment Agreement with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison has agreed to pay all of the scheduled interest on the Term Loan through July 23 2017, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). SunEdison will not be obligated to pay any amounts payable under the Term Loan in connection with an acceleration of the indebtedness thereunder. Any amounts payable by SunEdison under the Interest Payment Agreement that are not remitted when due will remain due (whether on demand or otherwise) and interest will accrue on such overdue amounts at a rate per annum equal to the interest rate then applicable under the Term Loan. In addition, the Company will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all sums owed by the Company to SunEdison under the distribution provisions of the amended and restated operating agreement of the Company, and the Company may pay such amounts to Terra Operating LLC.
Cash Dividends to Investors
We intend to pay regular quarterly cash dividends to holders of our Class A common stock on or about the 75th day following the last day of each fiscal quarter. Our quarterly dividend will initially be set at $0.2257 per share of our Class A common stock, or $0.9028 per share on an annualized basis, and the amount may be changed in the future without advance notice. With respect to our first dividend payable on December 15, 2014 to holders of record on December 1, 2014, we intend to pay a pro-rated initial dividend of $0.1717 per share.
We intend to cause Terra LLC to make regular quarterly cash distributions in an amount equal to cash available for distribution generated during a particular quarter, less reserves for working capital needs and the prudent conduct of our business, to its members, including to us as the sole holder of the Class A units, to SunEdison as the sole holder of the Class B units and to Riverstone as the sole holder of Class B1 units, pro rata based on the number of units held. However, during the Subordination Period described below, the Class B units held by SunEdison are deemed “subordinated” because for a three-year period, the Class B units will not be entitled to receive any distributions from the Company until the Class A units and Class B1 units have received quarterly distributions in an amount equal to $0.2257 per unit, or the "Minimum Quarterly Distribution," plus any arrearages in the payment of the Minimum Quarterly Distribution from prior quarters. The practical effect of the subordination of the Class B units is to increase the likelihood that during the Subordination Period there will be sufficient CAFD to pay the Minimum Quarterly Distribution on the Class A units (and Class B1 units, if any).
Incentive Distribution Rights
Incentive Distribution Rights ("IDRs") represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B Units, and Class B1 Units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. Upon the completion of the IPO, SunEdison holds 100% of the IDRs.

Initial IDR Structure
If for any quarter:

•
Terra LLC has made cash distributions to the holders of its Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units in an amount equal to the Minimum Quarterly Distribution; and

•	Terra LLC has distributed cash to holders of Class A units and holders of Class B1 units in an amount necessary to eliminate any arrearages in payment of the Minimum Quarterly Distribution;

then Terra LLC will make additional cash distributions for that quarter among holders of its Class A units, Class B units, Class B1 units and the IDRs in the following manner:

•
first, to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, until each holder receives a total of $0.3386 per unit for that quarter (150.0% of the Minimum Quarterly Distribution);

•
second, 85.0% to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, and 15.0% to the holders of the IDRs, until each holder of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units receives a total of $0.3950 per unit for that quarter (175.0% of the Minimum Quarterly Distribution);

•
third, 75.0% to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, and 25.0% to the holders of the IDRs, until each holder of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units receives a total of $0.4514 per unit for that quarter (200.0% of the Minimum Quarterly Distribution); and

•	thereafter, 50.0% to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, and 50.0% to the holders of the IDRs.

Cash Flow Discussion
We use traditional measures of cash flow, including net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table reflects the changes in cash flows for the comparative periods:

	Nine Months Ended September 30,
(In thousands)	2014	2013	Change
Net cash provided by (used in) operating activities	$27,567	$(44,111)	$71,678
Net cash used in investing activities	(969,592)	(5,534)	(964,058)
Net cash provided by financing activities	1,200,686	50,047	1,150,639
Effect of exchange rate changes on cash and cash equivalents	(342)	—	(342)
Total	$258,319	$402	$257,917
Net Cash Provided By Operating Activities
The change in net cash provided by operating activities is primarily driven by the timing of cash payments to SunEdison and affiliates for reimbursement of operating expenses paid by those entities and the impact of operating results for projects acquired during the nine months ended September, 30, 2014
Net Cash Used in Investing Activities
The change in net cash used in investing activities includes $614.1 million of cash paid to SunEdison and third parties for the construction of solar energy systems, cash paid to third parties for acquisitions of solar systems, cash paid to third parties for the acquisition of PPA intangible assets, and changes in restricted cash in accordance with the restrictions in our debt agreements. When SunEdison contributes projects, we recast our cash flow statement to present construction costs incurred by SunEdison as if they were our construction costs. SunEdison continues to maintain the construction risk for all contributed projects.
Net Cash Provided By Financing Activities
The change in net cash provided by financing activities is primarily driven by $433.6 million of net proceeds from the IPO, proceeds from construction and term debt financing arrangements and contributions from SunEdison to fund capital expenditures.
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
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(1,521)	$74	$(18,038)	$(76)
Interest expense, net (a)	22,466	1,963	53,217	4,716
Income tax expense (benefit)	2,806	77	(4,069)	(60)
Depreciation, amortization and accretion	15,839	1,341	24,611	3,542
General and administrative - affiliate (b)	5,051	1,418	8,783	3,568
Stock-based compensation	1,240	—	1,567	—
Acquisition costs, including affiliate (c)	4,128	—	5,363	—
Formation and offering related fees and expenses (d)	536	—	3,399	—
Gain on extinguishment of debt (e)	(9,580)	—	(7,635)	—
Loss on foreign currency exchange (f)	6,240	—	6,914	—
Adjusted EBITDA	$47,205	$4,873	$74,112	$11,690

(a)
Subsequent to the closing of the IPO, SunEdison will pay all the scheduled interest on the Term Loan up to $48.0 million through July 23, 2017 under the Interest Payment Agreement. During the period from July 24, 2014 to September 30, 2014, the Company received a $1.5 million equity contribution from SunEdison pursuant to the Interest Payment Agreement. There was no cash consideration paid to SunEdison for these services for the period from July 24, 2014 through September 30, 2014. Total actual costs for these services during the period from July 24, 2014 to September 30, 2014 of $5.1 million is reflected in the consolidated statement of operations and has been treated as an equity contribution from SunEdison.

(b)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on July 23, we entered into the MSA with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. There will be no cash payments to SunEdison for these services during 2014, and in subsequent years, the cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016 and $9.0 million in 2017. The amount of general and administrative expenses in excess of the fees paid to SunEdison in each year will be treated as an addback in the reconciliation of net income (loss) to Adjusted EBITDA.

(c)
Represents transaction related costs, including affiliate acquisition costs, associated with the acquisitions completed during the three and nine month periods ended September 30, 2014. There were no such costs during the same periods in the prior year.

(d)	Represents non-recurring professional fees for legal, tax and accounting services incurred in connection with the IPO.

(e)
We recognized a net gain on extinguishment of debt of $9.6 million and $7.6 million for the three and nine months ended September 30, 2014 and 2013, respectively, due primarily to the termination of our capital lease obligations upon acquiring the lessor interest in the SunE Solar Fund X solar generation assets.

(f)
We incurred a loss on foreign currency exchange of $6.2 million and $6.9 million during the three and nine months ended September 30, 2014, respectively. These losses are driven by unrealized losses of $6.3 million and $4.3 million during the three and nine months ended September 30, 2014, respectively, on the remeasurement of intercompany loans which are denominated in British pounds. We also realized a $2.8 million loss on the payment of outstanding Chilean peso denominated payables related to the construction of the CAP project in Chile, which were paid subsequent to the project reaching commercial operations in March 2014.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates of certain amounts included in the consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in the Prospectus. There have been no significant changes to our critical accounting policies and estimates since  December  31, 2013.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending December 31, 2016 and interim and annual periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.
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
Interest Rate Risk
As of September 30, 2014, our long-term debt was at both fixed and variable interest rates. A hypothetical increase or decrease in our variable interest rates by 1% would not have had a significant effect on our earnings for the three and nine months ended September 30, 2014. As of September 30, 2014, the estimated fair value of our debt was $1,366.2 million and the carrying value of our debt was $1,304.0 million. We estimate that a 1% decrease in market interest rates would have increased the fair value of our long-term debt by $71.8 million.

We entered into the Term Loan and the Revolver upon completion of the IPO. Borrowings under the Term Loan and Revolver are at variable rates. Under the agreement governing the Term Loan, we are required to hedge 50% of our notional amount for the first three years. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates.
Foreign Currency Risk
In 2013, all of our operating revenues were generated in the United States and Puerto Rico and were denominated in United States dollars. During the three and nine months ended September 30, 2014, we generated operating revenues in the United States, Puerto Rico, the United Kingdom, and Chile, and all of our revenues were denominated in US dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current project portfolio are US dollar, British pound and Canadian dollar denominated.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company is involved in various legal proceedings and administrative actions arising in the ordinary course of business. The information regarding these proceedings and actions is included under Note 14, Commitments and Contingencies, to the Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” included in the Prospectus. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company's risk factors from those described in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There have been no material changes in the planed use of proceeds from the IPO from that described in the Prospectus.
On July 23, 2014, pursuant to the Private Placements, we sold and issued (i) 1,800,000 shares of Class A common stock at the IPO Price to Altai, and (ii) 800,000 shares of Class A common stock at the IPO Price to Everstream for aggregate gross proceeds of $65.0 million.
In addition, on July 23, 2014, Terra LLC issued 5,840,000 Class B units (and we issued a corresponding number of shares of Class B common stock) and 5,840,000 Class B1 units (and we issued a corresponding number of shares of Class B1 common stock) to Silver Ridge Power, LLC ("Silver Ridge") as consideration for the contribution to us of a solar power project valued at $292.0 million. Such securities were issued pursuant to a Contribution Agreement and were valued based on the IPO Price. The Private Placements and issuance to Silver Ridge closed concurrently with the closing of the our IPO. The sales and issuances of the units and shares were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Each of Altai, Everstream and Silver Ridge represented that it was an “accredited investor,” as defined under Rule 501 promulgated under the Securities Act, with access to information about the Company sufficient to evaluate the investment.
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

TerraForm Power, Inc.

/s/ Alejandro Hernandez
November 5, 2014	Name:	Alejandro (“Alex”) Hernandez
	Title:	Executive Vice President and Chief Financial Officer