Form 10-Q
period 2015-03-31
TerraForm Power, Inc.
filed 2015-05-07
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of May 1, 2015, there were 56,301,690 shares of Class A common stock outstanding, 62,726,654 shares of Class B common stock outstanding, and 5,490,000 shares of Class B1 common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Operating revenues, net	$70,515	$11,880
Operating costs and expenses:
Cost of operations	16,820	460
Cost of operations - affiliate	3,643	352
General and administrative	9,939	98
General and administrative - affiliate	6,027	1,590
Acquisition and related costs	13,722	—
Acquisition and related costs - affiliate	436	—
Depreciation, accretion and amortization	31,891	3,241
Total operating costs and expenses	82,478	5,741
Operating (loss) income	(11,963)	6,139
Other expenses:
Interest expense, net	36,855	7,082
Loss on extinguishment of debt, net	20,038	—
Loss on foreign currency exchange, net	14,369	595
Other, net	480	—
Total other expenses, net	71,742	7,677
Loss before income tax benefit	(83,705)	(1,538)
Income tax benefit	(45)	(457)
Net loss	(83,660)	(1,081)
Less: Predecessor loss prior to initial public offering on July 23, 2014	—	(720)
Less: Net loss attributable to redeemable non-controlling interests	(169)	—
Less: Net loss attributable to non-controlling interests	(55,375)	(361)
Net loss attributable to TerraForm Power, Inc. Class A common stockholders	$(28,116)	$—

Weighted average number of shares:
Class A common stock - Basic and diluted	49,694
Loss per share:
Class A common stock - Basic and diluted	$(0.57)

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(83,660)	$(1,081)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(3,275)	—
Hedging activities:
Net unrealized losses arising during the period	(2,248)	—
Reclassification of net losses into earnings	2,857	—
Other comprehensive loss, net of tax	(2,666)	—
Total comprehensive loss	(86,326)	(1,081)
Less: Predecessor comprehensive loss prior to initial public offering on July 23, 2014	—	(3,391)
Less: comprehensive loss attributable to non-controlling interests
Net loss attributable to non-controlling interests	(55,375)	(361)
Foreign currency translation adjustments	(1,862)	—
Hedging activities	168	—
Comprehensive loss attributable to non-controlling interests	(57,069)	(361)
Comprehensive loss attributable to TerraForm Power, Inc. Class A stockholders	$(29,257)	$2,671

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$153,423	$468,554
Restricted cash, including consolidated variable interest entities of $25,022 and $39,898 in 2015 and 2014, respectively	78,076	70,545
Accounts receivable, including consolidated variable interest entities of $25,650 and $16,921 in 2015 and 2014, respectively	58,258	31,986
Due from SunEdison and affiliates, net	18,155	—
Prepaid expenses and other current assets	29,274	22,620
Total current assets	337,186	593,705

Property and equipment, net, including consolidated variable interest entities of $1,539,607 and $1,466,223 in 2015 and 2014, respectively	3,429,630	2,554,904
Intangible assets, net, including consolidated variable interest entities of $234,954 and $259,004 in 2015 and 2014, respectively	454,928	361,673
Deferred financing costs, net	51,359	42,113
Deferred income taxes	87	4,606
Other assets	92,428	29,419
Total assets	$4,365,618	$3,586,420

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2015	December 31, 2014
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated variable interest entities of $20,986 and $20,907 in 2015 and 2014, respectively	$229,517	$84,104
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $27,060 and $27,284 in 2015 and 2014, respectively	81,146	82,605
Deferred revenue, including consolidated variable interest entities of $14,140 and $12,941 in 2015 and 2014, respectively	23,242	21,989
Due to SunEdison and affiliates, net	—	153,052
Total current liabilities	333,905	341,750
Other liabilities:
Long-term debt and financing lease obligations, less current portion, including consolidated variable interest entities of $621,336 and $620,853 in 2015 and 2014, respectively	1,965,161	1,568,517
Deferred revenue, including consolidated variable interest entities of $57,413 and $51,943 in 2015 and 2014, respectively	57,413	52,081
Deferred income taxes	5,983	7,702
Asset retirement obligations, including consolidated variable interest entities of $43,151 and $32,181 in 2015 and 2014, respectively	117,966	76,111
Other long-term liabilities	3,976	—
Total liabilities	2,484,404	2,046,161

Redeemable non-controlling interests	25,204	24,338
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding in 2015 and 2014	—	—
Class A common stock, $0.01 par value per share, 850,000 shares authorized, 55,952 and 42,218 issued and outstanding in 2015 and 2014, respectively.	535	387
Class B common stock, $0.01 par value per share, 140,000 shares authorized, 62,727 and 64,526 issued and outstanding in 2015 and 2014, respectively.	627	645
Class B1 common stock, $0.01 par value per share: 260,000 shares authorized, 5,840 issued and outstanding in 2015 and 2014	58	58
Additional paid-in capital	758,518	497,556
Accumulated deficit	(53,733)	(25,617)
Accumulated other comprehensive loss	(2,609)	(1,637)
Total TerraForm Power stockholders' equity	703,396	471,392
Non-controlling interests	1,152,614	1,044,529
Total stockholders' equity	1,856,010	1,515,921
Total liabilities, non-controlling interests and stockholders' equity	$4,365,618	$3,586,420

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Controlling Interest												Non-controlling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class B1 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total	Capital			Total
Balance at January 1, 2015	—	$—	42,218	$387	64,526	$645	5,840	$58	$497,556	$(25,617)	$(1,637)	$471,392	$1,092,809	$(44,451)	$(3,829)	$1,044,529	$1,515,921
Issuance of Class A common stock related to the public offering, net of issuance costs	—	—	13,800	138	(1,799)	(18)	—	—	342,072	—	—	342,192	—	—	—	—	342,192
Stock-based compensation	—	—	—	—	—	—	—	—	5,144	—	—	5,144	—	—	—	—	5,144
Net loss (1)	—	—	—	—	—	—	—	—	—	(28,116)	—	(28,116)	—	(55,375)	—	(55,375)	(83,491)
Forfeitures of restricted stock	—	—	(66)	(1)	—	—	—	—	1	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	11	—	—	—	—	(11)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	—	(15,125)	—	—	(15,125)	—	—	—	—	(15,125)
Consolidation of non-controlling interests in acquired projects	—	—	—	—	—	—	—	—	—	—	—	—	114,442	—	—	114,442	114,442
Repurchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(54,694)	—	—	(54,694)	(54,694)
Contributions from SunEdison	—	—	—	—	—	—	—	—	22,872	—	—	22,872	30,148	—	—	30,148	53,020
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(972)	(972)	—	—	(1,694)	(1,694)	(2,666)
Sale of membership interests in projects	—	—	—	—	—	—	—	—	—	—	—	—	10,096	—	—	10,096	10,096
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(28,829)	—	—	(28,829)	(28,829)
Equity Reallocation	—	—	—	—	—	—	—	—	(93,991)	—	—	(93,991)	93,991	—	—	93,991	—
Balance at March 31, 2015	—	$—	55,952	$535	62,727	$627	5,840	$58	$758,518	$(53,733)	$(2,609)	$703,396	$1,257,963	$(99,826)	$(5,523)	$1,152,614	$1,856,010
———
(1) Excludes net loss attributable to redeemable non-controlling interests

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(83,660)	$(1,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash incentive revenue	(647)	(127)
Non-cash interest expense	317	81
Stock compensation expense	5,144	—
Depreciation, accretion and amortization	31,891	3,241
Amortization of intangible assets	(336)	—
Amortization of deferred financing costs and debt discounts	7,709	488
Recognition of deferred revenue	(73)	(64)
Loss on extinguishment of debt	20,038	—
Unrealized loss on derivatives	4,302	—
Unrealized loss on foreign currency exchange	14,369	595
Deferred taxes	—	(451)
Other, net	881	(348)
Changes in assets and liabilities:
Accounts receivable	(20,985)	(7,507)
Prepaid expenses and other current assets	4,420	(7,470)
Accounts payable, accrued interest, and other current liabilities	417	18,112
Deferred revenue	6,658	1,577
Due to SunEdison and affiliates	(390)	(27,657)
Restricted cash from operating activities	(664)	—
Net cash used in operating activities	(10,609)	(20,611)
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(82,758)	(103,047)
Other investments	(10,000)	—
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(810,720)	(14,211)
Due to SunEdison and affiliates	(15,079)	—
Change in restricted cash	494	19,855
Net cash used in investing activities	$(918,063)	$(97,403)

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	$342,192	$—
Change in restricted cash for principal debt service	—	538
Proceeds from Senior Notes	793,712	—
Repayment of term loan	(573,500)	—
Borrowings of long-term debt	275,987	314,169
Principal payments on long-term debt	(2,910)	(568)
Due to SunEdison and affiliates, net	(148,998)	4,514
Contributions from non-controlling interests	10,497	545
Distributions to non-controlling interests	(12,884)	—
Repurchase of non-controlling interest	(54,694)	—
Distributions to SunEdison and affiliates	(16,659)	—
Net SunEdison investment	53,020	35,529
Payment of dividends	(15,125)	—
Debt prepayment premium	(6,429)	—
Payment of deferred financing costs	(30,667)	(15,267)
Net cash provided by financing activities	613,542	339,460
Net decrease in cash and cash equivalents	(315,130)	221,446
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Cash and cash equivalents at beginning of period	468,554	1,044
Cash and cash equivalents at end of period	$153,423	$222,490

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $641 and $1,961, respectively	$12,497	$—
Cash paid for income taxes	$—	$—
Schedule of non-cash activities:
Additions of asset retirement obligation (ARO) assets and liabilities	$23,815	$—
ARO assets and obligations from acquisitions	$17,705	$—
Principal payments on long-term debt from solar renewable energy certificates	$330	$—
Long-term debt assumed in connection with acquisitions	$59,816	$—

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

1. NATURE OF OPERATIONS

TerraForm Power, Inc. (the "Company") is a subsidiary of SunEdison, Inc. ("SunEdison"). The accompanying unaudited consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s, or SEC’s, regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2014. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's unaudited consolidated financial position as of March 31, 2015, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2015, and 2014.

2. BASIS OF PRESENTATION

When renewable energy facilities are acquired from SunEdison, the Company is required to recast its historical financial statements to reflect the assets and liabilities and the results of operations of the acquired renewable energy facilities for the period it was owned by SunEdison in accordance with rules applicable to transactions between entities under common control. During the first quarter of 2015, the Company acquired 19 solar energy facilities with a combined nameplate capacity of 161.1 MW from SunEdison, which resulted in a recast of the balance sheet as of December 31, 2014, and the related statement cash flows for the year ended December 31, 2014. The facilities were not in operations in 2014 and there was no impact to the statement of operations or accumulated other comprehensive loss for the year ended December 31, 2014.

The following table presents the changes to previously reported amounts of the Company's consolidated balance sheet as of December 31, 2014 included in the Company's Annual Report on Form 10-K:

(In thousands) Balance Sheet Caption	December 31, 2014 As Reported	Acquired Call Rights Projects	December 31, 2014 Recast
Cash and cash equivalents	$468,393	$161	$468,554
Due from SunEdison and affiliates, net	19,640	(19,640)	—
Prepaid expenses and other current assets	21,840	780	22,620
Property and equipment, net	2,327,803	227,101	2,554,904
Change in total assets		$208,402

Current portion of long-term debt	$80,133	$3,971	$84,104
Accounts payable, accrued expenses and other current liabilities	81,781	824	82,605
Due to SunEdison and affiliates, net	—	153,052	153,052
Long-term debt and financing lease obligations, less current portion	1,517,962	50,555	1,568,517
Change in total liabilities		$208,402

The following table presents the changes to previously reported amounts of the Company's consolidated statement of cash flows for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K:

(In thousands) Cash Flows Caption	December 31, 2014 As Reported	Acquired Call Rights Projects	December 31, 2014 Recast
Changes in assets and liabilities:
VAT receivable, prepaid expenses and other current assets	$23,730	$(819)	$22,911
Accounts payable, accrued interest, and other current liabilities	3,371	865	4,236
Cash flows from investing activities:
Cash paid to SunEdison and third parties for solar generation facility construction	(816,682)	(236,189)	(1,052,871)
Deposit for acquisition of Call Right Projects	(34,000)	34,000	—
Cash flows from financing activities:
Borrowings of long-term debt	399,806	62,111	461,917
Principal payments on long-term debt	(341,336)	1,766	(339,570)
Net increase in cash and cash equivalents	467,513	427	467,940
Effect of exchange rate changes on cash and cash equivalents	(164)	(266)	(430)
Cash and cash equivalents at end of period	468,393	161	468,554

The amounts previously reported in the Company's consolidated statement of cash flows for the three months ended March 31, 2014 have been recast to reflect a $4,514 increase in cash paid to SunEdison and third parties within cash flows from investing activities and $4,514 of cash proceeds from SunEdison and affiliates within financing activities. The facilities were not in operations during 2014 and there was no impact to the statement of operations or accumulated other comprehensive loss for the three months ended March 31, 2014.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This standard will become effective for us on January 1, 2018. Early application is permitted but not before January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. We are evaluating the impact of this standard on our consolidated statements of financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. ASU No. 2015-03 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. We are evaluating the impact of this standard on our consolidated balance sheet.

. 4. ACQUISITIONS

2015 Acquisitions

Acquisition of First Wind

On January 29, 2015, the Company, through Terra LLC, acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) 521.1 MW of operating power assets, including 500.0 MW of wind power assets and 21.1 MW of solar power assets (the “First Wind acquisition”). The operating power assets the Company acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts. The purchase price for this acquisition was $810.4 million, net of cash acquired. The initial accounting for this acquisition is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts for this acquisition, included in the table within the "Acquisition Accounting" section of this footnote below, are subject to revision until the evaluations are completed.

The operating revenues and net loss of the acquired facilities reflected in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2015 were $22.1 million and $6.2 million, respectively.

The following unaudited pro forma supplementary data presented in the table below gives effect to the 2014 Acquisitions as if the transactions had occurred on January 1, 2013 and the First Wind Acquisition as if the transaction had occurred on January 1, 2014. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of the Company’s results of operations for any future date.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
(In thousands, unaudited)	2015	2014
Total operating revenues, net	$39,851	$58,281
Net loss	6,987	21,987

Acquisition costs, including amounts for affiliates, related to the transactions above were $14.2 million for the three months ended March 31, 2015 and are reflected as acquisition and related costs in the accompanying unaudited consolidated statements of operations. There were no acquisition costs for the three months ended March 31, 2014.

Acquisition of Atlantic Power Corporation wind power plants

On March 31, 2015, the Company signed a definitive agreement to acquire 521.0 MW of operating wind power assets located in Idaho and Oklahoma from Atlantic Power Corporation, for total cash consideration of $350.0 million. The assets are contracted under long term PPAs with investment grade utilities with a weighted-average credit rating of A3 and a weighted-average remaining life of 18 years. The Company is pursuing funding for the acquisition through a drop down warehouse facility in partnership with third party equity investors and SunEdison. The assets would initially be acquired by the warehouse and the Company would be offered call rights to acquire the assets in the future.

2014 Acquisitions

Final

During the year ended December 31, 2014, the Company through various transactions, acquired the following renewable energy facilities: Nellis, CalRENEW-1, Atwell Island, Summit Solar Projects and MA Operating. The acquisition accounting for the acquisitions of these facilities was completed as of March 31, 2015, at which point the provisional fair values became final. The final estimated fair value of assets, liabilities and non-controlling interests is included in the table within the "Acquisition Accounting" section of this footnote below and reflects no material changes except for the following reallocations: a decrease to property and equipment of $4.9 million, an increase to intangible assets of $3.2 million, a decrease to accounts payable of $2.5 million and a total decrease for all other accounts of $0.7 million.

Preliminary

During the year ended December 31, 2014, the Company through various transactions, acquired the following renewable energy facilities: Stonehenge Operating Projects, Mt. Signal, Hudson Energy and Capital Dynamics. The initial accounting for these acquisitions is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts for these acquisitions, included in the table within the "Acquisition Accounting" section of this footnote below, are subject to revision until the evaluations are completed.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition Accounting

The estimated fair values of assets, liabilities and non-controlling interests as of March 31, 2015, are as follows:

	2015 Preliminary	2014 Preliminary			2014 Final	Total Allocation
(In thousands)	First Wind	Mt. Signal	Capital Dynamics	Other	Other
Property and equipment	$803,103	$649,005	$216,771	$102,788	$150,934	$1,922,601
Accounts receivable	9,378	11,617	2,309	7,100	2,380	32,784
Restricted cash	6,630	22,165	15	5,564	9,156	43,530
Deferred income taxes	—	—	21,118	—	—	21,118
Other assets	68,671	12,621	1,490	1,455	3,896	88,133
Intangible assets	125,671	117,925	71,859	21,656	105,361	442,472
Total assets acquired	1,013,453	813,333	313,562	138,563	271,727	2,550,638
Long-term debt	59,816	413,464	—	65,084	72,930	611,294
Accounts payable, accrued expenses and other current liabilities	9,934	24,813	1,194	3,499	1,286	40,726
Asset retirement obligations	12,403	4,656	13,073	6,622	10,752	47,506
Deferred income taxes	—	—	25,191	990	—	26,181
Total liabilities assumed	82,153	442,933	39,458	76,195	84,968	725,707
Non-controlling interest	120,864	78,745	16,600	2,850	1,400	220,459
Purchase price, net of cash acquired	$810,436	$291,655	$257,504	$59,518	$185,359	$1,604,472

The acquired renewable energy facilities' non-financial assets represent estimates of the fair value of acquired power purchase agreements (PPAs) based on significant inputs that are not observable in the market and thus represent a Level 3 measurement. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 10 to 25 years. See Note 6. Intangible Assets for additional disclosures related to the acquired intangible assets.

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

Acquisition of U.K. Call Right Projects

During March 2015, the Company acquired eleven renewable energy facilities including an extension to our Crundale facility. The facilities are located in England and Wales and have a combined nameplate capacity of 152.1 MW. The Company paid $81.9 million in cash and assumed $174.3 million of short-term financing to acquire these renewable energy facilities from subsidiaries of SunEdison in a series of transactions. The extension was acquired by the Company exercising its option to acquire a 5.9 MW solar expansion under the terms of the amended engineering, procurement and construction contract. The remaining acquired facilities were Call Right Projects pursuant to the Support Agreement with SunEdison, see further discussion in Note 17. Related Parties.

Additions to DG 2014 Portfolio 1 and DG 2015 Portfolio 2

During the three months ended March 31, 2015, the Company acquired additional renewable energy facilities within the DG 2014 Portfolio 1 and the DG 2015 Portfolio 2, totaling 6.2 MW and 8.8 MW, respectively. As of March 31, 2015, the Company had paid the initial amounts due of $18.0 million to acquire these renewable energy facilities from subsidiaries of SunEdison in a series of transactions and assumed $1.9 million of revolving debt. The Company estimates that the final

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

amounts due for these acquisitions will be $8.7 million, which are scheduled to be paid during the second quarter of 2015. The acquired facilities were Call Right Projects pursuant to the Support Agreement with SunEdison.

The following table is a summary of assets and liabilities acquired from SunEdison in connection with these Call Right Projects:

(in thousands)	As of March 31, 2015
Current assets	$19,424
Property, plant and equipment	274,685
Non-current assets	24,912
Total assets acquired	319,021
Long-term debt	174,467
Other liabilities	71,592
Total liabilities assumed	246,059
Net assets acquired	$72,962
Cash Paid	$89,621
Adjustments to equity reflected as distribution to non-controlling interests	16,659

Subsequent Events

Acquisitions of Call Right Projects

On April 28, 2015, the Company acquired a solar energy facility within the DG 2015 Portfolio 2 with a nameplate capacity of 3.2 MW. The Company paid the initial amount due of $2.3 million to acquire this facility from subsidiaries of SunEdison. The Company estimates that the final amount due for this acquisition will be $3.9 million, which is scheduled to be paid during the second quarter of 2015.The acquired facility was a Call Right Project pursuant to the Support Agreement with SunEdison.

On April 29, 2015, the Company acquired two additional solar energy facilities with a combined nameplate capacity of 23.5 MW which are located in England. The Company paid $9.8 million in cash and assumed $31.2 million of construction debt to acquire these renewable energy facilities from subsidiaries of SunEdison. The acquired facilities were Call Right Projects pursuant to the Support Agreement with SunEdison.

5. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2015	December 31, 2014
(In thousands)
Renewable energy facilities	$3,404,264	$2,220,401
Less accumulated depreciation - renewable energy facilities	(74,957)	(50,080)
Property and equipment, net	3,329,307	2,170,321
Construction in progress - renewable energy facilities	100,323	384,583
Total property and equipment	$3,429,630	$2,554,904

The Company recorded depreciation expense related to property and equipment of $25.1 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively. Construction in progress represents $100.3 million of costs incurred to complete the construction of the facilities in the Company's current portfolio that were either contributed to the Company by SunEdison or acquired from SunEdison.

When projects are contributed or sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

construction. All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $641 and $2,110 for the three months ended March 31, 2015 and 2014, respectively.

6. INTANGIBLE ASSETS

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of March 31, 2015:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
Energy revenue contracts	20 years	$463,636	$(5,329)	$(3,379)	$454,928

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2014:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
Energy revenue contracts	21 years	$371,765	$(6,169)	$(3,923)	$361,673

As of March 31, 2015, the Company had energy revenue contracts representing long-term electricity sales agreements that were obtained through acquisitions (see Note. 4 Acquisitions). Energy revenue contracts are amortized on a straight-line basis over the remaining life of the agreements, which range from 10 to 25 years. Amortization expense related to the energy revenue contracts is recorded on the unaudited consolidated statements of operations as either a reduction or increase of energy revenue when the contract rate is above or below market rates or within depreciation, accretion and amortization expense when the contract rate is equal to market rates. Amortization expense was $5,329 during the three months ended March 31, 2015, $336 of which was an increase in energy revenue and $5,665 of which was recorded as depreciation, accretion and amortization expense in the accompanying unaudited consolidated statement of operations. There was no amortization expense during the three months ended March 31, 2014.

7. VARIABLE INTEREST ENTITIES

The Company is the primary beneficiary of ten VIEs in renewable energy facilities that were consolidated as of March 31, 2015, nine of which existed and were consolidated as of December 31, 2014. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse, project-level debt. No VIEs were deconsolidated during the three months ended March 31, 2015 and 2014.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited consolidated balance sheet are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Current assets	$64,973	$69,955
Noncurrent assets	1,803,709	1,756,276
Total assets	$1,868,682	$1,826,231
Current liabilities	$57,898	$64,324
Noncurrent liabilities	729,644	707,989
Total liabilities	$787,542	$772,313

The amounts shown above in the table exclude any potential VIEs under the First Wind acquisition as we have not completed the accounting related to this business combination. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands, except rates) Description:	March 31, 2015	December 31, 2014	Interest Type	Current Interest Rate %	Financing Type
Corporate-level long-term debt:
Term Loan, due 2019	$—	$573,500	Variable	5.3 (1)	Term debt
Senior Notes, due 2023	800,000	—	Fixed	5.9	Senior notes
Revolver	150,000	—	Variable	2.7	Revolving loan
Project-level long-term debt:
Permanent financing	882,865	886,149	(2)	6.1 (3)	Term debt / Senior notes
Construction financing	212,072	97,518	Variable	2.9 (3)	Construction debt
Financing lease obligations	154,716	93,981	Imputed	5.1 (3)	Financing lease obligations
Total Principal long-term debt and financing lease obligations	$2,199,653	$1,651,148		5.9 (3)
Less current maturities	(229,517)	(84,104)
Net unamortized (discount) premium	(4,975)	1,473
Long-term debt and financing lease obligations, less current portion	$1,965,161	$1,568,517
———
(1) The Company entered into an interest rate swap agreement (see Note 10. Derivatives) fixing the interest rate at 5.33%, which was terminated upon repayment of the Term Loan.
(2) Includes debt at variable or fixed interest rates. As of March 31, 2015, 38% of this balance had a variable interest rate and 62% of this balance had a fixed interest rate.
(3) Represents the weighted average effective interest rate as of March 31, 2015.

Corporate-level Financing Arrangements

Term Loan

On January 28, 2015, the Company repaid the remaining outstanding principal balance on the Term Loan of $573.5 million. The Company recognized a $12.0 million loss on the extinguishment of debt during the three months ended March 31, 2015, as a result of this repayment.

Revolving Credit Facilities

On January 28, 2015, the Company replaced its existing revolver with a new $550.0 million revolving credit facility (the "Revolver"). The Revolver consists of a revolving credit facility in an amount of at least $550.0 million (available for revolving loans and letters of credit) and permits Terra Operating LLC to increase commitments to up to $725.0 million in the aggregate, subject to customary closing conditions. The Company recognized a $1.3 million loss on the extinguishment of debt during the three months ended March 31, 2015 as a result of the exchange.

On May 1, 2015, the Company exercised its option to increase its borrowing capacity under the Revolver by $100.0 million. As a result of this transaction, the Company now has a total borrowing capacity of $650.0 million under the Revolver.

The Revolver matures on January 27, 2020. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) and Terra LLC are or will become guarantors under the Revolver.

At Terra Operating LLC’s option, all outstanding amounts under the Revolver will bear interest initially at a rate per annum equal to either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

After the fiscal quarter ended June 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid.

The Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods, and requires Terra Operating LLC to prepay outstanding borrowings in an amount equal to 100% of the net cash proceeds received by Terra LLC or its restricted subsidiaries from the incurrence of indebtedness not permitted by the Revolver by Terra Operating LLC or its restricted subsidiaries.

The Revolver, each guaranty and any interest rate, currency hedging or hedging of Renewable Energy Certificate ("REC") obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the Revolver is secured by first priority security interests in (i) all of Terra Operating LLC's and each guarantor’s assets, (ii) 100% of the capital stock of each of Terra Operating LLC’s and its domestic restricted subsidiaries and 65% of the capital stock of Terra Operating LLC’s foreign restricted subsidiaries, and (iii) all intercompany debt. Notwithstanding the foregoing, collateral under the Revolver excludes the capital stock of non-recourse subsidiaries.

Senior Notes

On January 28, 2015, through our indirect subsidiary, Terra Operating LLC, the Company issued $800.0 million of 5.875% senior notes due 2023 at a price of 99.214% or the "Senior Notes." Terra Operating LLC used the net proceeds from the offering to fund a portion of the price of the First Wind acquisition. The Senior Notes are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2015.

Bridge Facility

On March 31, 2015, the Company entered into an agreement with Morgan Stanley Senior Funding, Inc. which provides the Company with up to $515.0 million of senior unsecured bridge facility (the "Bridge Facility"). The Bridge Facility may be used by the Company, subject to certain conditions, to fund acquisitions, to repay certain indebtedness of acquisition facilities and to pay related fees and expenses. On April 20, 2015, the Bridge Facility was amended to add Citigroup Global Markets Inc., Barclays Capital Inc. and J.P. Morgan Securities LLC as participants to the Bridge Facility in addition to Morgan Stanley Senior Funding, Inc.

Project-level Financing Arrangements

The Company's renewable energy facilities have long-term debt obligations in separate legal entities. The Company typically finances its renewable energy facilities through project entity specific debt secured by the renewable energy facility's assets (mainly the renewable energy facility) with no recourse to the Company. Typically, these financing arrangements provide for a construction loan, which upon completion may or may not be converted into a term loan.

Financing Lease Obligations

In certain transactions, the Company accounts for the proceeds of sale leasebacks as financings, which are typically secured by the renewable energy facility asset and its future cash flows from energy sales, and without recourse to the Company under the terms of the arrangement.

Bull Hill Financing

As a result of the First Wind acquisition, the Company assumed $59.8 million of financing lease obligations. The financing lease obligations assumed by the Company include those pursuant to a sale-leaseback agreement, entered into by First Wind on November 21, 2012, whereby First Wind sold substantially all of the property, plant and equipment of the Bull Hill facility to a financial institution and simultaneously entered into a long-term lease with that financial institution for the use of the assets. Under the terms of the agreement, the Company will continue to operate the wind facility and has the option to extend the lease or repurchase the assets sold at the end of the lease term. The sale-leaseback transaction was accounted for as a failed sale and the remaining obligations as of the date of the First Wind acquisition have been recorded as a financing lease obligation.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

First Wind Debt Extinguishments

As part of the First Wind acquisition, the Company repaid certain long-term indebtedness of the First Wind Operating Entities. The Company recognized a loss on the extinguishment of debt of $6.4 million during the three months ended March 31, 2015 as a result of this repayment.

Maturities

The aggregate amounts of payments on long-term debt including financing lease obligations, and excluding amortization of debt discounts, due after March 31, 2015 are as follows:

(In thousands)	Remainder of 2015 (1)	2016 (2)	2017	2018	2019	Thereafter	Total
Maturities of long-term debt as of March 31, 2015	$227,879	$264,521	$37,902	$39,337	$50,104	$1,579,910	$2,199,653
———
(1) The amount of long-term debt due in 2015 includes CAD 47.8 million (USD $37.8 million) of construction debt for SunE Perpetual Lindsay, which will be repaid by SunEdison in the third quarter of 2015 and an outstanding balance of $150.0 million on our Revolver.
(2) The amount of long-term debt due in 2016 includes GBP 152.5 million (USD $225.6 million) of debt for the Fairwinds & Crundale facilities and the U.K. Call Right Projects.

9. INCOME TAXES

Effective Tax Rate

The income tax provision consisted of the following:

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2015	2014
Loss before income tax benefit	$(83,705)	$(1,538)
Income tax benefit	(45)	(457)
Effective tax rate	0.1%	29.7%

As of March 31, 2015, the Company owns 44.9% of Terra LLC and consolidates the results of Terra LLC through its controlling interest. The Company records SunEdison's 50.4% and Riverstone's 4.7% ownership of Terra LLC as a non-controlling interests in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 44.9% of Terra LLC's taxable income and SunEdison records income tax on its 50.4% share of taxable income generated by Terra LLC.

For the three months ended March 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions. For the three months ended March 31, 2014, the tax benefits for losses realized prior to the IPO were recognized primarily because of existing deferred tax liabilities. As of March 31, 2015, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

10. DERIVATIVES

As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, foreign currency contracts and commodity contracts to mitigate interest rate, foreign currency and commodity price exposure. If the Company elects to do so and if the instrument meets the criteria specified in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, the Company designates its derivative instruments as cash flow hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating results. The Company also enters into commodity contracts to economically hedge price variability inherent in electricity sales arrangements. The objectives of these transactions are to minimize the impact of variability in spot electricity prices and stabilize estimated revenue streams. The Company does not use derivative instruments for speculative purposes.

As of March 31, 2015 and December 31, 2014, fair values of the following derivative instruments were included in the line items indicated.

	Fair Value of Derivative Instruments
	Hedging Contracts	Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of March 31, 2015
Prepaid expenses and other current assets	$—	$—	$2,669	$8,482	$11,151	$(1,155)	$9,996
Other assets	—	—	1,861	31,970	33,831	(781)	33,050
Total assets	$—	$—	$4,530	$40,452	$44,982	$(1,936)	$43,046
Accounts payable and other current liabilities	$845	$—	$—	$—	$845	$—	$845
Other long-term liabilities	470	1,381	3,711	—	5,562	(1,936)	3,626
Total liabilities	$1,315	$1,381	$3,711	$—	$6,407	$(1,936)	$4,471

As of December 31, 2014
Prepaid expenses and other current assets	$—	$—	$—	$—	$—	$—	$—
Other assets	—	—	1,811	—	1,811	—	1,811
Total assets	$—	$—	$1,811	$—	$1,811	$—	$1,811
Accounts payable and other current liabilities	$1,925	$1,279	$685	$—	$3,889	$—	$3,889
Other long-term liabilities	—	—	—	—	—	—	—
Total liabilities	$1,925	$1,279	$685	$—	$3,889	$—	$3,889

As of March 31, 2015 and December 31, 2014, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	March 31, 2015	December 31, 2014
Derivatives designated as hedges:
Interest rate swaps (USD)	$50,150	$349,213
Derivatives not designated as hedges:
Interest rate swaps (USD)	16,857	16,861
Foreign currency contracts (GBP)	56,348	58,710
Foreign currency contracts (CAD)	25,097	25,415
Commodity contracts (MWhs)	2,248	—

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has elected to net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company has a master netting arrangement with only one counterparty, however, no amounts were netted under this arrangement as each of the interest rate swaps subject to this arrangement were in a loss position as of March 31, 2015. For foreign currency contracts, amounts are netted by currency in accordance with a master netting arrangement. For commodity contracts, the Company has a master netting arrangement, however, no amounts were netted under this arrangement as each of the commodity contracts subject to this arrangement were in a gain position as of March 31, 2015.

Gains and losses on derivatives not designated as hedges for the three months ended March 31, 2015 and 2014 consisted of the following:

		Three Months Ended March 31,
(In thousands)	Location of Loss Recognized in Income	2015	2014
Interest rate swaps	Interest expense, net	$236	$—
Foreign currency contracts	Loss on foreign currency exchange, net	97	—
Commodity contracts	Operating revenues, net	4,259	—

Losses recognized related to interest rate swaps designated as cash flow hedges for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended March 31,
	Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2015	2014		2015	2014	2015	2014
Interest rate swaps	$2,248	$—	Interest expense, net	$2,857	$—	$—	$—

As of March 31, 2015, the Company has posted letters of credit in the amount of $19.5 million as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of December 31, 2014 related to our derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

In September 2014, the Company entered into an interest rate swap agreement to hedge floating rate debt under the Term Loan. The interest rate swap qualified for hedge accounting and was designated as a cash flow hedge. Under the interest rate swap agreement, the Company paid a fixed rate and the counterparty to the agreement paid the Company a floating interest rate. This interest rate swap agreement was terminated on January 28, 2015 due to the extinguishment of the Term Loan by the Company on the same date, as discussed in Note 8. Long-term Debt. Due to the termination of the Term Loan, the Company reclassified the loss of $2.5 million that was previously deferred in other comprehensive income into earnings as the forecasted transaction is considered probable of not occurring. The reclassified amounts were recorded in interest expense, net during the current period. Additionally, the Company recognized a loss of extinguishment of debt of $0.3 million during the three months ended March 31, 2015 for fees incurred to terminate the interest rate swap.

The Company has an interest rate swap agreement to hedge floating rate project-level debt. This interest rate swap qualifies for hedge accounting and was designated as a cash flow hedge. Under the interest rate swap agreement, the project pays a fixed rate and the counterparty to the agreement pays a floating interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the period related to the interest rate swap are provided in the table above. The loss expected to be reclassified into earnings over the next twelve months is approximately $0.8 million.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivatives Not Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements that are economic hedges for project-level debt. These interest rate swaps are used to hedge floating rate debt. Under the interest rate swap agreements, the projects pay a fixed rate and the counterparties to the agreements pay a floating interest rate. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in interest expense, net in the unaudited consolidated statement of operations, as provided in the table above.

Foreign Currency Contracts

The Company has foreign currency contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in loss/(gain) on foreign currency exchange, net in the unaudited consolidated statement of operations, as provided in the table above.

Commodity Contracts

In first quarter 2015, the Company acquired commodity contracts through its acquisition of First Wind. These agreements economically hedge commodity price variability inherent in certain electricity sales arrangements. If the Company sells electricity to an independent system operator market and there is no PPA available, it may enter into a commodity contract to hedge all or a portion of their estimated revenue stream. These commodity contracts require periodic settlements in which the Company receives a fixed price based on specified quantities of electricity and pays the counterparty a floating market price based on the same specified quantity of electricity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in operating revenues net, in the unaudited consolidated statement of operations, as provided in the table above.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Company's long-term debt as of March 31, 2015 and December 31, 2014 is as follows:

	As of March 31, 2015		As of December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,194,678	$2,249,970	$1,652,621	$1,659,883

The fair value of the Company's long-term debt was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments.

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited consolidated balance sheet:

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	As of March 31, 2015				As of December 31, 2014
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$2,594	$—	$2,594	$—	$1,811	$—	$1,811
Commodity contracts	—	$40,452	$—	40,452	—	—	—	—
Total derivative assets	$—	$43,046	$—	$43,046	$—	$1,811	$—	$1,811
Liabilities
Interest rate swaps	$—	$2,696	$—	$2,696	$—	$3,204	$—	$3,204
Foreign currency contracts	—	1,775	—	1,775	—	685	—	685
Total derivative liabilities	$—	$4,471	$—	$4,471	$—	$3,889	$—	$3,889

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. The Company uses valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If the inputs into the valuation are not corroborated by market data, in such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts as well as calculation of implied volatilities. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. The Company regularly evaluates and validates the inputs used to determine fair value by using pricing services to support the underlying market price of commodity, interest rates and foreign currency exchange rates.

The Company uses a discounted valuation technique to fair value its derivative assets and liabilities. The primary inputs in the valuation models for commodity contracts are market observable forward commodity curves and risk-free discount rates and to a lesser degree credit spreads.

The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads.

The Company's interest rate swaps, foreign currency contracts, and commodity contracts are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

12. STOCKHOLDER'S EQUITY

Follow-on Public Offering

On January 22, 2015, the Company sold 13,800,000 shares of its Class A common stock to the public in a registered offering, including 1,800,000 shares sold pursuant to the underwriters' overallotment option. The Company received net proceeds of $390.6 million, $50.9 million of which was used to repurchase Class B common stock and Class B units from SunEdison and the remainder was used to acquire 13,800,000 Class A units of Terra LLC. Terra LLC used the proceeds from the sale of its Class A units to pay, among other things, for part of the purchase price of the First Wind acquisition and to repay remaining amounts outstanding under the Term Loan.

As of March 31, 2015, the following shares of the Company were outstanding:

Shares:	Number Outstanding	Shareholder(s)
Class A common stock	55,951,690	*
Class B common stock	62,726,654	SunEdison
Class B1 common stock	5,840,000	Riverstone
Total Shares	124,518,344
———

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

* Class A common stockholders are comprised of: public and private investors, executive officers, management and personnel who provide services to the Company. The par value of Class A common stock reflected on the unaudited consolidated balance sheets and unaudited consolidated statement of stockholders' equity excludes 2,445,464 shares of unvested restricted Class A common stock awards.

As of March 31, 2015, the Company owned 44.9% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 50.4% interest and Riverstone's 4.7% interest shown as non-controlling interests.

Dividends

On December 22, 2014, the Company declared a quarterly dividend for the fourth quarter on the Company's Class A common stock of $0.27 per share, or $1.08 per share on an annualized basis. The fourth-quarter dividend was paid on March 16, 2015 to shareholders of record as of March 2, 2015.

13. STOCK-BASED COMPENSATION

The Company has equity incentive plans that provide for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who provide services to SunEdison. As of March 31, 2015, an aggregate of 1,696,198 shares of Class A common stock were available for issuance under these plans. The stock-based compensation expense related to issued stock options, RSAs, and RSUs is recorded as a component of general and administrative expenses in the Company’s unaudited consolidated statements of operations and totaled $5.1 million for the three months ended March 31, 2015. Upon exercise of the RSAs, RSUs, or stock options, the Company will issue shares that have been previously authorized to be issued.

Restricted Stock Awards

The following table presents information regarding outstanding RSAs as of March 31, 2015, and changes during the three months ended March 31, 2015:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2015	4,876,567	$1.12
Granted	—	—
Forfeited	(132,588)	0.68
Modified	66,294	35.05
Balance at March 31, 2015	4,810,273	$1.60

On March 20, 2015, the Company modified an award of a former person who provided services to the Company, which resulted in the forfeiture of the existing award and granting of a new award.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amount of stock compensation expense related to the RSAs during the three months ended March 31, 2015 was $2.5 million. As of March 31, 2015, $1.1 million of total unrecognized compensation cost related to these awards is expected to be recognized over a period of approximately two years.

Restricted Stock Units

The following table presents information regarding outstanding RSUs as of March 31, 2015, and changes during the three months ended March 31, 2015:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2015	825,943	$27.37
Granted	1,104,200	34.01
Balance at March 31, 2015	1,930,143	$31.17

The amount of stock compensation expense related to RSUs was $2.0 million during the three months ended March 31, 2015. As of March 31, 2015, $18.9 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a period of approximately five years.

On March 10, 2015, the Company awarded 53,700 RSUs to personnel who provide services to the Company. These awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four year period. For the performance-based RSUs, there are three performance tiers with each tier representing 33% of the performance-based tranche. The performance tiers are measured on the dividend per share of the Company. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in their entirety. If certain performance goals are met by the first quarter 2016, 2017 and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of targets, participants will vest in their respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant date fair value of these awards was $1.6 million, which will be recognized as compensation cost on a straight line basis over the requisite service periods of four years for the time-based awards and five years for the performance-based awards. The grant date fair value of these awards was calculated based on the Company's stock price as of the date of grant since meeting the requisite performance conditions was considered probable as of this date.

During the three months ended March 31, 2015, the Company granted 960,200 RSUs with a weighted average grant date fair value of $34.23 to personnel who provide services to SunEdison. The amount of stock-based compensation expense related to these RSUs was $0.2 million for the three months ended March 31, 2015 and is recognized as a dividend to SunEdison on the unaudited consolidated balance sheets.

During the three months ended March 31, 2015, SunEdison granted 107,200 RSUs to personnel who provide services to the Company. The amount of stock-based compensation expense related to these RSUs was inconsequential for the three months ended March 31, 2015 and is reflected in the unaudited consolidated statement of operations as part of general and administrative costs and has been treated as an equity contribution from SunEdison.

Options

The following table presents information regarding outstanding options as of March 31, 2015, and changes during the three months ended March 31, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2015	150,000	$29.31
Granted	—	—
Balance at March 31, 2015	150,000	$29.31	$1,080
Options exercisable at March 31, 2015	18,750	$29.31	$135

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Aggregate intrinsic value represents the value of the Company's closing stock price of $36.51 on the last trading date of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The amount of stock compensation expense related to options was $0.2 million during the three months ended March 31, 2015. As of March 31, 2015, $1.0 million of total unrecognized compensation cost related to options is expected to be recognized ratably over a period of approximately four years.

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

Weighted Average Number of Shares

Weighted average number of shares (in thousands):	Three Months Ended March 31, 2015
Class A common stock - Basic and diluted	49,694

Class A Common Stock

Basic and diluted earnings (loss) per share for the three months ended March 31, 2015 was calculated as follows:

	Three Months Ended March 31, 2015
(In thousands, except per share amounts)	Basic	Diluted (1)
EPS Numerator:
Net loss attributable to Class A Common stock shareholders	$(28,116)	$(28,116)
EPS Denominator:
Weighted-average shares outstanding	49,694	49,694
Loss per share	$(0.57)	$(0.57)
———
(1) The computations for diluted earnings (loss) per share for the three months ended March 31, 2015 excludes approximately 62,726,654 shares of Class B common stock, 5,840,000 shares of Class B1 common stock, 2,445,464 of unvested RSAs, 1,930,143 RSUs and 150,000 options to purchase the Company's shares because the effect would have been anti-dilutive.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. NON-CONTROLLING INTERESTS

Non-controlling Interest

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited consolidated balance sheets as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Non-controlling interests in Terra LLC (1):
SunEdison	$788,568	$722,342
Riverstone	73,418	65,376
Total non-controlling interests in Terra LLC	861,986	787,718
Total non-controlling interests in renewable energy facilities	290,628	256,811
Total non-controlling interests	$1,152,614	$1,044,529
———
(1) Reflects an equity reallocation of $94.0 million due to a quarterly adjustment of capital balances to reflect respective ownership percentages as of the balance sheet date.

Non-controlling interest buyout

On March 31, 2015, the Company completed the buyout of a significant portion, approximately 92% of one of the partners’ tax equity ownership interest in our Kaheawa Wind Power facility. The value associated with the buyout was deemed to be the fair value of the non-controlling interest as of acquisition date. The cash paid for this buyout was $54.7 million.

Redeemable non-controlling interests

Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders' equity in the unaudited consolidated balance sheets. The redeemable non-controlling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method for the VIE funds or allocation of share of income or losses in other subsidiaries subsequent to initial recognition, however, the non-controlling interests balance cannot be less than the estimated redemption value. The following table presents the activity of the redeemable non-controlling interest balance reported on the unaudited consolidated balance sheets as of as of March 31, 2015 and December 31, 2014:

	Redeemable Non-controlling Interests
	Capital	Accumulated Deficit	Total
Balance at January 1, 2015	$24,338	$—	$24,338
Consolidation of redeemable non-controlling interests in acquired projects	1,348	—	1,348
Sale of membership interests in projects	403	—	403
Distributions	(716)	—	(716)
Net loss	—	(169)	(169)
Balance at March 31, 2015	$25,373	$(169)	$25,204

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of March 31, 2015, the Company had outstanding letters of credit in the amount of $162.7 million.

Guarantee Agreements

The Company and its subsidiaries have provided guarantees to certain of its institutional tax equity investors in connection with its tax equity financing transactions. These guarantees do not guarantee the returns targeted by the tax equity investors, but rather support any potential indemnity payments payable under the tax equity agreements. The Company and its subsidiaries may also provide guarantees in connection with acquisitions of third party assets or to support contractual obligations.

Membership Interest Purchase and Sale Agreement

The Company entered into two Membership Interest Purchase and Sale Agreements ("MIPSA") with affiliates of SunEdison to purchase two wind facilities. See Note 17. Related Parties for additional discussion of these MIPSAs.

Third Party Acquisitions

The Company has committed to third party acquisitions as follow:

Moose Power Acquisition

On March 31, 2015, the Company entered into a sale and purchase agreement to acquire 13 solar rooftop and one ground mount facilities from Moose Power Inc. (the ‘‘Moose Power Acquisition’’). The facilities are located in Ontario, Canada and have a total nameplate capacity of 5.6 MW. The facilities are contracted under long-term PPAs with investment grade utilities with an average credit rating of Aa2, and the PPAs have a weighted average remaining life of approximately 19 years. The Company has completed the acquisition of three of the facilities, representing total nameplate capacity of 1.8 MW. The Company expects to complete the acquisition of seven of the projects by the end of the second quarter of 2015 and the final four projects in the fourth quarter of 2015, representing total nameplate capacity of 2.0 MW and 1.8 MW, respectively.

Invenergy Acquisition

On March 31, 2015, the Company entered into a sale and purchase agreement to acquire two utility scale, ground mounted solar facilities from Invenergy Solar LLC (the ‘‘Invenergy Acquisition’’ and, together with the Moose Power Acquisition, the "Canadian Acquisitions"). The facilities are located in Ontario, Canada and have a total nameplate capacity of 25.0 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2, and the PPAs have a weighted average remaining life of 18 years. The transaction is expected to close in the second quarter of 2015, subject to regulatory approvals and customary closing conditions.

The Company anticipates that the aggregate consideration payable for the Canadian Acquisitions will be approximately CAD 164.1 million ($129.8 million USD equivalent), including CAD 69.7 million (55.1 million USD equivalent) of project level debt repayment.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Daniel Gerber v. Wiltshire Council

On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build the Company’s 11.2 MW Norrington renewable energy facility in Wiltshire, England. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel have advised us that the quashing of this planning permission deviates significantly from established case law. The Company filed its appeal of this ruling on March 25, 2015 and plans to assert a vigorous defense. At this time, the Company does not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of March 31, 2015, no such accrual has been recorded in the unaudited consolidated financial statements. The renewable energy facility was constructed by SunEdison pursuant to an engineering, procurement and construction agreement, under which SunEdison assumed development and construction risk. If the ultimate outcome of this case were unfavorable and no replacement permit could be obtained, the Company would therefore be able recover its investment in this project from SunEdison.

17. RELATED PARTIES

Management Services Agreement

General and administrative affiliate costs represent costs incurred by SunEdison for services provided to the Company pursuant to the Management Services Agreement. Pursuant to the Management Services Agreement, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company and its subsidiaries. As consideration for the services provided, the Company will pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. General and administrative affiliate costs were $6.0 and $1.6 million during the three months ended March 31, 2015 and 2014, respectively.

Cash consideration paid to SunEdison for these services for the three months ended March 31, 2015 totaled $0.7 million. Total actual costs for these services during the three months ended March 31, 2015 of $6.9 million is reflected in the unaudited consolidated statement of operations as general and administrative - affiliate costs and amounts in excess of cash consideration paid have been treated as an equity contribution from SunEdison.

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison will pay all of the scheduled interest on the Term Loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). Interest expense incurred under the term loan is reflected in the unaudited consolidated statement of operations and the reimbursement for such costs is treated as an equity contribution in additional paid-in capital from SunEdison. During the three months ended March 31, 2015, the Company received $4.0 million equity contribution from SunEdison pursuant to the Interest Payment Agreement. There were no amounts outstanding as of March 31, 2015.

On January 28, 2015, Terra LLC and Terra Operating entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison and SunEdison Holdings Corporation. The Amended Interest Payment Agreement amends and restates the Interest Payment Agreement, all in accordance with the terms of the Intercompany Agreement. Under the Amended Interest Payment Agreement, SunEdison agreed to provide support with respect

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the interest payment obligations of Terra Operating LLC with respect to its $800.0 million aggregate principal amount of 5.875% Senior Notes due 2023 under the Indenture, dated January 28, 2015.

Incentive Revenue

Certain solar renewable energy certificates ("SRECs") are sold to SunEdison under contractual arrangements at fixed prices. Revenue from the sale of SRECs to affiliates was $0.2 million and $0.1 million during the three months ended March 31, 2015 and 2014, respectively, and are reported as operating revenues, net in the unaudited consolidated statements of operations.

Operations and Maintenance

Operations and maintenance services are provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $3.6 million and $0.4 for the three months ended March 31, 2015 and 2014, respectively, and are reported as cost of operations - affiliates in the unaudited consolidated statements of operations.

SunEdison and Affiliates

Certain of the Company's expenses and capital expenditures related to construction in process are paid by affiliates of SunEdison and are reimbursed by the Company to the same, or other affiliates of SunEdison. Additionally, all amounts incurred by the Company and not paid as of the balance sheet date for Call Right Projects acquired from SunEdison are reported as due to SunEdison and affiliates.

As of March 31, 2015, SunEdison and affiliates owed the Company $18.2 million, which is reported as due from SunEdison and affiliates, net in the unaudited consolidated balance sheets. As of December 31, 2014, the Company owed SunEdison and affiliates $153.1 million, which is reported as due to SunEdison and affiliates, net in the unaudited consolidated balance sheets.

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

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	thereafter, 50.0% to all holders of Class A units, Class B1 units and, subject to the Distribution Forbearance Provisions, Class B units, pro rata, and 50.0% to the holders of the IDRs.

There were no IDR payments made by the Company during the three months ended March 31, 2015.

Membership Interest Purchase and Sale Agreement

On March 30, 2015, the Company entered into two MIPSAs in which the Company has committed to purchase two wind facilities from affiliates of SunEdison upon the facilities achieving commercial operations. The facilities are located in Maine and Texas with nameplate capacities of 147.6 MW and 200.0 MW, respectively. The total fixed purchase price is $378.2 million subject to certain adjustments. The facilities are currently under construction with commercial operations expected to be achieved in the fourth quarter of 2015.

Support Agreement

The Company entered into a project support agreement with SunEdison (the "Support Agreement"), which provides us the option to purchase additional solar projects from SunEdison in 2015 and 2016. The Support Agreement also provides us a right of first offer with respect to certain other projects.

On January 9, 2015, the Company paid $18 million to SunEdison as a deposit for the future acquisition of a 69 MW Call Right Project under the Support Agreement. This solar facility is located in Chile and is expected to achieve commercial operations and to be acquired by the Company in the fourth quarter of 2015. This deposit has been recored as due from SunEdison and affiliates in the unaudited consolidated balance sheet.

Subsequent Event

On April 27, 2015, the Company paid $10 million to SunEdison as a deposit for the future acquisition of a 10 MW Call Right Project under the Support Agreement. This solar facility is located in England and achieved commercial operations during the first quarter of 2015. The Company expects to acquire this facility in the second quarter of 2015.

18. SEGMENT REPORTING

The Company has two reportable segments, Solar and Wind, that include our entire portfolio of renewable energy facility assets, determined based on the “management” approach. Prior to the acquisition of First Wind, the Company had one reportable segment, Solar. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate indebtedness and stock-based compensation. All net operating revenues for the three months ended March 31, 2015 were earned by our reportable segments from external customers in the United States and its unincorporated territories, Canada, the United Kingdom and Chile. All net operating revenues for the three months ended March 31, 2014 were earned from external customers in the United States and its unincorporated territories and Chile.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended				Three Months Ended
	March 31, 2015				March 31, 2014
(In thousands)	Solar	Wind (1)	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$48,370	$22,145	$—	$70,515	$11,880	$—	$—	$11,880
Depreciation, accretion and amortization	25,755	6,136	—	31,891	3,241	—	—	3,241
Other operating costs and expenses	15,007	13,013	22,567	50,587	910	—	1,590	2,500
Interest expense, net	16,338	757	19,760	36,855	6,555	—	527	7,082
Other non-operating expenses	426	8,435	26,026	34,887	595	—	—	595
Income tax benefit (2)	—	—	(45)	(45)	—	—	(457)	(457)
Net loss	$(9,156)	$(6,196)	$(68,308)	$(83,660)	$579	$—	$(1,660)	$(1,081)
Balance Sheet
Total assets (3)	$3,198,075	$995,889	$171,654	$4,365,618	$3,072,250	$—	$514,170	$3,586,420
———
(1) Represents the operating results of our wind facilities from January 29, 2015, the date of the acquisition of the First Wind operating portfolio, to March 31, 2015.
(2) Income tax benefit is not allocated to the Company's Solar and Wind segments.
(3) Represents total assets as of March 31, 2015 and December 31, 2014. Corporate assets include cash and cash equivalents; other current assets; corporate-level debt and related deferred financing costs, net and other assets.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translations and gains (losses) on hedging instruments. There was no comprehensive income (loss) for the three months ended March 31, 2015.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss attributable to TerraForm Power, Inc. Class A Stockholders, December 31, 2014	$(1,149)	$(488)	$(1,637)
Net unrealized losses arising during the period	(3,275)	(2,248)	(5,523)
Reclassification of net losses to net income:
Interest expense, net	—	2,857	2,857
Other comprehensive (loss) income	$(3,275)	$609	$(2,666)
Accumulated other comprehensive (loss) income	(4,424)	121	(4,303)
Other comprehensive (loss) income attributable to non-controlling interests	(1,862)	168	(1,694)
Accumulated other comprehensive loss attributable to TerraForm Power, Inc. Class A Stockholders, March 31, 2015	$(2,562)	$(47)	$(2,609)

The following table presents each component of other comprehensive loss and the related tax effects for the three months ended March 31, 2015:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized losses arising during the period	$(3,275)	$—	$(3,275)
Hedging activities:
Net unrealized losses arising during the period	(2,248)	—	(2,248)
Reclassification of net losses into earnings	2,857	—	2,857
Net change	609	—	609
Other comprehensive loss	$(2,666)	$—	$(2,666)
Less: other comprehensive loss attributable to non-controlling interests, net of tax			(1,694)
Other comprehensive loss attributable to TerraForm Power, Inc. Class A stockholders			$(972)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited consolidated financial statements for the three months ended March 31, 2015 and other disclosures (including the disclosures under "Part II. Item 1A. Risk Factors") included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as of the result of new information, future events or otherwise, except as otherwise required by law.

Overview

We are a dividend growth-oriented company formed to own and operate contracted renewable energy assets acquired from SunEdison and unaffiliated third parties. Our business objective is to acquire, operate and own renewable energy generation assets serving utility, commercial and residential customers that generate high-quality contracted cash flows. We believe we are well-positioned for substantial growth due to the high-quality, diversification and scale of our portfolio, the long-term power purchase agreements (PPAs) we have with creditworthy counterparties and SunEdison's project origination and asset management capabilities.

Recent Developments (through May 1, 2015)

Financing Transactions

Follow-on Public Offering

On January 22, 2015, the Company sold 13,800,000 shares of its Class A common stock to the public in a registered offering, including 1,800,000 shares sold pursuant to the underwriters' overallotment option. The Company received net proceeds of $390.6 million, $50.9 million of which was used to repurchase Class B common stock and Class B units from SunEdison and the remainder was used to acquire 13,800,000 Class A units of Terra LLC. Terra LLC used the proceeds from the sale of its Class A units to pay, among other things, for part of the purchase price of the First Wind acquisition and to repay remaining amounts outstanding under the Term Loan.

Senior Notes

On January 28, 2015, the Company through our indirect subsidiary, Terra Operating LLC, the Company issued $800.0 million of 5.875% senior notes due 2023 at a price of 99.214% or the "Senior Notes." Terra Operating LLC used the net proceeds from the offering to fund a portion of the price of the First Wind acquisition. The Senior Notes are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2015. As of March 31, 2015, the outstanding balance under the senior notes was $800.0 million.

Term Loan and Revolving Credit Facility

On January 28, 2015, the Company repaid the Term Loan in full and replaced its existing revolver with a new $550.0 million revolving credit facility (the "Revolver"). The Revolver consists of a revolving credit facility in an amount of at least $550.0 million (available for revolving loans and letters of credit) and permits Terra Operating LLC to increase commitments to up to $725.0 million in the aggregate, subject to customary closing conditions. The Revolver matures on January 27, 2020. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) and Terra LLC are or will become guarantors under the Revolver.

Bridge Facility

On March 31, 2015, the Company entered into an agreement with Morgan Stanley Senior Funding, Inc. which provides the Company with up to $515.0 million of senior unsecured bridge facility (the "Bridge Facility"). The Bridge Facility may be used by the Company, subject to certain conditions, to fund the acquisitions, to repay certain indebtedness of acquisition facilities and to pay related fees and expenses. On April 20, 2015, the Bridge Facility was amended to add Citigroup Global Markets Inc., Barclays Capital Inc. and J.P. Morgan Securities LLC as participants to the Bridge Facility in addition to Morgan Stanley Senior Funding, Inc.

Revolver Increase

On May 1, 2015, the Company exercised its option to increase its borrowing capacity under the Revolver by $100.0 million. As a result of this transaction, the Company now has a total borrowing capacity of $650.0 million under the Revolver.

Third Party Acquisitions

Acquisition of First Wind

On January 29, 2015, the Company through Terra LLC, acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) 521.1 MW of operating power assets, including 500.0 MW of wind power assets and 21.1 MW of solar power assets (the “First Wind acquisition”). The operating power assets we acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts. The purchase price for this acquisition was $810.4 million, net of cash acquired.

Acquisition of Atlantic Power wind power plants

On March 31, 2015, the Company signed a definitive agreement to acquire 521.0 MW of operating wind power assets located in Idaho and Oklahoma from Atlantic Power, for total cash consideration of $350.0 million. The assets are contracted under long term PPAs with investment grade utilities with a weighted-average credit rating of A3 and a weighted-average remaining life of 18 years. The Company is pursuing funding for the acquisition through a drop down warehouse facility in partnership with third party equity investors and SunEdison.  The assets would initially be acquired by the warehouse and the Company would be offered call rights to acquire the assets in the future.

Acquisition from Moose Power

On May 1, 2015, the Company acquired three operating solar generation facilities from Moose Power Inc. These facilities are located in Ontario, Canada and have a combined nameplate capacity of 1.8 MW.

Call Right Acquisitions

Acquisition of U.K. Call Right Projects

During March 2015, the Company acquired 11 solar energy facilities including an extension to our Crundale facility. The facilities are located in England and Wales and have a combined nameplate capacity of 152.1 MW. The Company paid $81.9 million in cash and assumed $174.3 million of short-term financing to acquire these renewable energy facilities from subsidiaries of SunEdison in a series of transactions. The extension was acquired by the Company exercising its option to acquire a 5.9 MW solar expansion under the terms of the amended engineering, procurement and construction contract. The remaining acquired facilities were Call Right Projects pursuant to the Support Agreement with SunEdison.

On April 29, 2015, the Company acquired two additional solar energy facilities with a combined nameplate capacity of 23.5 MW which are located in England. The Company paid $9.8 million in cash and assumed $31.2 million of construction debt to acquire these renewable energy facilities from subsidiaries of SunEdison. The acquired facilities were Call Right Projects pursuant to the Support Agreement with SunEdison.

Additions to DG 2014 Portfolio I and DG 2015 Portfolio 2

During the three months ended March 31, 2015, the Company acquired additional renewable energy facilities within the DG 2014 Portfolio 1 and the DG 2015 Portfolio 2, totaling 6.2 MW and 8.8 MW, respectively. As of March 31, 2015, the Company had paid the initial amounts due of $18.0 million to acquire these renewable energy facilities from subsidiaries of SunEdison in a series of transactions and assumed $1.9 million of revolving debt. The Company estimates that the final amounts due for these acquisitions will be $8.7 million, which are scheduled to be paid during the second quarter of 2015. The acquired facilities were Call Right Projects pursuant to the Support Agreement with SunEdison.

On April 28, 2015, the Company acquired a solar energy facility within the DG 2015 Portfolio 2 with a nameplate capacity of 3.2 MW. The Company paid the initial amount due of $2.3 million to acquire this facility from subsidiaries of SunEdison. The Company estimates that the final amount due for this acquisition will be $3.9 million, which is scheduled to be paid during the second quarter of 2015.The acquired facility was a Call Right Project pursuant to the Support Agreement with SunEdison.

Growth of Our Portfolio

The following table provides an overview of the growth of our portfolio from December 31, 2014 through March 31, 2015 and May 1, 2015:

			Weighted Average Remaining Duration of PPA (Years)
	Nameplate Capacity (MW) (1)	Number of Sites
Description
Portfolio as of December 31, 2014 (5)	986.2	396	19
First Quarter 2015 Activity:
Acquisition of First Wind facilities	521.1	16	10
Acquisition of U.K. Call Rights	152.0	10	15
Additions to DG 2014 Portfolio 1	6.2	5	16
Additions to DG 2015 Portfolio 2	8.8	3	20
Changes to existing facilities (2)	0.2	N/A	N/A
Total Portfolio as of March 31, 2015 (3)	1,674.5	430	16
Second Quarter 2015 Activity (4):
Additions of U.K. Call Rights	23.5	2	15
Additions to DG 2015 Portfolio 2	3.2	1	20
Acquisition of Moose Power facilities	1.7	3	19
Total Portfolio as of May 1, 2015 (5)	1,703.0	436	16

——————
(1) Nameplate capacity for renewable energy facilities represents the maximum generating capacity at standard test conditions of a facility (in direct current, "dc") multiplied by our percentage ownership of that facility (disregarding any equity interests held by any non-controlling member or lessor under any sale-leaseback financing or any non-controlling interests in a partnership). Nameplate capacity for wind facilities represents the manufacturer’s maximum nameplate generating capacity of each turbine (in alternating current, "ac") multiplied by the number of turbines at a facility multiplied by our anticipated percentage ownership of that facility (disregarding any equity interests held by any tax equity investor or lessor under any sale-leaseback financing or any non-controlling interests in a partnership). Generating capacity may vary based on a variety of factors discussed elsewhere in this report.
(2) Represents modifications to the nameplate capacity upon facilities reaching commercial operation.
(3) Includes 10.0 MW of renewable energy facilities that are under construction as of March 31, 2015.
(4) Represents activity from April 1, 2015 to May 1, 2015.
(5) Includes 38.9 MW and 27.4 MW of renewable energy facilities that were under construction as of May 1, 2015 and December 31, 2014, respectively.

Our Portfolio

Our portfolio consists of renewable energy facilities located in the United States and its unincorporated territories, Canada, the United Kingdom and Chile with total nameplate capacity of 1,703.0 MW as of May 1, 2015. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. Our PPAs have a weighted average (based on MW) remaining life of 16 years. We intend to further expand and diversify our current portfolio by acquiring utility-scale, distributed and residential assets located in the United States, Canada, the United Kingdom, Chile and certain other jurisdictions, each of which we expect will also have a long-term PPA with a creditworthy counterparty. Growth in our portfolio will be driven by our relationship with SunEdison, including access to its project pipeline, and by our access to unaffiliated third party developers and owners of renewable energy assets in our core markets.

The following table lists the renewable energy facilities that comprise our portfolio as of May 1, 2015:

Facility Type / Location	Nameplate Capacity (MW) (1)	Number of Sites	Weighted Average Remaining Duration of PPA (Years) (2)
Distributed Generation:
Solar:
U.S.	298.7	379	18
Canada	5.5	10	18
Total Distributed Generation	304.2	389	18

Utility-scale:
Solar:
U.S.	425.8	10	22
Canada	33.9	2	20
U.K.	337.4	23	14
Chile	101.6	1	19
Wind:
U.S.	500.0	12	10
Total Utility-scale	1,398.8	48	15

Total Renewable Energy Facilities	1,703.0	437	16
———
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
(2) Calculated as of May 1, 2015.

Call Right Projects

As of May 1, 2015, we have the option to acquire 3.6 GW of Call Right Projects. We entered into the Support Agreement with SunEdison in connection with our IPO, which requires SunEdison to offer us additional qualifying projects from its development pipeline by the end of 2016 that are projected to generate an aggregate of at least $175.0 million of cash available for distribution, during the first 12 months following the qualifying project’s respective COD. As of May 1, 2015, the Call Right Projects that are specifically identified pursuant to the Support Agreement have a total nameplate capacity of 1.7 GW. In addition, in connection with the First Wind acquisition, we entered into an Intercompany Agreement with SunEdison, pursuant to which we have been granted additional call rights with respect to certain projects in the First Wind pipeline, which are expected to represent an additional 1.8 GW of wind and renewable energy assets. These additional Call Right Projects pursuant to the Intercompany Agreement do not count towards SunEdison's $175.0 million CAFD commitment.

The following table summarizes the Call Right Projects that are identified pursuant to the Support Agreement and the Intercompany Agreement as of May 1, 2015:

Facility Type / Location	Nameplate Capacity (MW) (1)	Number of Sites
Distributed Generation:
Solar:
U.S.	280.1	214
Canada	12.0	25
Total Distributed Generation	292.1	239

Utility-scale:
Solar:
U.S.	1,868.8	30
Canada	3.0	18
U.K.	58.8	4
Chile	135.7	2
Wind:
U.S.	1,204.0	8
Total Utility-scale	3,270.4	62

Total Renewable Energy Facilities	3,562.4	301
———
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

Key Metrics

Operating Metrics

Nameplate Megawatt Capacity

We measure the electricity-generating production capacity of our renewable energy assets in nameplate megawatt capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Nameplate capacity is the rated capacity of all of the renewable energy assets we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure nameplate capacity for solar power generation facilities in MW(dc) and for wind energy projects in MW(ac). The size of our renewable energy assets varies significantly among the assets comprising our portfolio. We believe the aggregate nameplate megawatt capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate megawatt capacity are indicative of the growth rate of our business.

Megawatt Hours Sold

Megawatt hours sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track megawatt hours sold as an indicator of our ability to recognize revenue from the generation of electricity at our renewable energy facilities.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net (loss) income	$(83,660)	$(1,081)
Interest expense, net (a)	36,855	7,082
Income tax benefit	(45)	(457)
Depreciation, accretion and amortization (b)	31,555	3,241
General and administrative - affiliate (c)	6,027	1,590
Stock-based compensation	5,144	—
Acquisition and related costs, including affiliate (d)	14,158	—
Other non-operating general and administrative expenses related to financing transactions (e)	823	—
Unrealized loss on derivatives (f)	4,302	—
Loss on extinguishment of debt, net (g)	20,038	—
Non-recurring facility-level non-controlling interest member transaction fees (h)	2,753	—
Loss on foreign currency exchange, net (i)	14,369	595
Adjusted EBITDA	$52,319	$10,970
—————

(a)
In connection with the amended Interest Payment Agreement between SunEdison and the Company, SunEdison will pay a portion of each scheduled interest payment on the Senior Notes, beginning with the first scheduled interest payment on August 1, 2015 and continuing through the scheduled interest payment on August 1, 2017, up to a maximum aggregate amount of $48.0 million, taking into account amounts paid under the original Interest Payment Agreement since the completion of our IPO. During the three months ended March 31, 2015, the Company received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement.

(b)
Includes $336 of net amortization of intangible assets related to above market rate and below market rate energy revenue contracts included within operating revenues for the three months ended March 31, 2015.

(c)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on July 23, 2014, we entered into the Management Services Agreement with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. Cash payments to SunEdison for these services during the three months ended March 31, 2015 totaled $0.7 million. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017. The amount of general and administrative expenses in excess of the fees paid to SunEdison in each year will be treated as an addback in the reconciliation of net income (loss) to Adjusted EBITDA.

(d)
Represents transaction related costs, including affiliate acquisition costs, associated with the acquisitions completed during the three months ended March 31, 2015. There were no such costs during the same period in the prior years.

(e)	Represents non-operating fees and expenses related to our debt and equity financing transactions.

(f)	Represents the change in the fair value of commodity contracts not designated as hedges.

(g)
We recognized a net loss on extinguishment of debt of $20.0 million for the three months ended March 31, 2015 due primarily to the early termination of the Term Loan and its related interest rate swap, the exchange of the previous revolver to the Revolver and prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date. There was no such loss during the same period in the prior year.

(h)	Represents non-recurring plant-level professional fees attributable to tax equity transactions entered into during the three months ended March 31, 2015.

(i)
We incurred a net loss on foreign currency exchange of $14.4 million and $595 for the three months ended March 31, 2015 and 2014, respectively. The loss during the three months ended March 31, 2015 was primarily driven by unrealized losses on the remeasurement of intercompany loans which are denominated in British pounds.

Cash Available for Distribution

We believe cash available for distribution is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance. In addition, cash available for distribution is used by our management team for internal planning purposes.

We define “cash available for distribution” or “CAFD” as net cash provided by operating activities of Terra LLC as adjusted for certain other cash flow items that we associate with our operations. It is a non-GAAP measure of our ability to generate cash to service our dividends. As used in this report, cash available for distribution represents net cash provided by (used in) operating activities of Terra LLC (i) plus or minus changes in assets and liabilities as reflected on our statements of cash flows, (ii) minus deposits into (or plus withdrawals from) restricted cash accounts required by project financing arrangements to the extent they decrease (or increase) cash provided by operating activities, (iii) minus cash distributions paid to non-controlling interests in our projects, if any, (iv) minus scheduled project-level and other debt service payments and repayments in accordance with the related borrowing arrangements, to the extent they are paid from operating cash flows during a period, (v) minus non-expansionary capital expenditures, if any, to the extent they are paid from operating cash flows during a period, (vi) plus cash contributions from SunEdison pursuant to the Interest Payment Agreement, (vii) plus operating costs and expenses paid by SunEdison pursuant to the Management Services Agreement to the extent such costs or expenses exceed the fee payable by us pursuant to such agreement but otherwise reduce our net cash provided by operating activities and (viii) plus or minus operating items as necessary to present the cash flows we deem representative of our core business operations, with the approval of the audit committee. Our intention is to cause Terra LLC to distribute a portion of the cash available for distribution generated by our project portfolio to its members each quarter, after appropriate reserves for our working capital needs and the prudent conduct of our business.

The following table presents a reconciliation of cash flows from operating activities to CAFD for the periods presented:

	Three Months Ended March 31,
(In thousands)	2015	2014
Adjustments to reconcile net cash used in operating activities to cash available for distribution:
Net cash used in operating activities	$(10,609)	$(20,611)
Changes in assets and liabilities	10,544	22,945
Deposits into/withdrawals from restricted cash accounts	2,685	568
Cash distributions to non-controlling interests	(9,349)	—
Scheduled project-level and other debt service and repayments	(1,246)	(538)
Contributions received pursuant to agreements with SunEdison	6,153	—
Other:
Acquisition and related costs, including affiliates	14,158	—
Change in accrued interest	8,718	7,082
General and administrative - affiliate (a)	6,694	1,590
Non-recurring facility-level non-controlling interest member transaction fees	2,753	—
First Wind economic ownership adjustment (b)	7,211	—
Other	1,488	(384)
Estimated cash available for distribution	$39,200	$10,652

(a)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on July 23, 2014, we entered into the Management Services Agreement with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. Cash payments to SunEdison for these services during the three months ended March 31, 2015 totaled $0.7 million. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017. The amount of general and administrative expenses in excess of the fees paid to SunEdison in each year will be treated as an addback in the reconciliation of net cash used in operating activities to estimated cash available for distribution.

(b)
Per the terms of the First Wind acquisition, TerraForm received economic ownership of the First Wind operating assets effective January 1, 2015. This amount represents the CAFD that accrued to TerraForm Power from January 1, 2015 through January 29, 2015, the day of close of the acquisition

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For periods prior to the IPO, our consolidated results of operations represent the combination of TerraForm Power and Terra LLC, our accounting predecessor. For all periods subsequent to the IPO, the amounts shown in the table below represent the results of Terra LLC, which are consolidated by TerraForm Power through its controlling interest. The operating results of
Terra LLC for the three months ended March 31, 2015 exclude $5.1 million million of stock-based compensation expense, which is reflected in the operating results of TerraForm Power. There was no stock-based compensation expense recorded during the three months ended March 31, 2014. The following table illustrates the unaudited consolidated results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Operating revenues, net	$70,515	$11,880
Operating costs and expenses:
Cost of operations	16,820	460
Cost of operations - affiliate	3,643	352
General and administrative	9,939	98
General and administrative - affiliate	6,027	1,590
Acquisition and related costs	13,722	—
Acquisition and related costs - affiliate	436	—
Depreciation, accretion and amortization	31,891	3,241
Total operating costs and expenses	82,478	5,741
Operating (loss) income	(11,963)	6,139
Other expenses:
Interest expense, net	36,855	7,082
Loss on extinguishment of debt, net	20,038	—
Loss on foreign currency exchange, net	14,369	595
Other, net	480	—
Total other expenses, net	71,742	7,677
Loss before income tax benefit	(83,705)	(1,538)
Income tax benefit	(45)	(457)
Net loss	(83,660)	(1,081)
Less: Predecessor loss prior to initial public offering on July 23, 2014	—	(720)
Less: Net loss attributable to redeemable non-controlling interests	(169)	—
Less: Net loss attributable to non-controlling interests	(55,375)	(361)
Net loss attributable to TerraForm Power, Inc. Class A common stockholders	$(28,116)	$—

Operating Revenues, net

Operating revenues, net for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
Operating Revenues, net (in thousands, other than MW data)	2015	2014	Change
Energy:
Solar	$35,708	$10,174	$25,534
Wind	15,196	—	15,196
Incentives including affiliates:
Solar	12,662	1,706	10,956
Wind	6,949	—	6,949
Total operating revenues, net	$70,515	$11,880	$58,635

MWh Sold	601,821	58,116
Nameplate Megawatt Capacity (MW) (1)	1,674.5	162.6
_________
(1) Operational at end of period.

Energy revenues increased by $40.7 million during the three months ended March 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$2,831	$—	$2,831
Increase in energy revenues from acquisitions of operating renewable energy facilities from third parties	17,355	15,196	32,551
Increase in energy revenues from acquisitions of Call Right Projects from SunEdison	1,451	—	1,451
Amortization of acquired PPA intangible assets	336		336
Existing renewable energy facility energy revenue	3,561	—	3,561
	$25,534	$15,196	$40,730

Incentive revenue increased by $17.9 million during the three months ended March 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from projects achieving commercial operations	$2,887	$—	$2,887
Increase in incentive revenues from acquisitions of operating renewable energy facilities from third parties	7,712	6,949	14,661
Increase in incentive revenues from acquisitions of Call Right Projects from SunEdison	844	—	844
Existing renewable energy facility incentive revenue	(487)	—	(487)
	$10,956	$6,949	$17,905

Costs of Operations

Costs of operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
Cost of operations (in thousands)	2015	2014	Change
Cost of operations:
Solar	$6,972	$460	$6,512
Wind	9,848	—	9,848
Cost of operations - affiliate:
Solar	3,643	352	3,291
Wind	—	—	—
Total cost of operations	$20,463	$812	$19,651

Cost of operations increased $16.4 million during the three months ended March 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to projects achieving commercial operations	$1,505	$—	$1,505
Increase in cost of operations relating to acquisitions of operating renewable energy facilities from third parties	3,572	9,848	13,420
Increase in cost of operations relating to acquisitions of Call Right Projects from SunEdison	686	—	686
Existing renewable energy facility cost of operations	749	—	749
	$6,512	$9,848	$16,360

Cost of operations - affiliate increased $3.3 million during the three months ended March 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to projects achieving commercial operations	$1,126	$—	$1,126
Increase in cost of operations from acquisitions - affiliate of operating renewable energy facilities relating to third parties	1,674	—	1,674
Increase in cost of operations - affiliate relating to acquisitions of Call Right Projects from SunEdison	383	—	383
Existing renewable energy facility cost of operations - affiliate	108	—	108
	$3,291	$—	$3,291

General and Administrative

General and administrative expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
General and administrative (in thousands)	2015	2014	Change
General and administrative:
Project-level	$3,807	$98	$3,709
Corporate	6,132	—	6,132
General and administrative - affiliate:
Corporate	6,027	1,590	4,437
Total general and administrative	$15,966	$1,688	$14,278

General and administrative expense increased by $9.8 million compared to the three months ended March 31, 2014, and general and administrative—affiliate expense increased by $4.4 million compared to the three months ended March 31, 2014 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase due to stock-based compensation expense	$5,144	$—
Increases project-level costs related to owning more renewable energy facilities	3,709	—
Increased corporate costs related to being a public company	988	4,437
Total change	$9,841	$4,437

Pursuant to the Management Services Agreement, we made cash payments to SunEdison of $0.7 million for general and administrative services provided to us for the three months ended March 31, 2015. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017. Total actual costs for these services during the three months ended March 31, 2015 of $6.9 million is reflected in the unaudited consolidated statement of operations and amounts in excess of cash payments have been treated as an equity contribution from SunEdison.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $14.2 million during the three months ended March 31, 2015. These fees primarily consist of bridge commitment fees, investment banker advisory fees and professional fees for legal and accounting services related to the acquisitions completed during the period, including $0.4 million paid by SunEdison pursuant to the Management Services Agreement. There were no acquisition and related costs for the three months ended March 31, 2014.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $28.7 million during the three months ended March 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to projects achieving commercial operations	$5,802	$—	$5,802
Increases in depreciation, accretion and amortization relating to acquisitions of operating renewable energy facilities from third parties	14,816	6,136	20,952
Increases in depreciation, accretion and amortization relating to acquisitions of Call Right Projects from SunEdison	1,424	—	1,424
Increases in depreciation, accretion and amortization relating to existing renewable energy facility revenue	472	—	472
	$22,514	$6,136	$28,650

Interest Expense, Net

Interest expense, net increased by $29.8 million compared to the three months ended March 31, 2014, primarily due to increased indebtedness related to construction financings and financing lease arrangements at the project-level as well as increased borrowings under the Term Loan and the Senior Notes at the corporate-level, which resulted in higher interest expense compared to the same period in 2014. Due to the termination of the Term Loan, the Company reclassified the loss of $2.5 million related to the terminated interest rate swap that was previously deferred in other comprehensive income into earnings as the forecasted transaction is considered probable of not occurring. During the three months ended March 31, 2015, the Company received $4.0 million of equity contributions from SunEdison in connection with SunEdison's payment obligations under the Interest Payment Agreement.

	Three Months Ended March 31,
(in thousands)	2015	2014	Change
Corporate-level	$20,422	$527	$19,895
Project-level:
Solar	16,089	6,555	9,534
Wind	344	—	344
Total interest expense, net	$36,855	$7,082	$29,773

Loss on Extinguishment of Debt, net

We incurred a net loss on the extinguishment of debt of $20.0 million for the three months ended March 31, 2015, primarily due to the termination of the Term Loan and related interest rate swap, the exchange of the previous revolver to the Revolver and prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date. The net loss on extinguishment of project-level indebtedness for the three months ended March 31, 2015 related to the following renewable energy facility portfolios:

Loss on Extinguishment of Debt	Three Months Ended March 31, 2015
Term Loan extinguishment and related fees	$12,320
Revolver	1,306
First Wind	6,412
Total net loss on extinguishment of debt	$20,038

There was no gain or loss on the extinguishment of debt for the three months ended March 31, 2014.

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $14.4 million for the three months ended March 31, 2015, primarily due to an unrealized loss on the remeasurement of intercompany loans which are denominated in British pounds. These amounts were offset by other inconsequential foreign currency fluctuations.

Income Tax Benefit

The income tax benefit was $45 thousand for the three months ended March 31, 2015 compared to an income tax benefit of $0.5 million during the same period in 2014. For the three months ended March 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests was $55.4 million for the three months ended March 31, 2015. This was the result of a $30.4 million loss attributable to SunEdison's and Riverstone's interest in Terra LLC's net loss during the three months ended March 31, 2015 and a $25.0 million loss attributable to project-level non-controlling interests. Net loss attributable to non-controlling interests was $0.4 million for the three months ended March 31, 2014 and was solely attributable to project-level non-controlling interests.

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, service our debt and to fund cash dividends to our investors. We will also use capital in the future to finance expansion capital expenditures and acquisitions. Historically, our Predecessor's operations were financed as part of SunEdison's integrated operations and largely relied on internally generated cash flow as well as corporate and/or project-level borrowings to satisfy capital expenditure requirements. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated electricity sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Equity financing, if any, could result in the dilution of our existing stockholders and make it more difficult for us to maintain our dividend policy.

Liquidity Position

Total liquidity as of March 31, 2015 was approximately $640.6 million, comprised of cash and restricted cash of $240.6 million and availability under the Revolver of $400.0 million. As of December 31, 2014, our total liquidity was approximately $764.6 million, comprised of cash and restricted cash of $549.6 million and availability under the Revolver of $215.0 million. Management believes that our liquidity position and cash flows from operations will be adequate to finance growth, operating and maintenance capital expenditures, and to fund dividends to holders of our Class A common stock and other liquidity commitments. Management continues to regularly monitor our ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management as our long-term growth will require additional capital.

As of May 1, 2015, our liquidity was approximately $654.5 million, comprised of $208.6 million of cash and restricted cash and $445.9 million available under our Revolver.

Sources of Liquidity

Our principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.

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

Debt Service Obligations

The aggregate amounts of payments on long-term debt including financing lease obligations, and excluding amortization of debt discounts, due after March 31, 2015 are as follows:

(In thousands)	Remainder of 2015 (1)	2016 (2)	2017	2018	2019	Thereafter	Total
Maturities of long-term debt as of March 31, 2015	$227,879	$264,521	$37,902	$39,337	$50,104	$1,579,910	$2,199,653
—————
(1) The amount of long-term debt due in 2015 includes CAD 47.8 million (USD $37.8 million) of construction debt for SunE Perpetual Lindsay, which will be repaid by SunEdison in the third quarter of 2015 and an outstanding balance of $150.0 million on our Revolver.
(2) The amount of long-term debt due in 2016 includes GBP 152.5 million (USD $225.6 million) of construction debt for the Fairwinds & Crundale facilities and the U.K. Call Right Projects.

Acquisitions

We expect to continue to acquire additional renewable energy assets from SunEdison and from unaffiliated third parties. Although we have no commitments to make any such acquisitions from SunEdison, we expect to acquire certain of the Call Right Projects and ROFO Projects in the near future.

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

Pursuant to the Amended Interest Payment Agreement, SunEdison has agreed to pay amounts equal to a portion of each scheduled interest payment on the Senior Notes, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts will be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the original Interest Payment Agreement, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the original Interest Payment Agreement) may not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison will also not be obligated to pay any amounts payable under the Senior Notes in connection with an acceleration of the indebtedness thereunder.

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

On December 22, 2014, the Company declared a quarterly dividend for the fourth quarter on the Company's Class A common stock of $0.27 per share, or $1.08 per share on an annualized basis. The fourth-quarter dividend was paid on March 16, 2015 to shareholders of record as of March 2, 2015.

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

There were no IDR payments made by the Company during the three months ended March 31, 2015.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Three Months Ended March 31,
	2015	2014	Change
Net cash used in operating activities	$(10,609)	$(20,611)	$10,002
Net cash used in investing activities	(918,063)	(97,403)	(820,660)
Net cash provided by financing activities	613,542	339,460	274,082

Net Cash Used In Operating Activities

The decrease in net cash used in operating activities is driven by a decrease in cash used in changes in operating assets and liabilities, and the timing of cash payments to SunEdison and affiliates for reimbursement of operating expenses paid by those entities compared to the three months ended March 31, 2014.

Net Cash Used In Investing Activities

The change in net cash used in investing activities includes $82.8 million of cash paid to third parties for the construction of renewable energy facilities, and $810.7 million of cash paid to acquire First Wind. When SunEdison contributes projects, we recast our cash flow statement to present construction costs incurred by SunEdison as if they were our construction costs. SunEdison continues to maintain the construction related liabilities for all contributed renewable energy facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $613.5 million, which consisted of $342.2 million of net proceeds from our equity offering and $793.7 million of proceeds from the issuance of Senior Notes, offset by $573.5 million repayment of our term loan, and dividend payments of $15.1 million. Net cash provided by financing activities for the three months ended March 31, 2014 was $339.5 million, which was primarily attributable to $314.2 million of net proceeds from a bridge credit facility to fund the acquisition of projects from third party developers prior to our IPO.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This standard will become effective for us on January 1, 2018. Early application is permitted but not before January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. We are evaluating the impact of this standard on our consolidated statements of financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. ASU No. 2015-03 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. We are evaluating the impact of this standard on our consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to several market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. The types of market risks we are exposed to are interest rate risk, foreign currency risk and commodity risk. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

As of March 31, 2015, the estimated fair value of our debt was $2,250.0 million and the carrying value of our debt was $2,194.7 million. We estimate that a 100 bps increase or decrease in market interest rates would have increased or decreased the fair value of our long-term debt by $126.8 million.

As of March 31, 2015, our corporate-level debt consisting of the Senior Notes and the Revolver were at fixed and variable rates, respectively. We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate.

As of March 31, 2015, our project-level debt was at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project-level debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps increase or decrease in our variable interest rates pertaining to interest rate swaps would have a $1.1 million or $1.2 million effect, respectively, on our earnings for the three months ended March 31, 2015.

Foreign Currency Risk

During the three months ended March 31, 2014, all of our operating revenues were generated in the United States and Puerto Rico and were denominated in United States dollars. During the three months ended March 31, 2015, we generated operating revenues in the United States, Puerto Rico, Canada, the United Kingdom, and Chile, with all of our revenues being denominated in U.S. dollars, Canadian dollars, and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, British pounds and Canadian dollars.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in British pounds and Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 1% increase or decrease in foreign exchange rates would have a $0.1 million effect on our earnings for the three months ended March 31, 2015.

Commodity Risk

We use long-term cash settled swap agreements to economically hedge commodity price variability inherent in electricity sales arrangements. If we sell electricity generated by our wind facilities to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements in which the Company receives a fixed price based on specified quantities of electricity and pays the counterparty a floating market price based on the same specified quantity of electricity. We estimate that a hypothetical 10% increase or decrease in electricity sales prices would have a $8.5 million effect on our earnings for the three months ended March 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

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

Daniel Gerber v. Wiltshire Council

On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build the Company’s 11.2 MW Norrington renewable energy facility in Wiltshire, England. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel have advised us that the quashing of this planning permission deviates significantly from established case law. The Company filed its appeal of this ruling on March 25, 2015 and plans to assert a vigorous defense. At this time, the Company does not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of March 31, 2015, no such accrual has been recorded in the consolidated financial statements. The renewable energy facility was constructed by SunEdison pursuant to an engineering, procurement and construction agreement, under which SunEdison assumed development and construction risk. If the ultimate outcome of this case were unfavorable and no replacement permit could be obtained, the Company would therefore be able recover its investment in this project from SunEdison.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this quarterly report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. These risks could materially and adversely affect our business, financial condition and results of operations.There have been no material changes in the Company's risk factors from those described in our Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

		By:	/s/ ALEJANDRO HERNANDEZ
Date:	May 7, 2015		Name:	Alejandro ("Alex") Hernandez
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
——————