Form 10-Q
period 2015-06-30
TerraForm Power, Inc.
filed 2015-08-06
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36542
 ______________________________________________________________
TerraForm Power, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of July 31, 2015, there were 79,904,190 shares of Class A common stock outstanding, 60,364,154 shares of Class B common stock outstanding, and no shares of Class B1 common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues, net	$130,046	$22,378	$200,561	$30,770
Operating costs and expenses:
Cost of operations	18,409	1,408	35,229	1,890
Cost of operations - affiliate	4,174	825	7,817	1,217
General and administrative	4,521	358	13,569	456
General and administrative - affiliate	17,857	2,142	24,775	3,732
Acquisition and related costs	6,664	1,235	20,386	1,235
Acquisition and related costs - affiliate	604	—	1,040	—
Formation and offering related fees and expenses	—	2,863	—	2,863
Depreciation, accretion and amortization	38,136	4,953	70,027	8,387
Total operating costs and expenses	90,365	13,784	172,843	19,780
Operating income	39,681	8,594	27,718	10,990
Other expenses:
Interest expense, net	35,961	24,621	72,816	32,148
(Gain) loss on extinguishment of debt, net	(11,386)	1,945	8,652	1,945
(Gain) loss on foreign currency exchange, net	(14,439)	79	(70)	674
Other, net	(803)	—	(323)	—
Total other expenses, net	9,333	26,645	81,075	34,767
Income (loss) before income tax expense (benefit)	30,348	(18,051)	(53,357)	(23,777)
Income tax expense (benefit)	1,214	(5,318)	1,169	(6,875)
Net income (loss)	29,134	(12,733)	(54,526)	(16,902)
Less: Predecessor loss prior to initial public offering on July 23, 2014	—	(13,204)	—	(17,012)
Less: Net income attributable to redeemable non-controlling interests	1,796	—	1,627	—
Less: Net income (loss) attributable to non-controlling interests	9,903	471	(45,472)	110
Net income (loss) attributable to Class A common stockholders	$17,435	$—	$(10,681)	$—

Weighted average number of shares:
Class A common stock - Basic and diluted	57,961		53,874
Earnings (loss) per share:
Class A common stock - Basic and diluted	$0.10		$(0.41)

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$29,134	$(12,733)	$(54,526)	$(16,902)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized gains arising during the period	3,852	573	577	573
Hedging activities:
Net unrealized gains (losses) arising during the period	428	—	(1,820)	—
Reclassification of net realized losses into earnings	350	—	3,207	—
Other comprehensive income, net of tax	4,630	573	1,964	573
Total comprehensive income (loss)	33,764	(12,160)	(52,562)	(16,329)
Less: Predecessor comprehensive loss prior to initial public offering on July 23, 2014	—	(12,631)	—	(16,439)
Less comprehensive income (loss) attributable to non-controlling interests:
Net income (loss) attributable to non-controlling interests	9,903	471	(45,472)	110
Foreign currency translation adjustments	2,177	—	315	—
Hedging activities	630	—	798	—
Comprehensive income (loss) attributable to non-controlling interests	12,710	471	(44,359)	110
Comprehensive income (loss) attributable to Class A stockholders	$21,054	$—	$(8,203)	$—

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$390,632	$468,554
Restricted cash, including consolidated variable interest entities of $25,943 and $39,898 in 2015 and 2014, respectively	74,416	70,545
Accounts receivable, including consolidated variable interest entities of $36,228 and $16,921 in 2015 and 2014, respectively	96,938	32,036
Prepaid expenses and other current assets	31,061	22,637
Total current assets	593,047	593,772

Property and equipment, net, including consolidated variable interest entities of $1,660,249 and $1,466,223 in 2015 and 2014, respectively	3,928,714	2,637,139
Intangible assets, net, including consolidated variable interest entities of $233,326 and $259,004 in 2015 and 2014, respectively	515,688	361,673
Deferred financing costs, net	52,985	42,741
Deferred income taxes	7	4,606
Other assets	82,728	29,419
Total assets	$5,173,169	$3,669,350

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(CONTINUED)
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2015	December 31, 2014
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated variable interest entities of $89,331 and $20,907 in 2015 and 2014, respectively	$322,115	$97,412
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $17,956 and $27,284 in 2015 and 2014, respectively	99,832	83,437
Deferred revenue, including consolidated variable interest entities of $17,441 and $12,941 in 2015 and 2014, respectively	13,014	24,264
Due to SunEdison and affiliates, net	28,062	186,435
Total current liabilities	463,023	391,548
Other liabilities:
Long-term debt and financing lease obligations, less current portion, including consolidated variable interest entities of $615,658 and $620,853 in 2015 and 2014, respectively	1,944,795	1,599,277
Deferred revenue, including consolidated variable interest entities of $63,231 and $51,943 in 2015 and 2014, respectively	76,814	52,214
Deferred income taxes	7,108	7,877
Asset retirement obligations, including consolidated variable interest entities of $46,621 and $32,181 in 2015 and 2014, respectively	145,877	78,175
Other long-term liabilities	5,098	—
Total liabilities	2,642,715	2,129,091

Redeemable non-controlling interests	38,228	24,338
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued and outstanding in 2015 and 2014	—	—
Class A common stock, $0.01 par value per share, 850,000 shares authorized, 79,904 and 42,218 issued and outstanding in 2015 and 2014, respectively.	773	387
Class B common stock, $0.01 par value per share, 140,000 shares authorized, 60,364 and 64,526 issued and outstanding in 2015 and 2014, respectively.	604	645
Class B1 common stock, $0.01 par value per share, 260,000 shares authorized, zero and 5,840 issued and outstanding in 2015 and 2014, respectively.	—	58
Additional paid-in capital	1,274,450	497,556
Accumulated deficit	(36,298)	(25,617)
Accumulated other comprehensive loss	(786)	(1,637)
Total TerraForm Power, Inc. stockholders' equity	1,238,743	471,392
Non-controlling interests	1,253,483	1,044,529
Total non-controlling interests and stockholders' equity	2,492,226	1,515,921
Total liabilities, non-controlling interests and stockholders' equity	$5,173,169	$3,669,350

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Controlling Interest												Non-controlling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class B1 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss			Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total	Capital			Total
Balance at January 1, 2015	—	$—	42,218	$387	64,526	$645	5,840	$58	$497,556	$(25,617)	$(1,637)	$471,392	$1,092,809	$(44,451)	$(3,829)	$1,044,529	$1,515,921
Issuance of Class A common stock related to the public offering, net of issuance costs	—	—	31,912	318	(4,162)	(41)	—	—	921,333	—	—	921,610	—	—	—	—	921,610
Riverstone exchange	—	—	5,840	58	—	—	(5,840)	(58)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	(66)	10	—	—	—	—	7,464	—	—	7,474	—	—	—	—	7,474
Net loss¹	—	—	—	—	—	—	—	—	—	(10,681)	—	(10,681)	—	(45,472)	—	(45,472)	(56,153)
Dividends	—	—	—	—	—	—	—	—	(33,910)	—	—	(33,910)	—	—	—	—	(33,910)
Consolidation of non-controlling interests in acquired projects	—	—	—	—	—	—	—	—	—	—	—	—	104,546	—	—	104,546	104,546
Repurchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(54,694)	—	—	(54,694)	(54,694)
Contributions from SunEdison	—	—	—	—	—	—	—	—	45,053	—	—	45,053	54,331	—	—	54,331	99,384
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	851	851	—	—	1,113	1,113	1,964
Sale of membership interests in projects	—	—	—	—	—	—	—	—	—	—	—	—	33,237	—	—	33,237	33,237
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(47,153)	—	—	(47,153)	(47,153)
Equity reallocation	—	—	—	—	—	—	—	—	(163,046)	—	—	(163,046)	163,046	—	—	163,046	—
Balance at June 30, 2015	—	$—	79,904	$773	60,364	$604	—	$—	$1,274,450	$(36,298)	$(786)	$1,238,743	$1,346,122	$(89,923)	$(2,716)	$1,253,483	$2,492,226
———

(1)	Excludes net loss attributable to redeemable non-controlling interests

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(54,526)	$(16,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash incentive revenue	(1,534)	(706)
Non-cash interest expense	931	299
Stock compensation expense	7,474	—
Depreciation, accretion and amortization	70,027	8,387
Amortization of intangible assets	5,023	771
Amortization of deferred financing costs and debt discounts	11,506	13,857
Recognition of deferred revenue	(972)	(125)
Loss on extinguishment of debt, net	8,652	1,945
Unrealized loss on derivatives	1,814	—
Unrealized loss (gain) on foreign currency exchange	355	(1,646)
Deferred taxes	1,112	(6,680)
Changes in assets and liabilities:
Accounts receivable	(54,889)	(14,174)
Prepaid expenses and other current assets	8,911	(9,526)
Accounts payable, accrued interest, and other current liabilities	11,273	14,335
Deferred revenue	14,323	22,349
Due to SunEdison and affiliates, net	(196)	76
Restricted cash from operating activities	520	—
Other, net	5,496	(24)
Net cash provided by operating activities	35,300	12,236
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(351,252)	(524,105)
Other investments	(10,000)	—
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(1,004,773)	(191,130)
Due to SunEdison and affiliates, net	(14,872)	3,313
Change in restricted cash	4,343	9,015
Net cash used in investing activities	$(1,376,554)	$(702,907)

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	$921,610	$—
Change in restricted cash for principal debt service	—	335
Proceeds from Senior Notes due 2023	945,962	—
Repayment of term loan	(573,500)	—
Proceeds from Revolver	235,000	—
Repayment of Revolver	(235,000)	—
Borrowings of project-level long-term debt	276,529	551,610
Principal payments on project-level long-term debt	(133,955)	(42,923)
Due to SunEdison and affiliates, net	(138,113)	—
Contributions from non-controlling interests	44,792	1,930
Distributions to non-controlling interests	(16,885)	—
Repurchase of non-controlling interest	(54,694)	—
Distributions to SunEdison and affiliates	(31,555)	—
Net SunEdison investment	99,251	217,680
Payment of dividends	(33,910)	—
Debt prepayment premium	(6,412)	—
Payment of deferred financing costs	(35,392)	(23,089)
Net cash provided by financing activities	1,263,728	705,543
Net (decrease) increase in cash and cash equivalents	(77,526)	14,872
Effect of exchange rate changes on cash and cash equivalents	(396)	100
Cash and cash equivalents at beginning of period	468,554	1,044
Cash and cash equivalents at end of period	$390,632	$16,016

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $4,752 and $3,392, respectively	$44,530	$8,741
Schedule of non-cash activities:
Additions of asset retirement obligation (ARO) assets and liabilities	$36,176	$3,122
ARO assets and obligations from acquisitions	27,208	10,183
Long-term debt assumed in connection with acquisitions	63,293	109,072

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

1. BASIS OF PRESENTATION

TerraForm Power, Inc. and subsidiaries (the "Company") is a subsidiary of SunEdison, Inc. ("SunEdison"). The accompanying unaudited consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s, or SEC’s, regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2014. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's unaudited consolidated financial position as of June 30, 2015, and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2015 and 2014.

2. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL

When renewable energy facilities are acquired from SunEdison, the Company is required to recast its historical financial statements to reflect the assets and liabilities and the results of operations of the acquired renewable energy facilities for the period they were owned by SunEdison in accordance with rules applicable to transactions between entities under common control. During the six months ended June 30, 2015, the Company acquired 68 renewable energy facilities with a combined nameplate capacity of 313.0 MW from SunEdison, which resulted in a recast of the balance sheet as of December 31, 2014, and the related statement of cash flows for the year ended December 31, 2014. One of these facilities was in operation in 2014, which resulted in a recast of the statement of operations and statement of comprehensive income (loss) for the year ended December 31, 2014.

The following table presents the changes to previously reported amounts of the Company's consolidated balance sheet as of December 31, 2014 included in the Company's Current Report on Form 8-K dated May 7, 2015:

(In thousands) Balance Sheet Caption	December 31, 2014 as Previously Recasted	Acquired Call Right and Operating Projects	December 31, 2014 Recast
Cash and cash equivalents	$468,554	$—	$468,554
Accounts receivable	31,986	50	32,036
Prepaid expenses and other current assets	22,620	17	22,637
Property and equipment, net	2,554,904	82,235	2,637,139
Deferred financing costs, net	42,113	628	42,741
Change in total assets		$82,930

Current portion of long-term debt	$84,104	$13,308	$97,412
Accounts payable, accrued expenses and other current liabilities	82,605	832	83,437
Due to SunEdison and affiliates, net	153,052	33,383	186,435
Deferred revenue (short-term)	21,989	2,275	24,264
Long-term debt and financing lease obligations, less current portion	1,568,517	30,760	1,599,277
Asset retirement obligations	76,111	2,064	78,175
Deferred revenue (long-term)	52,081	133	52,214
Deferred income taxes	7,702	175	7,877
Change in total liabilities		$82,930

The following table presents the changes to previously reported amounts of the Company's consolidated statement of cash flows for the six months ended June 30, 2014 included in the Company's previously filed Quarterly Report on Form 10-Q:

(In thousands) Statement of Cash Flows Caption	As Reported	Acquired Call Right and Operating Projects	June 30, 2014 Recast
Cash flows from operating activities:
Depreciation, accretion and amortization	$8,001	$386	$8,387
Deferred taxes	(6,875)	195	(6,680)
Changes in assets and liabilities:
Accounts receivable	(14,034)	(140)	(14,174)
Prepaid expenses and other current assets	(9,526)	—	(9,526)
Accounts payable, accrued interest, and other current liabilities	13,266	1,069	14,335
Deferred revenue	22,349	—	22,349
Cash flows from investing activities:
Cash paid to SunEdison and third parties for solar generation facility construction	(485,756)	(38,349)	(524,105)
Due to SunEdison and affiliates, net	—	3,313	3,313
Cash flows from financing activities:
Borrowings of project-level long-term debt	518,737	32,873	551,610
Principal payments on project-level long-term debt	(42,923)	—	(42,923)
Payment of deferred financing costs	(22,421)	(668)	(23,089)

Net increase in cash and cash equivalents	14,872	—	14,872
Effect of exchange rate changes on cash and cash equivalents	100	—	100
Cash and cash equivalents at end of period	16,016	—	16,016

The following table presents the changes to previously reported amounts of the Company's consolidated statement of operations for the six months ended June 30, 2014 included in the Company's previously filed Quarterly Report on Form 10-Q:

(In thousands) Statement of Operations Caption	As Reported	Acquired Call Right and Operating Projects	June 30, 2014 Recast
Operating revenues, net	$30,077	$693	$30,770
Cost of operations	1,846	44	1,890
Cost of operations - affiliate	1,137	80	1,217
Depreciation, accretion and amortization	8,001	386	8,387
Interest expense, net	31,253	895	32,148
Change in net loss		$(712)

Acquisitions of Call Right and Operating Projects

The assets and liabilities transferred to the Company for the acquisitions listed in the table below relate to interests under common control with SunEdison and, accordingly, were recorded at historical cost basis. The difference between the cash purchase price and historical cost basis of the net assets acquired was recorded as a distribution to SunEdison and reduced the balance of its non-controlling interest.

The following table summarizes the Call Right and operating projects acquired by the Company from SunEdison during the six months ended June 30, 2015, through a series of transactions:

			Nameplate Capacity (MW)	Number of Sites	As of June 30, 2015 (In thousands)
Facility Size	Type	Location			Initial Cash Paid	Estimated Cash Due to SunEdison	Debt Transferred
Distributed Generation	Solar	U.S.	51.7	46	$76,371	$10,815	$4,460
Utility	Solar	U.S.	47.0	8	15,396	55,150	60,903
Utility	Solar	U.K.	214.3	14	141,783	9,924	218,201
Total			313.0	68	$233,550	$75,889	$283,564

Results of Operations

During the six months ended June 30, 2015, the Company paid $181.2 million to SunEdison and recorded a distribution to SunEdison of $14.6 million for facilities acquired from SunEdison that had achieved commercial operations as of June 30, 2015. Additionally, during the six months ended June 30, 2015, the Company paid $52.4 million to SunEdison for facilities acquired SunEdison that had not achieved commercial operations as of June 30, 2015.

The following table is a summary of the results of operations for the Call Right and operating projects acquired by the Company from SunEdison during the six months ended June 30, 2015:

(In thousands)	Six Months Ended June 30, 2015
Operating revenues, net	$14,324
Operating expenses	7,610
Operating income	6,714
Interest expense, net	3,496
Other income	10,315
Net income	$13,533

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

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. The Company is evaluating the impact of this standard on our consolidated statements of financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. ASU No. 2015-03 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. The Company is evaluating the impact of this standard on our consolidated balance sheet.

In April 2015, the FASB issued ASU No. 2015-06 Earnings Per Share, which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control. ASU No. 2015-06 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. The Company is evaluating the impact of this standard on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 Inventory, which requires inventory that is measured using the first-in, first-out method or average cost method to be measured at the lower of cost and net realizable value. ASU No. 2015-10 is effective for us for our fiscal year ending December 31, 2017 and interim periods therein. The Company is evaluating the impact of this standard on our SREC inventory.

4. ACQUISITIONS

2015 Acquisitions

Acquisition of First Wind

On January 29, 2015, the Company, through TerraForm Power LLC ("Terra LLC"), acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) 521.1 MW of operating renewable power assets, including 500.0 MW of wind power plants and 21.1 MW of solar generation facilities (the “First Wind acquisition”). The operating renewable power assets the Company acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts and are contracted under power purchase agreements ("PPAs") or renewable energy certificates ("RECs"). The purchase price for this acquisition was $810.4 million in cash, net of cash acquired.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition of Northern Lights solar generation facilities

On June 30, 2015, the Company acquired two utility scale, ground mounted solar generation facilities from Invenergy Solar LLC ("Northern Lights"). The facilities are located in Ontario, Canada and have a total nameplate capacity of 25.7 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2, and the PPAs have a weighted average remaining life of 18 years. The cash purchase price, net of cash acquired, for this acquisition was CAD 125.4 million ($101.1 million USD equivalent) in cash, including the repayment of project-level debt and breakage fees for the termination of interest rate swaps.

Acquisition of other solar generation facilities

During the six months ended June 30, 2015, the Company acquired 66 solar generation facilities with a combined nameplate capacity of 37.6 MW for a purchase price of $90.9 million in cash, net of cash acquired, and $15.9 million of project-level debt assumed in a number of transactions with third parties. The facilities are located in Arizona, California, Connecticut Massachusetts, New Jersey and Pennsylvania as well as Ontario, Canada. The facilities are contracted under long-term PPAs with commercial and municipal customers and the PPAs have a weighted-average remaining life of approximately 15 years.

Initial Accounting for the 2015 Acquisitions

The initial accounting for the 2015 acquisitions has not been completed because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts for these acquisitions, included in the table within the "Acquisition Accounting" section of this footnote below, are subject to revision until these evaluations are completed. The estimated fair value of assets, liabilities, and non-controlling interest pertaining to First Wind reflect the following material changes from the previous period: a decrease to property, plant, and equipment of $18.9 million, a decrease to intangible assets of $10.5 million, a decrease to long-term debt of $12.4 million, and a decrease to non-controlling interest of $21.1 million.

The operating revenues and net income of the facilities acquired in 2015 reflected in the accompanying unaudited consolidated statement of operations for the six months ended June 30, 2015 are $60.7 million and $20.1 million, respectively.

2014 Acquisitions

During the year ended December 31, 2014, the Company acquired Mt. Signal, Stonehenge Operating Projects, Capital Dynamics, Hudson Energy, and various other renewable energy facilities. The acquisition accounting for certain of these facilities was completed as of June 30, 2015, at which point the provisional fair values became final.

The acquisition accounting for Mt. Signal and Stonehenge Operating Projects are complete as of June 30, 2015. The final estimated fair value of assets, liabilities and non-controlling interests is included in the table within the "Acquisition Accounting" section of this footnote below and do not reflect any material changes from amounts previously reported. The acquisition accounting for various other 2014 acquisitions were finalized in previous periods.

The initial accounting for the acquisitions of Capital Dynamics and Hudson Energy are not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts for these acquisitions, included in the table within the "Acquisition Accounting" section of this footnote below, are subject to revision until these evaluations are completed.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the material 2015 acquisitions, First Wind and Northern Lights, as if those transactions had each occurred on January 1, 2014. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of the Company’s results of operations for any future date.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30,
(In thousands)	2015	2014
Total operating revenues, net	$217,276	$95,076
Net Loss	32,684	13,298

Acquisition costs, incurred by the Company related to third-party acquisitions, were $21.0 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. These costs are reflected as acquisition and related costs in the accompanying unaudited consolidated statements of operations.

Acquisition Accounting

The estimated fair values of assets, liabilities and non-controlling interests pertaining to business combinations as of June 30, 2015, are as follows:

	2015 Preliminary			2014 Preliminary		2014 Final
(In thousands)	First Wind	Northern Lights	Other	Capital Dynamics	Other	Mt. Signal	Other
Accounts receivable	$8,667	$1,284	$2,959	$2,603	$4,092	$11,687	$5,400
Property and equipment	784,178	75,218	80,939	219,981	42,001	649,570	211,796
Intangible assets	115,200	25,865	31,577	71,453	16,604	119,767	107,676
Deferred income taxes	—	—	—	26,578	—	—	—
Restricted cash	6,630	—	827	15	3,019	22,165	11,700
Other assets	68,330	24	331	3,990	121	12,621	4,495
Total assets acquired	983,005	102,391	116,633	324,620	65,837	815,810	341,067
Accounts payable, accrued expenses and other current liabilities	10,012	440	739	1,194	1,781	22,725	1,540
Long-term debt, including current portion	47,400	—	15,893	—	24,546	413,464	111,610
Deferred income taxes	—	—	—	32,476	—	—	927
Asset retirement obligations	15,418	818	5,332	13,073	3,269	4,656	14,105
Total liabilities assumed	72,830	1,258	21,964	46,743	29,596	440,845	128,182
Non-controlling interest	99,739	—	3,762	20,496	2,850	83,310	1,400
Purchase price, net of cash acquired	$810,436	$101,133	$90,907	$257,381	$33,391	$291,655	$211,485

The acquired renewable energy facilities' non-financial assets represent estimates of the fair value of acquired PPAs and RECs based on significant inputs that are not observable in the market and thus represent a Level 3 measurement. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 1 to 24 years. See Note 6. Intangible Assets for additional disclosures related to the acquired intangible assets.

Other Acquisitions

Atlantic Power Corporation wind power plant transaction

On June 26, 2015, SunEdison closed the acquisition of 521.0 MW of operating wind power plants located in Idaho and Oklahoma from Atlantic Power Corporation, for total cash consideration of $347.2 million. The assets are contracted under long term PPAs with investment grade utilities with a weighted-average credit rating of A3 and a weighted-average remaining life of 18 years. Concurrent with the closing, SunEdison formed its second warehouse facility, which we refer to as TerraForm Private warehouse, to hold the acquired operating assets from Atlantic Power for a maximum period of seven years. The Company has an exclusive call right over the warehoused operating assets, and expects to acquire them into our portfolio over time.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition of Invenergy wind power plants

On June 30, 2015, the Company entered into definitive agreements to acquire net ownership of 930.0 MW of operating and under construction wind power plants from Invenergy Wind LLC (together with its subsidiaries, ‘‘Invenergy Wind’’). The Company intends to acquire 265.0 MW of the wind power plants (the ‘‘Acquired Portfolio’’) and the Company is pursuing funding for the remaining 665.0 MW of wind power plants (the ‘‘Warehouse Portfolio’’) through a drop down warehouse facility in partnership with third party investors and SunEdison. The Warehouse Portfolio would initially be acquired by such warehouse facility, and the Company would be offered call rights to acquire those assets in the future. Although the Company is pursuing funding of the Warehouse Portfolio through a warehouse facility, there is no assurance that the Company will be able to obtain such funding, and as a result, may be required to directly acquire the Warehouse Portfolio under the terms of the purchase agreement with Invenergy Wind. The aggregate consideration payable for the acquisitions of the Acquired Portfolio and the Warehouse Portfolio is approximately $2.0 billion, including approximately $818.0 million of indebtedness to be repaid or assumed. As of July 17, 2015, the Company maintains commitments for a senior unsecured bridge facility of up to $860.0 million to fund a portion of the acquisition of the Invenergy wind power plants. The Acquired Portfolio is comprised of two contracted wind power plants located in the United States and Canada with a weighted average remaining contract life of 19 years and an average counterparty credit rating of AA. Invenergy Wind will retain a 9.9% stake in the United States assets and will provide certain operation and maintenance services for these wind power plants. Final closing of this acquisition is expected by the fourth quarter of 2015.

Subsequent Event

Acquisition of Vivint Solar

On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") signed a definitive merger agreement pursuant to which SunEdison will acquire Vivint Solar for approximately $2.2 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes. In connection with SunEdison's acquisition of Vivint Solar, the Company entered into a definitive purchase agreement with SunEdison to acquire Vivint Solar's residential solar generation facilities with a nameplate capacity of 523.0 MW (the “Vivint Operating Assets”), which is expected to be completed by the end of 2015, for $922.0 million. The Company intends to finance this acquisition with existing cash, availability under our Revolver and the assumption of project-level debt. A separate Call Right Agreement provides the Company the right to acquire future completed residential and small commercial projects from SunEdison's expanded residential and small commercial business unit. Additionally, on July 20, 2015, the Company obtained commitments for a senior unsecured bridge facility which provides the Company with up to $960.0 million to fund the acquisition of the Vivint Operating Assets.

5. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

(In thousands)	June 30, 2015	December 31, 2014
Renewable energy facilities	$3,842,300	$2,241,728
Less accumulated depreciation - renewable energy facilities	(111,667)	(52,981)
Property and equipment, net	3,730,633	2,188,747
Construction in progress - renewable energy facilities	198,081	448,392
Total property and equipment	$3,928,714	$2,637,139

Depreciation expense related to property and equipment was $32.7 million and $57.8 million for the three and six months ended June 30, 2015, respectively, as compared to $4.6 million and $7.7 million for the same periods in the prior year.

Construction in progress represents $198.1 million of costs incurred to complete the construction of the facilities in the Company's current portfolio that were either contributed to the Company by SunEdison or acquired from SunEdison. When projects are contributed or sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction. All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $4.1 million and $4.8 million for the three and six months ended June 30, 2015, respectively, and as compared to $6.1 million and $8.2 million for the same periods in the prior year.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INTANGIBLES

The following table presents the gross carrying amount and accumulated amortization of intangibles as of June 30, 2015:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
Revenue contracts	19 years	$531,115	$(13,647)	$(1,780)	$515,688

The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2014:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
Revenue contracts	21 years	$371,765	$(6,169)	$(3,923)	$361,673

As of June 30, 2015 and December 31, 2014, the Company had revenue contracts representing long-term PPAs and RECs that were obtained through acquisitions (see Note. 4 Acquisitions). Revenue contracts are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 24 years as of June 30, 2015. Amortization expense related to the revenue contracts is recorded on the unaudited consolidated statements of operations as either a reduction or increase of revenue when the contract rate is above or below market rates (favorable or unfavorable) or within depreciation, accretion and amortization expense when the contract rate is equal to market rates (in-place). Amortization expense was $8.8 million and $14.1 million during the three and six months ended June 30, 2015, respectively, $5.4 million and $5.0 million of which were a decrease in revenue and $3.4 million and $9.1 million of which were recorded as depreciation, accretion and amortization expense in the accompanying unaudited consolidated statement of operations. Amortization expense was $0.8 million during both the three and six months ended June 30, 2014 and was recorded on the unaudited consolidated statements of operations as a reduction of revenue.

7. VARIABLE INTEREST ENTITIES

The Company is the primary beneficiary of twelve variable interest entities ("VIEs") in renewable energy facilities that were consolidated as of June 30, 2015, nine of which existed and were consolidated as of December 31, 2014. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse, project-level debt. No VIEs were deconsolidated during the six months ended June 30, 2015 and 2014.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited consolidated balance sheet are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Current assets	$77,088	$69,955
Noncurrent assets	1,923,042	1,756,276
Total assets	$2,000,130	$1,826,231
Current liabilities	$116,953	$64,324
Noncurrent liabilities	739,135	707,989
Total liabilities	$856,088	$772,313

The amounts shown above in the table exclude any potential VIEs under the First Wind acquisition as the Company has not completed the accounting related to this business combination. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates) Description:	June 30, 2015	December 31, 2014	Interest Type	Current Interest Rate %	Financing Type
Corporate-level long-term debt:
Term Loan	$—	$573,500	Variable	5.3¹	Term debt
Senior Notes due 2023	950,000	—	Fixed	5.9	Senior notes
Project-level long-term debt:
Permanent financing	833,848	824,166	(2)	5.9³	Term debt / Senior notes
Construction financing	346,220	171,383	Variable	3.2³	Construction debt
Financing lease obligations	139,437	126,167	Imputed	6.3³	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	2,269,505	1,695,216		6.0³
Less current maturities	(322,115)	(97,412)
Net unamortized (discount) premium	(2,595)	1,473
Long-term debt and financing lease obligations, less current portion	$1,944,795	$1,599,277
———

(1)	The Company entered into an interest rate swap agreement fixing the interest rate at 5.33%, which was terminated upon repayment of the Term Loan.

(2)
Includes variable rate debt and fixed rate debt. As of June 30, 2015, 67% of this balance had a fixed interest rate and the remaining 33% of this balance had a variable interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of all variable rate permanent project-level debt (see Note 10. Derivatives).

(3)	Represents the weighted average effective interest rate as of June 30, 2015.

Corporate-level Long-term Debt

Term Loan

On January 28, 2015, the Company repaid the remaining outstanding principal balance on the Term Loan of $573.5 million. The Company recognized a $12.0 million loss on the extinguishment of debt during the six months ended June 30, 2015, as a result of this repayment.

Revolving Credit Facilities

On January 28, 2015, the Company replaced its existing revolver with a new $550.0 million revolving credit facility (the "Revolver"). The Revolver consists of a revolving credit facility in an amount of at least $550.0 million available for revolving loans and letters of credit. The Company recognized a $1.3 million loss on the extinguishment of debt during the six months ended June 30, 2015 as a result of the exchange.

On May 1, 2015, the Company exercised its option to increase its borrowing capacity under the Revolver by $100.0 million. As a result of this transaction, the Company had a total borrowing capacity of $650.0 million under the Revolver as of June 30, 2015. There were no amounts outstanding under the Revolver as of June 30, 2015 or December 31, 2014.

On July 13, 2015, the Company obtained a commitment from a lender under the Revolver to increase the Company's borrowing capacity under the Revolver by $75.0 million. Upon the satisfaction of certain customary conditions the total borrowing capacity under the Revolver will be increased to $725.0 million.

The Revolver matures on January 28, 2020. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) and Terra LLC are or will become guarantors under the Revolver.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At Terra Operating LLC’s option, all outstanding amounts under the Revolver bears interest initially at a rate per annum equal to either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. After the fiscal quarter ended June 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid.

The Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods, and requires Terra Operating LLC to prepay outstanding borrowings in an amount equal to 100% of the net cash proceeds received by Terra LLC or its restricted subsidiaries from the incurrence of indebtedness not permitted by the Revolver by Terra Operating LLC or its restricted subsidiaries.

The Revolver, each guaranty and any interest rate, currency hedging or hedging of Renewable Energy Certificate ("REC") obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the Revolver is secured by first priority security interests in (i) all of Terra Operating LLC's and each guarantor’s assets, (ii) 100% of the capital stock of Terra Operating LLC and each of its domestic restricted subsidiaries and 65% of the capital stock of each of Terra Operating LLC’s foreign restricted subsidiaries, and (iii) all intercompany debt. Notwithstanding the foregoing, collateral under the Revolver excludes the capital stock of non-recourse subsidiaries.

Senior Notes due 2023

On January 28, 2015, our indirect subsidiary Terra Operating LLC, issued $800.0 million of 5.875% senior notes due 2023 at an offering price of 99.214% of the principal amount. Terra Operating LLC used the net proceeds from this offering to fund a portion of the purchase price payable in the First Wind acquisition.

On June 11, 2015, our indirect subsidiary Terra Operating LLC, issued an additional $150.0 million of 5.875% senior notes due 2023 (collectively, with the $800.0 million initially issued, the "Senior Notes due 2023"). The offering price of the additional $150.0 million of notes was 101.5% of the principal amount and Terra Operating LLC used the net proceeds from the offering to repay existing borrowings under the Revolver. The Senior Notes due 2023 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

Bridge Facility

On March 31, 2015, the Company entered into an agreement with Morgan Stanley Senior Funding, Inc. which provided the Company with up to $515.0 million of senior unsecured bridge facility to fund the acquisition of the Atlantic Power wind power plants. This bridge facility was terminated during the second quarter of 2015 due to the assets being acquired by the TerraForm Private warehouse (see Note 4. Acquisitions).

Project-level Long-term Debt

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

SunE Perpetual Lindsay

A construction term loan to finance and develop the construction of the SunE Perpetual Lindsay utility-scale solar power plant was entered into during 2014. During the six months ended June 30, 2015, SunEdison repaid the remaining outstanding principal balance of CAD 47.7 million ($38.6 million USD equivalent) due on the SunE Perpetual Lindsay construction term loan on the Company's behalf which was recorded as a capital contribution from SunEdison on the statement of equity.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financing Lease Obligations

In certain transactions, the Company accounts for the proceeds of sale leasebacks as financings, which are typically secured by the renewable energy facility asset and its future cash flows from energy sales, and without recourse to the Company under the terms of the arrangement.

As a result of the First Wind acquisition, the Company acquired approximately $47.4 million of financing lease obligations. The financing lease obligations assumed by the Company include those pursuant to a sale-leaseback agreement, entered into by First Wind on November 21, 2012, whereby First Wind sold substantially all of the property, plant and equipment of the related wind power plant to a financial institution and simultaneously entered into a long-term lease with that financial institution for the use of the assets. Under the terms of the agreement, the Company will continue to operate the wind facility and has the option to extend the lease or repurchase the assets sold at the end of the lease term.

Debt Extinguishments

As part of the First Wind acquisition, the Company repaid certain long-term indebtedness of the First Wind Operating Entities. The Company recognized a loss on the extinguishment of debt of $6.4 million during the six months ended June 30, 2015 as a result of this repayment.

On May 22, 2015, SunEdison acquired the lessor interest in a portfolio of operating solar generation facilities and concurrently sold the portfolio to the Company. Upon acquisition of the Duke Energy operating facility, the Company recognized a net gain on the extinguishment of debt of $11.4 million due to the termination of $31.5 million of financing lease obligations of the portfolio.

Maturities

The aggregate amounts of payments on long-term debt including financing lease obligations, and excluding amortization of debt discounts and premiums, due after June 30, 2015 are as follows:

(In thousands)	Remainder of 2015¹	2016²	2017	2018	2019	Thereafter	Total
Maturities of long-term debt as of June 30, 2015	$98,159	$310,066	$37,864	$39,374	$50,229	$1,733,813	$2,269,505
———

(1)	The amount of long-term debt due in 2015 includes $65.4 million of construction debt for the U.S. Call Right Projects.

(2)	The amount of long-term debt due in 2016 includes GBP 172.6 million (USD $271.3 million) of debt for the Fairwinds & Crundale facilities and the U.K. Call Right Projects.

Subsequent Event

Senior Notes due 2025

On July 17, 2015, our indirect subsidiary Terra Operating LLC, issued $300.0 million of 6.125% senior notes due 2025 at an offering price of 100% of the principal amount (the "Senior Notes due 2025"). Terra Operating LLC intends to use the net proceeds from the offering to fund a portion of the price of the Invenergy wind power plants acquisition. The Senior Notes due 2025 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

Bridge Facilities

On July 1, 2015, the Company obtained commitments for a senior unsecured bridge facility which provides the Company with up to $1,160.0 million to fund the acquisition of the Invenergy wind power plants. On July 17, 2015, the Company terminated $300.0 million of the bridge facility commitment upon the issuance of our Senior Notes due 2025.

On July 20, 2015, the Company obtained commitments for a senior unsecured bridge facility which provides the Company with up to $960.0 million to fund the acquisition of Vivint Solar.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2015	2014	2015	2014
Income/(Loss) before income tax expense (benefit)	$30,348	$(18,051)	$(53,357)	$(23,777)
Income tax expense (benefit)	1,214	(5,318)	1,169	(6,875)
Effective tax rate	4.0%	29.5%	2.2%	28.9%

As of June 30, 2015, the Company owns 57.0% of Terra LLC and consolidates the results of Terra LLC through its controlling interest. The Company records SunEdison's 43.0% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 57.0% of Terra LLC's taxable income and SunEdison records income tax on its 43.0% share of taxable income generated by Terra LLC.

For the six months ended June 30, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions. For the six months ended June 30, 2015, the tax benefits for losses realized prior to the IPO were recognized primarily because of existing deferred tax liabilities. As of June 30, 2015, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

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

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2015 and December 31, 2014, fair values of the following derivative instruments were included in the line items indicated.

	Fair Value of Derivative Instruments
	Hedging Contracts	Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of June 30, 2015
Prepaid expenses and other current assets	$—	$—	$1,607	$9,300	$10,907	$(339)	$10,568
Other assets	269	—	899	33,641	34,809	(446)	34,363
Total assets	$269	$—	$2,506	$42,941	$45,716	$(785)	$44,931
Accounts payable and other current liabilities	$807	$—	$757	$—	$1,564	$(339)	$1,225
Other long-term liabilities	—	971	3,953	—	4,924	(446)	4,478
Total liabilities	$807	$971	$4,710	$—	$6,488	$(785)	$5,703

As of December 31, 2014
Prepaid expenses and other current assets	$—	$—	$—	$—	$—	$—	$—
Other assets	—	—	1,811	—	1,811	—	1,811
Total assets	$—	$—	$1,811	$—	$1,811	$—	$1,811
Accounts payable and other current liabilities	$1,925	$1,279	$685	$—	$3,889	$—	$3,889
Other long-term liabilities	—	—	—	—	—	—	—
Total liabilities	$1,925	$1,279	$685	$—	$3,889	$—	$3,889

As of June 30, 2015 and December 31, 2014, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	June 30, 2015	December 31, 2014
Derivatives designated as hedges:
Interest rate swaps (USD)	$48,206	$349,213
Derivatives not designated as hedges:
Interest rate swaps (USD)	16,538	16,861
Foreign currency contracts (GBP)	112,206	58,710
Foreign currency contracts (CAD)	50,275	25,415
Commodity contracts (MWhs)	2,027	—

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets our derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with our counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of June 30, 2015 as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedges for the three and six months ended June 30, 2015 and 2014 consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Location of (Gain) Loss Recognized in Income	2015	2014	2015	2014
Interest rate swaps	Interest expense, net	$(277)	$153	$(41)	$723
Foreign currency contracts	Loss on foreign currency exchange, net	2,763	902	2,860	902
Commodity contracts	Operating revenues, net	(6,021)	—	(1,762)	—

Gains/losses recognized related to interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30,
	Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2015	2014		2015	2014	2015	2014
Interest rate swaps	$(428)	$—	Interest expense, net	$350	$—	$—	$—

	Six Months Ended June 30,
	Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2015	2014		2015	2014	2015	2014
Interest rate swaps	$1,820	$—	Interest expense, net	$3,207	$—	$—	$—

As of June 30, 2015, the Company has posted letters of credit in the amount of $18.0 million as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of December 31, 2014 related to our derivative transactions.

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

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivatives Not Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements that economically hedge the cash flows for project-level debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a floating interest rate. The changes in fair value are recorded in interest expense, net in the unaudited consolidated statement of operations as these hedges are not accounted for under hedge accounting.

Foreign Currency Contracts

The Company has foreign currency contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in loss on foreign currency exchange, net in the unaudited consolidated statement of operations.

Commodity Contracts

The Company has commodity contracts in order to economically hedge commodity price variability inherent in certain electricity sales arrangements. If the Company sells electricity to an independent system operator market and there is no PPA available, it may enter into a commodity contract to hedge all or a portion of their estimated revenue stream. These commodity contracts require periodic settlements in which the Company receives a fixed price based on specified quantities of electricity and pays the counterparty a floating market price based on the same specified quantity of electricity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in operating revenues net, in the unaudited consolidated statement of operations.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Company's long-term debt as of June 30, 2015 and December 31, 2014 is as follows:

	As of June 30, 2015		As of December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,266,910	$2,311,441	$1,696,689	$1,704,706

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited consolidated balance sheet:

(In thousands)	As of June 30, 2015				As of December 31, 2014
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$1,990	$—	$1,990	$—	$1,811	$—	$1,811
Commodity contracts	—	42,941	—	42,941	—	—	—	—
Total derivative assets	$—	$44,931	$—	$44,931	$—	$1,811	$—	$1,811
Liabilities
Interest rate swaps	$—	$1,509	$—	$1,509	$—	$3,204	$—	$3,204
Foreign currency contracts	—	4,194	—	4,194	—	685	—	685
Total derivative liabilities	$—	$5,703	$—	$5,703	$—	$3,889	$—	$3,889

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

12. STOCKHOLDER'S EQUITY

January 2015 Public Offering

On January 22, 2015, the Company sold 13,800,000 shares of its Class A common stock to the public in a registered offering including 1,800,000 shares sold pursuant to the underwriters' overallotment option. The Company received net proceeds of $390.6 million, which was used to purchase 13,800,000 Class A units of Terra LLC. Terra LLC used $50.9 million to repurchase 1,800,000 Class B units from SunEdison. Concurrent with this transaction, 1,800,000 shares of the Company's Class B common stock were canceled.

June 2015 Public Offering

On June 24, 2015, the Company sold 18,112,500 shares of its Class A common stock to the public in a registered offering including 2,362,500 shares sold pursuant to the underwriters' overallotment option. The Company received net proceeds of $667.6 million, which was used to purchase 18,112,500 Class A units of Terra LLC. Terra LLC used $87.1 million to repurchase 2,362,500 Class B units from SunEdison. Concurrent with this transaction, 2,362,500 shares of the Company's Class B common stock were canceled.

Riverstone Exchange

As of June 2, 2015, all outstanding Class B1 units in Terra LLC and all outstanding shares of Class B1 common stock of the Company held by R/C US Solar Investment Partnership, L.P. (‘‘Riverstone’’) had been converted into Class A units of Terra LLC held by TerraForm Power and shares of Class A common stock of the Company.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2015, the following shares of the Company were outstanding:

Shares:	Number Outstanding	Shareholder(s)
Class A common stock	79,904,190	*
Class B common stock	60,364,154	SunEdison
Class B1 common stock	—	Riverstone
Total Shares	140,268,344
———
* Class A common stockholders are comprised of: public and private investors, executive officers, management and personnel who provide services to the Company. The par value of Class A common stock reflected on the unaudited consolidated balance sheets and unaudited consolidated statement of stockholders' equity excludes 2,445,464 shares of unvested restricted Class A common stock awards.

As of June 30, 2015, the Company owned 57.0% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 43.0% interest shown as a non-controlling interest.

Dividends

On May 7, 2015, the Company declared a quarterly dividend for the first quarter of 2015 on the Company's Class A common stock of $0.325 per share, or $1.30 per share on an annualized basis. The first quarter dividend was paid on June 15, 2015 to shareholders of record as of June 1, 2015.

13. STOCK-BASED COMPENSATION

The Company has equity incentive plans that provide for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who provide services to SunEdison. As of June 30, 2015, an aggregate of 1,620,398 shares of Class A common stock were available for issuance under these plans. The stock-based compensation expense related to issued stock options, RSAs, and RSUs is recorded as a component of general and administrative expenses in the Company’s unaudited consolidated statements of operations and totaled $2.3 million and $7.5 million for the three and six months ended June 30, 2015, respectively. There was no stock-based compensation expense for the three and six months ended June 30, 2014. Upon exercise of the RSAs, RSUs, or stock options, the Company will issue shares that have been previously authorized to be issued.

Restricted Stock Awards

The following table presents information regarding outstanding RSAs as of June 30, 2015, and changes during the six months ended June 30, 2015:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2015	4,876,567	$1.12
Granted	—	—
Forfeited	(132,588)	0.68
Modified	66,294	35.05
Balance at June 30, 2015	4,810,273	$1.60

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amount of stock compensation expense related to the RSAs was $0.1 million and $2.6 million during the three and six months ended June 30, 2015, respectively. As of June 30, 2015, $0.9 million of total unrecognized compensation cost related to these awards is expected to be recognized over a period of approximately two years.

Restricted Stock Units

The following table presents information regarding outstanding RSUs as of June 30, 2015, and changes during the six months ended June 30, 2015:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2015	825,943	$27.37
Granted	1,180,000	34.37
Balance at June 30, 2015	2,005,943	$31.49

The amount of stock compensation expense related to RSUs was $2.1 million and $4.0 million during the three and six months ended June 30, 2015, respectively. As of June 30, 2015, $20.0 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a period of approximately five years.

The amount of stock-based compensation expense related to RSUs granted to personnel who provide services to SunEdison was $1.7 million and $1.9 million for the three and six months ended June 30, 2015, respectively, and is recognized as a dividend to SunEdison on the unaudited consolidated balance sheets.

The amount of stock-based compensation expense related to SunEdison RSUs granted to personnel who provide services to the Company was inconsequential for the three and six months ended June 30, 2015, respectively, and is reflected in the unaudited consolidated statement of operations as part of general and administrative costs and has been treated as an equity contribution from SunEdison.

Options

The following table presents information regarding outstanding options as of June 30, 2015, and changes during the six months ended June 30, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2015	150,000	$29.31
Granted	—	—
Balance at June 30, 2015	150,000	$29.31	$1,301
Options exercisable at June 30, 2015	37,500	$29.31	$325

Aggregate intrinsic value represents the value of the Company's closing stock price of $37.98 on the last trading date of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The amount of stock compensation expense related to options was $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively. As of June 30, 2015, $0.3 million of total unrecognized compensation cost related to options is expected to be recognized ratably over a period of approximately three years.

14. EARNINGS (LOSS) PER SHARE

Earnings (Loss) per share (“EPS”) are based upon the weighted-average shares outstanding. Unvested restricted stock awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basic and diluted earnings (loss) per share

Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 was calculated as follows:

(In thousands, except per share amounts)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Basic and diluted earnings (loss) per share¹:
Net income (loss) attributable to Class A common stockholders	$17,435	$(10,681)
Less: earnings (loss) pertaining to acquired Call Right and operating projects	(10,635)	(10,635)
Less: dividends paid on Class A shares and participating RSAs	(20,082)	(20,082)
Undistributed earnings (loss) attributable to Class A shares	$(13,282)	$(41,398)

Weighted-average basic and diluted Class A shares outstanding	57,961	53,874

Distributed earnings per share	$0.33	$0.35
Undistributed loss per share	(0.23)	(0.76)
Basic and diluted earnings (loss) per share	$0.10	$(0.41)
———

(1)
The computations for diluted earnings (loss) per share for the three and six months ended June 30, 2015 excludes approximately 60,364,154 shares of Class B common stock, 2,445,464 of unvested RSAs, 2,005,943 RSUs and 150,000 options to purchase the Company's shares because the effect would have been anti-dilutive.

15. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited consolidated balance sheets as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Non-controlling interests in Terra LLC¹:
SunEdison	$962,791	$722,342
Riverstone	—	65,376
Total non-controlling interests in Terra LLC	962,791	787,718
Total non-controlling interests in renewable energy facilities	290,692	256,811
Total non-controlling interests	$1,253,483	$1,044,529
———

(1)	Reflects an equity reallocation of $163.0 million due to a quarterly adjustment of capital balances to reflect respective ownership percentages as of the balance sheet date.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Redeemable Non-controlling Interests

Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders' equity in the unaudited consolidated balance sheets. The redeemable non-controlling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method for the VIE funds or allocation of share of income or losses in other subsidiaries subsequent to initial recognition, however, the non-controlling interests balance cannot be less than the estimated redemption value. The following table presents the activity of the redeemable non-controlling interest balance reported on the unaudited consolidated balance sheets as of as of June 30, 2015 and December 31, 2014:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Accumulated Deficit	Total
Balance at December 31, 2014	$24,338	$—	$24,338
Consolidation of redeemable non-controlling interests in acquired projects	1,708	—	1,708
Sale of membership interests in projects	11,842	—	11,842
Distributions	(1,287)	—	(1,287)
Net loss	—	1,627	1,627
Balance at June 30, 2015	$36,601	$1,627	$38,228

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of June 30, 2015, the Company had outstanding letters of credit in the amount of $175.7 million.

Guarantee Agreements

The Company and its subsidiaries have provided guarantees to certain of its institutional tax equity investors in connection with its tax equity financing transactions. These guarantees do not guarantee the returns targeted by the tax equity investors, but rather support any potential indemnity payments payable under the tax equity agreements. The Company and its subsidiaries have provided guarantees in connection with acquisitions of third party assets or to support contractual obligations and may provide additional guarantees in connection with future acquisitions.

In particular, on May 19, 2015, the Company provided a guaranty in connection with SunEdison’s agreement to acquire a 19.0 MW hydro-electric project and a 185.0 MW wind project in Chile for approximately $195.0 million. The Company has the right to acquire these projects upon the completion of each project, which is expected in late 2015 and late 2016, respectively.

Membership Interest Purchase and Sale Agreement

During the six months ended June 30, 2015, the Company entered into two Membership Interest Purchase and Sale Agreements ("MIPSA") with affiliates of SunEdison to purchase two wind power plants. Subsequent to June 30, 2015, the Company entered into a third MIPSA with SunEdison to purchase an additional wind power plant. See Note 17. Related Parties for additional discussion of these MIPSAs.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Legal Proceedings

The Company is not a party to any legal proceedings other than legal proceedings arising in the ordinary course of our business. This Company is also a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. Although the Company cannot predict with certainty the ultimate resolution of such proceedings or other claims asserted against us, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on our business, financial condition or results of operations.

Daniel Gerber v. Wiltshire Council

On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build the Company’s 11.2 MW Norrington renewable energy facility in Wiltshire, England. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel have advised us that the quashing of this planning permission deviates significantly from established case law. The Company filed its appeal of this ruling on March 25, 2015. The appeal was granted and the hearing is scheduled to be held in January 2016. At this time, the Company does not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of June 30, 2015, no such accrual has been recorded in the unaudited consolidated financial statements. The renewable energy facility was constructed by SunEdison pursuant to an engineering, procurement and construction agreement, under which SunEdison assumed development and construction risk. If the ultimate outcome of this case were unfavorable and no replacement permit could be obtained, the Company would therefore be able recover its investment in this project from SunEdison.

17. RELATED PARTIES

Management Services Agreement

General and administrative affiliate costs represent costs incurred by SunEdison for services provided to the Company pursuant to the Management Services Agreement ("MSA"). Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company and its subsidiaries. As consideration for the services provided, the Company will pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. General and administrative affiliate costs were $17.9 and $24.8 million for the three and six months ended June 30, 2015, respectively, and $2.1 million and $4 million, respectively, for the same periods in 2014. These costs are reflected in the unaudited consolidated statement of operations as general and administrative - affiliate costs. Cash consideration paid to SunEdison for these services for the three and six months ended June 30, 2015 totaled $1.3 million and $2.0 million, respectively, and general and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison.

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison will pay all of the scheduled interest on the Term Loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). Interest expense incurred under the term loan is reflected in the unaudited consolidated statement of operations and the reimbursement for such costs is treated as an equity contribution in additional paid-in capital from SunEdison. The Company did not receive an equity contribution during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement. There were no amounts outstanding as of June 30, 2015.

On January 28, 2015, Terra LLC and Terra Operating entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison and SunEdison Holdings Corporation. The Amended Interest Payment Agreement amends and restates the Interest Payment Agreement, all in accordance with the terms of the

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intercompany Agreement. Under the Amended Interest Payment Agreement, SunEdison agreed to provide support with respect to the interest payment obligations of Terra Operating LLC with respect to its $800.0 million aggregate principal amount of 5.875% Senior Notes due 2023 under the Indenture, dated January 28, 2015.

Incentive Revenue

Certain Solar Renewable Energy Certificates ("SRECs") are sold to SunEdison under contractual arrangements at fixed prices. Revenue from the sale of SRECs to affiliates was $0.3 million and $0.5 million during the three and six months ended June 30, 2015, respectively, and were $0.4 million and $0.5 million during the same periods in 2014, respectively, and are reported as operating revenues, net in the unaudited consolidated statements of operations.

Operations and Maintenance

Operations and maintenance services are provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $4.2 million and $7.8 million during the three and six months ended June 30, 2015, respectively, and were $0.8 million and $1.2 million, respectively, during the same periods in 2014, respectively, and are reported as cost of operations - affiliates in the unaudited consolidated statements of operations.

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

As of June 30, 2015, the Company owed SunEdison and affiliates $28.1 million, which is reported as due to SunEdison and affiliates, net in the unaudited consolidated balance sheets. As of December 31, 2014, the Company owed SunEdison and affiliates $186.4 million, which is reported as due to SunEdison and affiliates, net in the unaudited consolidated balance sheets.

On June 15, 2015, the Company paid its first quarter 2015 dividend of $16.8 million to its Class B shareholder, SunEdison, which included a reduction in the dividend per share amount for Distribution Forbearance.

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

There were no payments for IDRs made by the Company during the three and six months ended June 30, 2015 and 2014.

Membership Interest Purchase and Sale Agreement

On March 30, 2015, the Company entered into two MIPSAs in which the Company has committed to purchase two wind power plants from affiliates of SunEdison upon the facilities achieving commercial operations. The facilities are located in Maine and Texas with nameplate capacities of 147.6 MW and 200.0 MW, respectively. The total fixed purchase price is $378.2 million subject to certain adjustments. The facilities are currently under construction with commercial operations expected to be achieved in the third and fourth quarter of 2015, respectively.

During July 2015, the Company entered into a third MIPSA in which the Company has committed to purchase a wind power plant from an affiliate of SunEdison upon the facility achieving commercial operations. The facility is located in Texas and has a nameplate capacity of 300.0 MW. The total fixed purchase price is $202.0 million subject to certain adjustments. The facility are currently under construction with commercial operations expected to be achieved in the second quarter of 2016.

Support Agreement

The Company entered into a project support agreement with SunEdison (the "Support Agreement"), which provides the Company the option to purchase additional solar generation facilities from SunEdison in 2015 and 2016. The Support Agreement also provides the Company a right of first offer with respect to certain other projects.

On January 9, 2015, the Company paid $18.0 million to SunEdison as a deposit for the future acquisition of a 41.7 MW Call Right Project under the Support Agreement. This solar facility is located in Chile and is expected to achieve commercial operations and to be acquired by the Company in the fourth quarter of 2015. This deposit has been recored as due from SunEdison and affiliates in the unaudited consolidated balance sheet.

18. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments include our entire portfolio of renewable energy facility assets and are determined based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate indebtedness and stock-based compensation. All net operating revenues for the three and six months ended June 30, 2015 were earned by our reportable segments from external customers in the United States and its unincorporated territories, Canada, the United Kingdom and Chile. All net operating revenues for the three and six months ended June 30, 2014 were earned from external customers in the United States and its unincorporated territories, the United Kingdom and Chile.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014:

	Three Months				Three Months
	Ended June 30, 2015				Ended June 30, 2014
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$95,468	$34,578	$—	$130,046	$22,378	$—	$—	$22,378
Depreciation, accretion and amortization	29,537	8,599	—	38,136	4,953	—	—	4,953
Other operating costs and expenses	15,821	5,979	30,429	52,229	2,591	—	6,240	8,831
Interest expense, net	19,047	94	16,820	35,961	7,430	—	17,191	24,621
Other non-operating (income) expenses	(12,718)	(1,318)	(12,592)	(26,628)	3,985	—	(1,961)	2,024
Income tax expense (benefit)¹	—	—	1,214	1,214	—	—	(5,318)	(5,318)
Net income (loss)	$43,781	$21,224	$(35,871)	$29,134	$3,419	$—	$(16,152)	$(12,733)

	Six Months				Six Months
	Ended June 30, 2015				Ended June 30, 2014
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$143,838	$56,723	$—	$200,561	$30,770	$—	$—	$30,770
Depreciation, accretion and amortization	55,292	14,735	—	70,027	8,387	—	—	8,387
Other operating costs and expenses	30,828	18,992	52,996	102,816	3,563	—	7,830	11,393
Interest expense, net	35,385	851	36,580	72,816	14,430	—	17,718	32,148
Other non-operating (income) expenses	(12,292)	7,117	13,434	8,259	4,580	—	(1,961)	2,619
Income tax expense (benefit)¹	—	—	1,169	1,169	—	—	(6,875)	(6,875)
Net income (loss)	$34,625	$15,028	$(104,179)	$(54,526)	$(190)	$—	$(16,712)	$(16,902)

Balance Sheet
Total assets²	$3,924,640	$954,988	$293,541	$5,173,169	$3,155,180	$—	$514,170	$3,669,350
———

(1)	Income tax benefit is not allocated to the Company's Solar and Wind segments.

(2)
Represents total assets as of June 30, 2015 and December 31, 2014. Corporate assets include cash and cash equivalents; other current assets; corporate-level debt and related deferred financing costs, net and other assets.

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(1,149)	$(488)	$(1,637)
Net unrealized gains (losses) arising during the period	577	(1,820)	(1,243)
Reclassification of net realized losses into earnings:
Interest expense, net	—	3,207	3,207
Other comprehensive income	$577	$1,387	$1,964
Accumulated other comprehensive (loss) income	(572)	899	327
Other comprehensive income attributable to non-controlling interests	315	798	1,113
Balance, June 30, 2015	$(887)	$101	$(786)

The following tables present each component of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015			June 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized gains arising during the period	$3,852	$—	$3,852	$573	$—	$573
Hedging activities:
Net unrealized gains arising during the period	428	—	428	—	—	—
Reclassification of net realized losses into earnings	350	—	350	—	—	—
Net change	778	—	778	—	—	—
Other comprehensive income	$4,630	$—	$4,630	$573	$—	$573
Less: other comprehensive income attributable to non-controlling interests, net of tax			2,807			—
Other comprehensive income attributable to Class A stockholders			$1,823			$573

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended
	June 30, 2015			June 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized gains arising during the period	$577	$—	$577	$573	$—	$573
Hedging activities:
Net unrealized losses arising during the period	(1,820)	—	(1,820)	—	—	—
Reclassification of net realized losses into earnings	3,207	—	3,207	—	—	—
Net change	1,387	—	1,387	—	—	—
Other comprehensive income	$1,964	$—	$1,964	$573	$—	$573
Less: other comprehensive income attributable to non-controlling interests, net of tax			1,113			—
Other comprehensive income attributable to Class A stockholders			$851			$573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited consolidated financial statements for the three months ended June 30, 2015 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries.

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

Overview

We are a dividend growth-oriented company formed to own and operate contracted renewable energy assets acquired from SunEdison and unaffiliated third parties. Our business objective is to acquire, operate and own renewable energy generation assets serving utility and commercial customers that generate high-quality contracted cash flows. We believe we are well-positioned for substantial growth due to the high-quality, diversification and scale of our portfolio, the long-term PPAs we have with creditworthy counterparties and SunEdison's project origination and asset management capabilities.

Recent Developments

Financing Transactions

January 2015 Public Offering

On January 22, 2015, the Company sold 13,800,000 shares of its Class A common stock to the public in a registered offering including 1,800,000 shares sold pursuant to the underwriters' overallotment option. The Company received net proceeds of $390.6 million, which was used to purchase 13,800,000 Class A units of Terra LLC. Terra LLC used $50.9 million to repurchase 1,800,000 Class B units from SunEdison. Concurrent with this transaction, 1,800,000 shares of the Company's Class B common stock were canceled. Terra LLC used the remaining proceeds from the sale of its Class A units to pay, among other things, for part of the purchase price of the First Wind acquisition and to repay remaining amounts outstanding under the Term Loan.

June 2015 Public Offering

On June 24, 2015, the Company sold 18,112,500 shares of its Class A common stock to the public in a registered offering including 2,362,500 shares sold pursuant to the underwriters' overallotment option. The Company received net proceeds of $667.6 million, which was used to purchase 18,112,500 Class A units of Terra LLC. Terra LLC used $87.1 million to repurchase 2,362,500 Class B units from SunEdison. Concurrent with this transaction, 2,362,500 shares of the Company's Class B common stock were canceled. Terra LLC used the remaining proceeds from the sale of its Class A units to, along with the net proceeds of its recently completed offering of $150 million of its senior notes due 2023, to (a) repay amounts outstanding on its revolving credit facility, which amounts were used to fund the acquisitions of certain Canadian solar generation facilities and certain solar generation facilities from Integrys Energy Group, Inc., and (b) for general corporate purposes, which may include the funding of future acquisitions from SunEdison, future acquisitions from third parties including Vivint Solar and Invenergy, and/or debt repayment.

Senior Notes due 2023

On January 28, 2015, our indirect subsidiary Terra Operating LLC, issued $800.0 million of 5.875% senior notes due 2023 at an offering price of 99.214% of the principal amount. Terra Operating LLC used the net proceeds from this offering to fund a portion of the purchase price payable in the First Wind acquisition.

On June 11, 2015, our indirect subsidiary Terra Operating LLC, issued an additional $150.0 million of 5.875% senior notes due 2023 (collectively, with the $800.0 million initially issued, the "Senior Notes due 2023"). The offering price of the additional $150.0 million of notes was 101.5% of the principal amount and Terra Operating LLC used the net proceeds from the offering to repay existing borrowings under the Revolver. The Senior Notes due 2023 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

Senior Notes due 2025

On July 17, 2015, our indirect subsidiary Terra Operating LLC, issued $300.0 million of 6.125% senior notes due 2025 at an offering price of 100% of the principal amount (the "Senior Notes due 2025"). Terra Operating LLC intends to use the net proceeds from the offering to fund a portion of the price of the Invenergy wind power plants acquisition. The Senior Notes due 2025 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

Term Loan and Revolving Credit Facility

On January 28, 2015, the Company repaid the Term Loan in full and replaced its existing revolver with a new $550.0 million revolving credit facility (the "Revolver"). The Revolver consists of a revolving credit facility in an amount of at least $550.0 million (available for revolving loans and letters of credit) and permits Terra Operating LLC to increase commitments to up to $725.0 million in the aggregate, subject to customary closing conditions. The Revolver matures on January 28, 2020. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) and Terra LLC are or will become guarantors under the Revolver.

Revolver Increase and Commitment

On May 1, 2015, the Company exercised its option to increase its borrowing capacity under the Revolver by $100.0 million. As a result of this transaction, the Company had a total borrowing capacity of $650.0 million under the Revolver as of June 30, 2015. There were no amounts outstanding under the Revolver as of June 30, 2015 or December 31, 2014.

On July 13, 2015, the Company obtained a commitment from a lender under the Revolver to increase the Company's borrowing capacity under the Revolver by $75.0 million. Upon the satisfaction of certain customary conditions the total borrowing capacity under the Revolver will be increased to $725.0 million.

Third Party Acquisitions

Acquisition of First Wind

On January 29, 2015, the Company, through Terra LLC, acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) 521.1 MW of operating renewable power assets, including 500.0 MW of wind power plants and 21.1 MW of solar generation facilities (the “First Wind acquisition”). The operating renewable power assets the Company acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts. The purchase price for this acquisition was $810.4 million, net of cash acquired.

Acquisition of Northern Lights solar generation facilities

On June 30, 2015, the Company acquired two utility scale, ground mounted solar generation facilities from Invenergy Solar LLC ("Northern Lights"). The facilities are located in Ontario, Canada and have a total nameplate capacity of 25.7 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2, and the PPAs have a weighted average remaining life of 18 years. The total cash consideration for this acquisition was CAD 125.4 million ($101.1 million USD equivalent) including the repayment of project-level debt and breakage fees for the termination of interest rate swaps.

Atlantic Power Corporation wind power plant transaction

On June 26, 2015, SunEdison closed the acquisition of 521.0 MW of operating wind power plants located in Idaho and Oklahoma from Atlantic Power Corporation, for total cash consideration of $347.2 million. The assets are contracted under long term PPAs with investment grade utilities with a weighted-average credit rating of A3 and a weighted-average remaining life of 18 years. Concurrent with the closing, SunEdison formed its second warehouse facility, which we refer to as TerraForm Private warehouse, to hold the acquired operating assets from Atlantic Power for a maximum period of seven years. The Company has an exclusive call right over the warehoused operating assets, and expects to acquire them into our portfolio over time.

Acquisition of Invenergy wind power plants

On June 30, 2015, the Company entered into definitive agreements to acquire net ownership of 930.0 MW of operating and under construction wind power plants from Invenergy Wind LLC (together with its subsidiaries, ‘‘Invenergy Wind’’). The Company intends to acquire 265.0 MW of the wind power plants (the ‘‘Acquired Portfolio’’) and the Company is pursuing funding for the remaining 665.0 MW of wind power plants (the ‘‘Warehouse Portfolio’’) through a drop down warehouse facility in partnership with third party investors and SunEdison. The Warehouse Portfolio would initially be acquired by such warehouse facility, and the Company would be offered call rights to acquire those assets in the future. Although the Company is pursuing funding of the Warehouse Portfolio through a warehouse facility, there is no assurance that the Company will be able to obtain such funding, and as a result, may be required to directly acquire the Warehouse Portfolio under the terms of the purchase agreement with Invenergy Wind. The aggregate consideration payable for the acquisitions of the Acquired Portfolio and the Warehouse Portfolio is approximately $2.0 billion, including approximately $818.0 million of indebtedness to be repaid or assumed. As of July 17, 2015, the Company maintains commitments for a senior unsecured bridge facility of up to $860.0 million to fund a portion of the acquisition of the Invenergy wind power plants. The Acquired Portfolio is comprised of two contracted wind power plants located in the United States and Canada with a weighted average remaining contract life of 19 years and an average counterparty credit rating of AA. Invenergy Wind will retain a 9.9% stake in the United States assets and will provide certain operation and maintenance services for these wind power plants. Final closing of this acquisition is expected by the fourth quarter of 2015.

Acquisition of Vivint Solar

On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") signed a definitive merger agreement pursuant to which SunEdison will acquire Vivint Solar for approximately $2.2 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes. In connection with SunEdison's acquisition of Vivint Solar, the Company entered into a definitive purchase agreement with SunEdison to acquire Vivint Solar's residential solar generation facilities with a nameplate capacity of 523.0 MW (the “Vivint Operating Assets”), which is expected to be completed by the end of 2015, for $922.0 million. The Company intends to finance this acquisition with existing cash, availability under our Revolver and the assumption of project-level debt. A separate Call Right Agreement provides the Company the right to acquire future completed residential and small commercial projects from SunEdison's expanded residential and small commercial business unit. Additionally, on July 20, 2015, the Company obtained commitments for a senior unsecured bridge facility which provides the Company with up to $960.0 million to fund the acquisition of the Vivint Operating Assets.

Call Right Acquisitions

During the six months ended June 30, 2015, the Company acquired 68 solar generation facilities with a combined nameplate capacity of 313.0 MW from SunEdison as summarized in the table below:

			Nameplate Capacity (MW)	Number of Sites	As of June 30, 2015 (In thousands)
Facility Size	Type	Location			Initial Cash Paid	Estimated Cash Due to SunEdison	Debt Transferred
Distributed Generation	Solar	U.S.	51.7	46	$76,371	$10,815	$4,460
Utility	Solar	U.S.	47.0	8	15,396	55,150	60,903
Utility	Solar	U.K.	214.3	14	141,783	9,924	218,201
Total			313.0	68	$233,550	$75,889	$283,564

Growth of Our Portfolio

The following table provides an overview of the growth of our portfolio from December 31, 2014 through June 30, 2015:

			Weighted Average Remaining Duration of PPA (Years)²
	Nameplate Capacity (MW)¹	Number of Sites
Description
Portfolio as of December 31, 2014	986.2	396	19
Acquisition of First Wind operating facilities	521.1	16	10
Acquisition of U.K. Utility facilities (Call Rights)	214.3	14	15
Acquisition of U.S. Utility facilities (Call Rights)	47.0	8	22
Acquisition TEG solar operating facilities	33.8	56	15
Additions to DG 2015 Portfolio 1 (Call Rights)	25.6	29	21
Acquisition of Northern Lights operating facilities	25.7	2	18
Additions to DG 2014 Portfolio 1 (Call Rights)	16.0	16	18
Acquisition of Duke Energy operating facility	10.0	1	15
Acquisition of MPI operating solar facilities	3.8	10	19
Changes to existing facilities³	0.1	N/A	N/A
Total Portfolio as of June 30, 2015	1,883.5	548	16
——————

(1)
Nameplate capacity for renewable energy facilities represents the maximum generating capacity at standard test conditions of a facility (in direct current, "dc") multiplied by our percentage ownership of that facility (disregarding any equity interests held by any non-controlling member or lessor under any sale-leaseback financing or any non-controlling interests in a partnership). Nameplate capacity for wind power plants represents the manufacturer’s maximum nameplate generating capacity of each turbine (in alternating current, "ac") multiplied by the number of turbines at a facility multiplied by our anticipated percentage ownership of that facility (disregarding any equity interests held by any tax equity investor or lessor under any sale-leaseback financing or any non-controlling interests in a partnership). Generating capacity may vary based on a variety of factors discussed elsewhere in this report.

(2)	Calculated as of June 30, 2015.

(3)	Represents modifications to the nameplate capacity upon facilities reaching commercial operation.

Our Portfolio

Our portfolio consists of renewable energy facilities located in the United States and its unincorporated territories, Canada, the United Kingdom and Chile with total nameplate capacity of 1,883.5 MW as of June 30, 2015. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. Our PPAs have a weighted average (based on MW) remaining life of 16 years. We intend to further expand and diversify our current portfolio by acquiring utility-scale, distributed and residential assets located in the United States, Canada, the United Kingdom, Chile and certain other jurisdictions, each of which we expect will also have a long-term PPA with a creditworthy counterparty. Growth in our portfolio will be driven by our relationship with SunEdison, including access to its project pipeline, and by our access to unaffiliated third party developers and owners of renewable energy facilities in our core markets.

The following table lists the renewable energy facilities that comprise our portfolio as of June 30, 2015:

Facility Type / Location	Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²
Distributed Generation:
Solar:
U.S.	365.8	471	18
Canada	7.6	17	18
Total Distributed Generation	373.4	488	18

Utility-scale:
Solar:
U.S.	472.8	18	22
Canada	59.6	4	19
U.K.	376.1	25	14
Chile	101.6	1	19
Wind:
U.S.	500.0	12	10
Total Utility-scale	1,510.1	60	16

Total Renewable Energy Facilities	1,883.5	548	16
———

(1)
Nameplate capacity for solar generation facilities represents the maximum generating capacity at standard test conditions of a facility (in dc) multiplied by our percentage ownership of that facility (disregarding any equity interests held by any tax equity investor or lessor under sale leaseback financing or of any non-controlling interests in a partnership). Nameplate capacity for wind power plants represents the manufacturer’s maximum nameplate generating capacity of each turbine (in ac) multiplied by the number of turbines at a facility multiplied by our anticipated percentage ownership of that facility (disregarding any equity interests held by any tax equity investor or lessor under any sale-leaseback financing or of any non-controlling interests in a partnership). Generating capacity may vary based on a variety of factors discussed elsewhere in this report.

(2)	Calculated as of June 30, 2015.

Call Right Projects

As of June 30, 2015, we have the option to acquire 3.7 GW of Call Right Projects. We entered into the Support Agreement with SunEdison in connection with our IPO, which requires SunEdison to offer us additional qualifying projects from its development pipeline by the end of 2016 that are projected to generate an aggregate of at least $175.0 million of cash available for distribution, during the first 12 months following the qualifying project’s respective COD. As of June 30, 2015, the Call Right Projects that are specifically identified pursuant to the Support Agreement have a total nameplate capacity of 1.9 GW. In addition, in connection with the First Wind acquisition, we entered into an Intercompany Agreement with SunEdison, pursuant to which we have been granted additional call rights with respect to certain projects in the First Wind pipeline, which are expected to represent an additional 1.8 GW of renewable energy facilities. These additional Call Right Projects pursuant to the Intercompany Agreement do not count towards SunEdison's $175.0 million CAFD commitment.

The following table summarizes the Call Right Projects that are identified pursuant to the Support Agreement and the Intercompany Agreement as of June 30, 2015:

Facility Type / Location	Nameplate Capacity (MW)¹	Number of Sites
Distributed Generation:
Solar:
U.S.	290.8	266
Canada	11.4	24
Total Distributed Generation	302.2	290

Utility-scale:
Solar:
U.S.	1,967.4	25
Japan	125.2	9
U.K.	72.2	5
Chile	41.7	1
Canada	2.8	17
Wind:
U.S.	1,204.0	8
Total Utility-scale	3,413.3	65

Total Renewable Energy Facilities	3,715.6	355
———

(1)
Nameplate capacity for solar generation facilities represents the maximum generating capacity at standard test conditions of a facility (in dc) multiplied by our percentage ownership of that facility (disregarding any equity interests held by any tax equity investor or lessor under sale leaseback financing or of any non-controlling interests in a partnership). Nameplate capacity for wind power plants represents the manufacturer’s maximum nameplate generating capacity of each turbine (in ac) multiplied by the number of turbines at a facility multiplied by our anticipated percentage ownership of that facility (disregarding any equity interests held by any tax equity investor or lessor under any sale-leaseback financing or of any non-controlling interests in a partnership). Generating capacity may vary based on a variety of factors discussed elsewhere in this report.

Key Metrics

Operating Metrics

Nameplate Megawatt Capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate megawatt capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure nameplate capacity for solar generation facilities in MW(dc) and for wind power plants in MW(ac). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the aggregate nameplate megawatt capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate megawatt capacity are indicative of the growth rate of our business. Our renewable energy facilities had a total nameplate capacity of 1,883.5 MW as of June 30, 2015.

Megawatt Hours Sold

Megawatt hours (MWh) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track megawatt hours sold as an indicator of our ability to recognize revenue from the generation of electricity at our renewable energy facilities. Our MWh sold for the three and six months ended June 30, 2015 were 944 thousand MWh and 1,546 thousand MWh, respectively.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$29,134	$(12,733)	$(54,526)	$(16,902)
Interest expense, net (a)	35,961	24,621	72,816	32,148
Income tax expense (benefit)	1,214	(5,318)	1,169	(6,875)
Depreciation, accretion and amortization (b)	43,495	5,724	75,050	9,158
General and administrative - affiliate (c)	16,557	2,142	23,251	3,732
Stock-based compensation	2,330	—	7,474	—
Acquisition and related costs, including affiliate (d)	7,268	1,235	21,426	1,235
Formation and offering related fees and expenses (e)	—	2,863	—	2,863
Unrealized (gain) loss on derivatives (f)	(2,488)	—	1,814	—
(Gain) loss on extinguishment of debt, net (g)	(11,386)	1,945	8,652	1,945
Non-recurring facility-level non-controlling interest member transaction fees (h)	—	—	2,753	—
(Gain) loss on foreign currency exchange, net (i)	(14,439)	79	(70)	674
Adjusted EBITDA	$107,646	$20,558	$159,809	$27,978
—————

(a)
In connection with the amended Interest Payment Agreement between SunEdison and the Company, SunEdison will pay a portion of each scheduled interest payment on the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015 and continuing through the scheduled interest payment on August 1, 2017, up to a maximum aggregate amount of $48.0 million, taking into account amounts paid under the original Interest Payment Agreement since the completion of our IPO. The Company did not receive an equity contribution during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company received an equity contribution of $4.0 million from SunEdison pursuant to the original Interest Payment Agreement.

(b)
Includes $5.4 million and $5.0 million of net amortization of intangible assets related to above market rate and below market rate energy revenue contracts included within operating revenues for the three and six months ended June 30, 2015, respectively, and $0.8 million for both of the prior year comparative periods.

(c)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on July 23, 2014, we entered into the Management Services Agreement ("MSA") with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. Cash consideration paid to SunEdison for these services for the three and six months ended June 30, 2015 totaled $1.3 million and $2.0 million, respectively. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017. The amount of general and administrative expenses in excess of the fees paid to SunEdison in each year will be treated as an addback in the reconciliation of net income (loss) to Adjusted EBITDA.

(d)
Represents transaction related costs, including affiliate acquisition costs, associated with the acquisitions completed during the three and six months ended June 30, 2015 and 2014. There were no affiliate acquisition costs during the three and six months ended June 30, 2014.

(e)	Represents non-recurring professional fees for legal, tax and accounting services incurred in connection with the IPO.

(f)	Represents the change in the fair value of commodity contracts not designated as hedges.

(g)
We recognized a net gain on extinguishment of debt of $11.4 million for the three months ended June 30, 2015 due to the termination of financing lease obligations upon SunEdison acquiring the lessor interest in the Duke Energy operating facility and concurrently transferring the portfolio to the Company. We recognized a net loss on extinguishment of debt of $8.7 million for the six months ended June 30, 2015 due primarily to the termination of the Term Loan and its related interest rate swap, the exchange of the previous revolver to the Revolver and prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date, partially offset by the gain due to the termination of financing lease obligations upon SunEdison acquiring the lessor interest in the Duke Energy operating facility and concurrently transferring the portfolio to the Company. Net loss on extinguishment of debt was $1.9 million for both the three and six months ended June 30, 2014, due primarily to the termination of capital lease obligations upon acquiring the lessor interest in the Alamosa project solar generation facility.

(h)	Represents non-recurring plant-level professional fees attributable to tax equity transactions entered into during the three and six months ended June 30, 2015.

(i)
We incurred a net gain on foreign currency exchange of $14.4 million and $0.1 million for the three and six months ended June 30, 2015, respectively, due primarily to an unrealized gain on the remeasurement of intercompany loans which are denominated in British pounds. Net loss on foreign currency exchange was $0.1 million and $0.7 million for the three and six months ended June 30, 2014, respectively, due primarily to unfavorable changes in foreign currency exchange rates.

Cash Available for Distribution

We believe cash available for distribution is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance. In addition, cash available for distribution is used by our management team for internal planning purposes.

We define Cash Available For Distribution (“CAFD”) as net cash provided by operating activities of Terra LLC as adjusted for certain other cash flow items that we associate with our operations. It is a non-GAAP measure of our ability to generate cash to service our dividends. As used in this report, CAFD represents net cash provided by (used in) operating activities of Terra LLC (i) plus or minus changes in assets and liabilities as reflected on our statements of cash flows, (ii) minus deposits into (or plus withdrawals from) restricted cash accounts required by project financing arrangements to the extent they decrease (or increase) cash provided by operating activities, (iii) minus cash distributions paid to non-controlling interests in our projects, if any, (iv) minus scheduled project-level and other debt service payments and repayments in accordance with the related borrowing arrangements, to the extent they are paid from operating cash flows during a period, (v) minus non-expansionary capital expenditures, if any, to the extent they are paid from operating cash flows during a period, (vi) plus cash contributions from SunEdison pursuant to the Interest Payment Agreement, (vii) plus operating costs and expenses paid by SunEdison pursuant to the MSA to the extent such costs or expenses exceed the fee payable by us pursuant to such agreement but otherwise reduce our net cash provided by operating activities and (viii) plus or minus operating items as necessary to present the cash flows we deem representative of our core business operations, with the approval of the audit committee. Our intention is to cause Terra LLC to distribute a portion of the CAFD generated by our project portfolio to its members each quarter, after appropriate reserves for our working capital needs and the prudent conduct of our business.

The following table presents a reconciliation of cash flows from operating activities to CAFD for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Adjustments to reconcile net cash provided by operating activities to cash available for distribution:
Net cash provided by operating activities	$45,909	$32,847	$35,300	$12,236
Changes in assets and liabilities	4,018	(35,981)	14,562	(13,036)
Deposits into/withdrawals from restricted cash accounts	7,618	4,157	10,303	4,725
Cash distributions to non-controlling interests	(2,970)	—	(12,319)	—
Scheduled project-level and other debt service and repayments	(10,653)	(3,864)	(11,899)	(4,402)
Contributions received pursuant to agreements with SunEdison	3,313	5,638	9,466	5,638
Non-expansionary capital expenditures	(5,296)	—	(5,296)	—
Other:
Acquisition and related costs, including affiliates	7,268	1,235	21,426	1,235
Formation and offering related fees and expenses, including affiliates	—	2,863	—	2,863
Change in accrued interest (a)	(7,818)	—	900	7,082
General and administrative - affiliate (b)	16,557	2,142	23,251	3,732
Non-recurring facility-level non-controlling interest member transaction fees	—	—	2,753	—
Economic ownership adjustment (c)	6,379	—	13,590	—
Other	608	(1,174)	2,096	(1,558)
Estimated cash available for distribution	$64,933	$7,863	$104,133	$18,515
—————

(a)	Includes $12.0 million of corporate interest expense for the three months ended June 30, 2015 and paid on August 3, 2015 to align with project economics.

(b)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on July 23, 2014, we entered into the MSA with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. Cash consideration paid to SunEdison for these services for the three and six months ended June 30, 2015 totaled $1.3 million and $2.0 million, respectively. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017. The amount of general and administrative expenses in excess of the fees paid to SunEdison in each year will be treated as an addback in the reconciliation of net cash used in operating activities to estimated cash available for distribution.

(c)	Represents economic ownership of certain acquired operating assets which accrued to TerraForm Power prior to the acquisition close date.

Adjusted Revenue

We believe Adjusted Revenue is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance. In addition, Adjusted Revenue is used by our management for internal planning purposes, including for certain aspects of our consolidating operating budget.

The following table presents a reconciliation of Operating revenues, net to Adjusted Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Adjustments to reconcile Operating revenues, net to adjusted revenue
Operating revenues, net	$130,046	$22,378	$200,561	$30,770
Unrealized (gain) loss on derivatives (a)	(2,488)	—	1,814	—
Amortization of intangible assets (b)	5,359	771	5,023	771
Other non-cash	(1,065)	—	(644)	—
Adjusted revenue	$131,852	$23,149	$206,754	$31,541
———

(a)	Represents the change in the fair value of commodity contracts not designated as hedges.

(b)	Represents net amortization of intangible assets related to above market rate and below market rate energy revenue contracts included within operating revenues.

Consolidated Results of Operations

For periods prior to the IPO, our consolidated results of operations represent the combination of TerraForm Power and Terra LLC, our accounting predecessor. For all periods subsequent to the IPO, the amounts shown in the table below represent the results of Terra LLC, which are consolidated by TerraForm Power through its controlling interest. The operating results of
Terra LLC for the three and six months ended June 30, 2015 exclude $2.2 million and $7.3 million, respectively, of stock-based compensation expense, which is reflected in the operating results of TerraForm Power. There was no stock-based compensation expense recorded during the three and six months ended June 30, 2014. The following table illustrates the unaudited consolidated results of operations for the three and six months ended June 30, 2015 compared to the same periods in the prior year:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Operating revenues, net	$130,046	$22,378	$200,561	$30,770
Operating costs and expenses:
Cost of operations	18,409	1,408	35,229	1,890
Cost of operations - affiliate	4,174	825	7,817	1,217
General and administrative	4,521	358	13,569	456
General and administrative - affiliate	17,857	2,142	24,775	3,732
Acquisition and related costs	6,664	1,235	20,386	1,235
Acquisition and related costs - affiliate	604	—	1,040	—
Formation and offering related fees and expenses	—	2,863	—	2,863
Depreciation, accretion and amortization	38,136	4,953	70,027	8,387
Total operating costs and expenses	90,365	13,784	172,843	19,780
Operating income	39,681	8,594	27,718	10,990
Other expenses:
Interest expense, net	35,961	24,621	72,816	32,148
(Gain) loss on extinguishment of debt, net	(11,386)	1,945	8,652	1,945
(Gain) loss on foreign currency exchange, net	(14,439)	79	(70)	674
Other, net	(803)	—	(323)	—
Total other expenses, net	9,333	26,645	81,075	34,767
Income (loss) before income tax expense (benefit)	30,348	(18,051)	(53,357)	(23,777)
Income tax expense (benefit)	1,214	(5,318)	1,169	(6,875)
Net income (loss)	29,134	(12,733)	(54,526)	(16,902)
Less: Predecessor loss prior to initial public offering on July 23, 2014	—	(13,204)	—	(17,012)
Less: Net income attributable to redeemable non-controlling interests	1,796	—	1,627	—
Less: Net income (loss) attributable to non-controlling interests	9,903	471	(45,472)	110
Net income (loss) attributable to Class A common stockholders	$17,435	$—	$(10,681)	$—

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Revenues, net

Operating revenues, net for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
Operating Revenues, net (in thousands, other than MW data)	2015	2014	Change
Energy:
Solar	$62,274	$12,421	$49,853
Wind	29,664	—	29,664
Incentives including affiliates:
Solar	33,194	9,957	23,237
Wind	4,914	—	4,914
Total operating revenues, net	$130,046	$22,378	$107,668

MWh Sold	944,306	145,411
Nameplate Megawatt Capacity (MW)¹	1,883.5	322.3
_________

(1)	Operational at end of period.

Energy revenues increased by $79.5 million during the three months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$14,958	$—	$14,958
Increase in energy revenues from acquisitions of operating renewable energy facilities from third parties	27,133	29,664	56,797
Increase in energy revenues from acquisitions of Call Right Projects from SunEdison	8,744	—	8,744
Amortization of acquired PPA intangible assets	(6,130)	—	(6,130)
Existing renewable energy facility energy revenue	5,148	—	5,148
	$49,853	$29,664	$79,517

Incentive revenue increased by $28.2 million during the three months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from projects achieving commercial operations	$3,480	$—	$3,480
Increase in incentive revenues from acquisitions of operating renewable energy facilities from third parties	9,079	4,914	13,993
Increase in incentive revenues from acquisitions of Call Right Projects from SunEdison	8,809	—	8,809
Existing renewable energy facility incentive revenue	1,869	—	1,869
	$23,237	$4,914	$28,151

Costs of Operations

Costs of operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
Cost of operations (in thousands)	2015	2014	Change
Cost of operations:
Solar	$9,373	$1,408	$7,965
Wind	9,036	—	9,036
Cost of operations - affiliate:
Solar	4,174	825	3,349
Wind	—	—	—
Total cost of operations	$22,583	$2,233	$20,350

Cost of operations increased $17.0 million during the three months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to projects achieving commercial operations	$1,144	$—	$1,144
Increase in cost of operations relating to acquisitions of operating renewable energy facilities from third parties	3,289	9,036	12,325
Increase in cost of operations relating to acquisitions of Call Right Projects from SunEdison	1,730	—	1,730
Existing renewable energy facility cost of operations	1,802	—	1,802
	$7,965	$9,036	$17,001

Cost of operations - affiliate increased $3.3 million during the three months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to projects achieving commercial operations	$860	$—	$860
Increase in cost of operations from acquisitions - affiliate of operating renewable energy facilities relating to third parties	1,388	—	1,388
Increase in cost of operations - affiliate relating to acquisitions of Call Right Projects from SunEdison	522	—	522
Existing renewable energy facility cost of operations - affiliate	579	—	579
	$3,349	$—	$3,349

General and Administrative

General and administrative expenses for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
General and administrative (in thousands)	2015	2014	Change
General and administrative:
Project-level	$2,191	$356	$1,835
Corporate	2,330	2	2,328
General and administrative - affiliate:
Corporate	17,857	2,142	15,715
Total general and administrative	$22,378	$2,500	$19,878

General and administrative expense increased by $4.2 million compared to the three months ended June 30, 2014, and general and administrative—affiliate expense decreased by $15.7 million compared to the three months ended June 30, 2014 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase due to stock-based compensation expense	$2,330	$—
Increases project-level costs related to owning more renewable energy facilities	1,833	—
Increased corporate costs due to growth and additional costs related to being a public company	—	15,715
Total change	$4,163	$15,715

Pursuant to the MSA, we made cash payments to SunEdison of $1.3 million for general and administrative services provided to us for the three months ended June 30, 2015. General and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $7.3 million during the three months ended June 30, 2015, compared to $1.2 million during the same period in 2014. These fees primarily consist of bridge commitment fees, investment banker advisory fees and professional fees for legal and accounting services related to the acquisitions completed during the period, including $0.6 million paid by SunEdison pursuant to the MSA.

Formation and Offering Related Fees and Expenses

There were no formation and offering related fees and expenses, including amounts related to affiliates, during the three months ended June 30, 2015. Formation and offering related fees and expenses, including amounts related to affiliates, were $2.9 million during the three months ended June 30, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services not directly related to the Company's initial public offering.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $33.2 million during the three months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to projects achieving commercial operations	$5,384	$—	$5,384
Increases in depreciation, accretion and amortization relating to acquisitions of operating renewable energy facilities from third parties	10,583	8,599	19,182
Increases in depreciation, accretion and amortization relating to acquisitions of Call Right Projects from SunEdison	6,738	—	6,738
Increases in depreciation, accretion and amortization relating to existing renewable energy facility revenue	1,879	—	1,879
	$24,584	$8,599	$33,183

Interest Expense, Net

Interest expense, net increased by $11.3 million during the three months ended June 30, 2015, compared to the same period in 2014, primarily due to increased indebtedness related to construction financings and financing lease arrangements at the project-level as well as increased borrowings. The Company did not receive an equity contribution from SunEdison in connection with SunEdison's payment obligations under the Interest Payment Agreement during the three months ended June 30, 2015.

	Three Months Ended June 30,
(In thousands)	2015	2014	Change
Corporate-level	$16,820	$17,191	$(371)
Project-level:
Solar	19,047	7,430	11,617
Wind	94	—	94
Total interest expense, net	$35,961	$24,621	$11,340

(Gain) Loss on Extinguishment of Debt, net

We incurred a net gain on extinguishment of debt of $11.4 million for the three months ended June 30, 2015, which was due to termination of financing lease obligations upon acquisition of the Duke Energy operating facility. Net loss on extinguishment of debt of $1.9 million for the three months ended June 30, 2014 was due to the termination of our capital lease obligations upon acquiring the lessor interest in the Alamosa project renewable energy facilities. The net (gain) loss on extinguishment of project-level indebtedness for the three months ended June 30, 2015 and 2014 related to the following renewable energy facility portfolios:

	Three Months Ended June 30,
(Gain) Loss on Extinguishment of Debt	2015	2014
Duke Energy	$(11,386)	$—
Alamosa	—	1,945
Total net (gain) loss on extinguishment of debt	$(11,386)	$1,945

Gain on Foreign Currency Exchange, net

We incurred a net gain on foreign currency exchange of $14.4 million for the three months ended June 30, 2015, primarily due to an unrealized gain on the remeasurement of intercompany loans that are denominated in British pounds due to the weakening of the U.S. Dollar against the British Pound. These amounts were offset by other inconsequential foreign currency fluctuations.

Income Tax Provision

Income tax expense was $1.2 million for the three months ended June 30, 2015, compared to an income tax benefit of $5.3 million during the same period in 2014. For the three months ended June 30, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests was $9.9 million for the three months ended June 30, 2015. This was the result of a $21.5 million gain attributable to SunEdison's and Riverstone's interest in Terra LLC's net income during the three months ended June 30, 2015 and a $11.6 million loss attributable to project-level non-controlling interests. Net income attributable to non-controlling interests was $0.5 million for the three months ended June 30, 2014 and was solely attributable to project-level non-controlling interests.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Revenues, net

Operating revenues, net for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
Operating Revenues, net (in thousands, other than MW data)	2015	2014	Change
Energy:
Solar	$97,981	$19,107	$78,874
Wind	44,861	—	44,861
Incentives including affiliates:
Solar	45,857	11,663	34,194
Wind	11,862	—	11,862
Total operating revenues, net	$200,561	$30,770	$169,791

MWh Sold	1,546,127	190,798
Nameplate Megawatt Capacity (MW)¹	1,883.5	322.3
_________

(1)	Operational at end of period.

Energy revenues increased by $123.7 million during the six months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$20,794	$—	$20,794
Increase in energy revenues from acquisitions of operating renewable energy facilities from third parties	42,232	44,861	87,093
Increase in energy revenues from acquisitions of Call Right Projects from SunEdison	9,912	—	9,912
Amortization of acquired PPA intangible assets	(5,793)	—	(5,793)
Existing renewable energy facility energy revenue	11,729	—	11,729
	$78,874	$44,861	$123,735

Incentive revenue increased by $46.1 million during the six months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from projects achieving commercial operations	$5,257	$—	$5,257
Increase in incentive revenues from acquisitions of operating renewable energy facilities from third parties	13,773	11,862	25,635
Increase in incentive revenues from acquisitions of Call Right Projects from SunEdison	9,653	—	9,653
Existing renewable energy facility incentive revenue	5,511	—	5,511
	$34,194	$11,862	$46,056

Costs of Operations

Costs of operations for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
Cost of operations (in thousands)	2015	2014	Change
Cost of operations:
Solar	$16,345	$1,890	$14,455
Wind	18,884	—	18,884
Cost of operations - affiliate:
Solar	7,817	1,217	6,600
Wind	—	—	—
Total cost of operations	$43,046	$3,107	$39,939

Cost of operations increased $33.3 million during the six months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to projects achieving commercial operations	$2,236	$—	$2,236
Increase in cost of operations relating to acquisitions of operating renewable energy facilities from third parties	6,183	18,884	25,067
Increase in cost of operations relating to acquisitions of Call Right Projects from SunEdison	2,394	—	2,394
Existing renewable energy facility cost of operations	3,642	—	3,642
	$14,455	$18,884	$33,339

Cost of operations - affiliate increased $6.6 million during the six months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to projects achieving commercial operations	$1,716	$—	$1,716
Increase in cost of operations from acquisitions - affiliate of operating renewable energy facilities relating to third parties	2,780	—	2,780
Increase in cost of operations - affiliate relating to acquisitions of Call Right Projects from SunEdison	865	—	865
Existing renewable energy facility cost of operations - affiliate	1,239	—	1,239
	$6,600	$—	$6,600

General and Administrative

General and administrative expenses for the six months ended June 30, 2015 and 2014 were as follows:

	Six months ended June 30,
General and administrative (in thousands)	2015	2014	Change
General and administrative:
Project-level	$6,095	$454	$5,641
Corporate	7,474	2	7,472
General and administrative - affiliate:
Corporate	24,775	3,732	21,043
Total general and administrative	$38,344	$4,188	$34,156

General and administrative expense increased by $13.1 million compared to the six months ended June 30, 2014, and general and administrative—affiliate expense increased by $21.0 million compared to the six months ended June 30, 2014 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase due to stock-based compensation expense	$7,474	$—
Increases project-level costs related to owning more renewable energy facilities	5,639	—
Increased corporate costs due to growth and additional costs related to being a public company	—	21,043
Total change	$13,113	$21,043

Pursuant to the MSA, we made cash payments to SunEdison of $2.0 million for general and administrative services provided to us for the six months ended June 30, 2015. General and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $21.4 million during the six months ended June 30, 2015, compared to $1.2 million during the same period in 2014. These fees primarily consist of bridge commitment fees, investment banker advisory fees and professional fees for legal and accounting services related to the acquisitions completed during the period, including $1.0 million paid by SunEdison pursuant to the MSA.

Formation and Offering Related Fees and Expenses

There were no formation and offering related fees and expenses, including amounts related to affiliates, during the six months ended June 30, 2015. Formation and offering related fees and expenses, including amounts related to affiliates, were $2.9 million during the six months ended June 30, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services not directly related to the Company's initial public offering.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $61.6 million during the six months ended June 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to projects achieving commercial operations	$9,887	$—	$9,887
Increases in depreciation, accretion and amortization relating to acquisitions of operating renewable energy facilities from third parties	20,537	14,735	35,272
Increases in depreciation, accretion and amortization relating to acquisitions of Call Right Projects from SunEdison	7,970	—	7,970
Increases in depreciation, accretion and amortization relating to existing renewable energy facility revenue	8,511	—	8,511
	$46,905	$14,735	$61,640

Interest Expense, Net

Interest expense, net, increased by $40.7 million during the six months ended June 30, 2015, compared to the same period in 2014, primarily due to increased indebtedness related to construction financings and financing lease arrangements at the project-level. During the six months ended June 30, 2015, the Company received $4.0 million of equity contributions from SunEdison in connection with SunEdison's payment obligations under the Interest Payment Agreement.

	Six Months Ended June 30,
(In thousands)	2015	2014	Change
Corporate-level	$36,580	$17,718	$18,862
Project-level:
Solar	35,385	14,430	20,955
Wind	851	—	851
Total interest expense, net	$72,816	$32,148	$40,668

Loss on Extinguishment of Debt, net

We incurred a net loss on the extinguishment of debt of $8.7 million for the six months ended June 30, 2015, primarily due to the termination of the Term Loan and related interest rate swap, the exchange of the previous revolver to the Revolver, prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date and termination of financing lease obligations upon acquisition of the Duke Energy operating facility. Net loss on the extinguishment of debt of $1.9 million for the six months ended June 30, 2014 was due to the termination of our capital lease obligations upon acquiring the lessor interest in the Alamosa project renewable energy facilities. The net loss on extinguishment of project-level indebtedness for the six months ended June 30, 2015 related to the following renewable energy facility portfolios:

	Six Months Ended June 30,
Loss (Gain) on Extinguishment of Debt	2015	2014
Term Loan extinguishment and related fees	$12,320	$—
Revolver	1,306	—
First Wind	6,412	—
Duke Energy	(11,386)	—
Alamosa	—	1,945
Total net loss on extinguishment of debt	$8,652	$1,945

Gain on Foreign Currency Exchange, net

We incurred a net gain on foreign currency exchange of $0.1 million for the six months ended June 30, 2015, primarily due to an unrealized gain on the remeasurement of intercompany loans which are denominated in British pounds. These amounts were offset by other inconsequential foreign currency fluctuations.

Income Tax Provision

Income tax expense was $1.2 million for the six months ended June 30, 2015, compared to an income tax benefit of $6.9 million during the same period in 2014. For the six months ended June 30, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests was $45.5 million for the six months ended June 30, 2015. This was the result of a $8.9 million loss attributable to SunEdison's and Riverstone's interest in Terra LLC's net loss during the six months ended June 30, 2015 and a $36.6 million loss attributable to project-level non-controlling interests. Net loss attributable to non-controlling interests was $0.1 million for the six months ended June 30, 2014 and was solely attributable to project-level non-controlling interests.

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

Liquidity Position

Total liquidity as of June 30, 2015 was approximately $1,069.6 million, comprised of cash and restricted cash of $473.6 million and availability under the Revolver of $596.0 million. As of December 31, 2014, our total liquidity was approximately $764.6 million, comprised of cash and restricted cash of $549.6 million and availability under the Revolver of $215.0 million. Management believes that our liquidity position and cash flows from operations will be adequate to finance growth, operating and maintenance capital expenditures, and to fund dividends to holders of our Class A common stock and other liquidity commitments. Management continues to regularly monitor our ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management as our long-term growth will require additional capital.

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

Uses of Liquidity

Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) cash dividends to investors. Generally, once commercial operation is reached, renewable power facilities do not require significant capital expenditures to maintain operating performance.

Debt Service Obligations

The aggregate amounts of payments on long-term debt including financing lease obligations, and excluding amortization of debt discounts and premiums, due after June 30, 2015 are as follows:

(In thousands)	Remainder of 2015¹	2016²	2017	2018	2019	Thereafter	Total
Maturities of long-term debt as of June 30, 2015	$98,159	$310,066	$37,864	$39,374	$50,229	$1,733,813	$2,269,505
—————

(1)	The amount of long-term debt due in 2015 includes $65.4 million of construction debt for the U.S. Call Right Projects.

(2)	The amount of long-term debt due in 2016 includes GBP 172.6 million (USD $271.3 million) of debt for the Fairwinds & Crundale facilities and the U.K. Call Right Projects.

Acquisitions

We expect to continue to acquire additional renewable energy facilities from SunEdison and from unaffiliated third parties. Although we have no commitments to make any such acquisitions from SunEdison, we expect to acquire certain of the Call Right Projects, ROFO Projects and projects held in multiple warehouses owned by SunEdison in the near future.

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

Pursuant to the Amended Interest Payment Agreement, SunEdison has agreed to pay amounts equal to a portion of each scheduled interest payment on the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts will be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the original Interest Payment Agreement, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the original Interest Payment Agreement) may not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison will also not be obligated to pay any amounts payable under the Senior Notes due 2023 in connection with an acceleration of the indebtedness thereunder.

The Amended Interest Payment Agreement may be terminated early by mutual written agreement of SunEdison and Terra Operating and will automatically terminate upon the repayment in full of all outstanding indebtedness under the Senior Notes due 2023 or a specified change of control of TerraForm Power, Terra LLC or Terra Operating. The agreement may also be terminated at the election of SunEdison, Terra LLC or Terra Operating if any of them experiences certain events relating to bankruptcy or insolvency. Any decision by Terra LLC or Terra Operating to terminate the Amended Interest Payment Agreement must have the prior approval of a majority of the members of TerraForm Power’s Corporate Governance and Conflicts Committee of its board of directors.

Cash Dividends to Investors

We intend to pay regular quarterly cash dividends to holders of our Class A common stock on or about the 75th day following the last day of each fiscal quarter.

On May 7, 2015, the Company declared a quarterly dividend for the first quarter on the Company's Class A common stock of $0.325 per share, or $1.30 per share on an annualized basis. The first quarter dividend was paid on June 15, 2015 to shareholders of record as of June 1, 2015.

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

There were no IDR payments made by the Company during the three months ended June 30, 2015.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash (used in) provided by operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$35,300	$12,236	$23,064
Net cash used in investing activities	(1,376,554)	(702,907)	(673,647)
Net cash provided by financing activities	1,263,728	705,543	558,185

Net Cash (Used In) Provided By Operating Activities

The increase in net cash used in operating activities is driven by an increase in operating income, excluding the impact of non-cash items compared to the six months ended June 30, 2014.

Net Cash Used In Investing Activities

The change in net cash used in investing activities includes $351.3 million of cash paid to third parties for the construction of renewable energy facilities and $1,004.8 million of cash paid for third party acquisitions. When SunEdison contributes projects, we recast our cash flow statement to present construction costs incurred by SunEdison as if they were our construction costs. SunEdison continues to maintain the construction related liabilities for all renewable energy facilities. Net cash used in investing activities for the six months ended June 30, 2014 was $702.9 million, which includes $524.1 million of cash paid to SunEdison and third parties for the construction of solar generation facilities, $191.1 million of cash paid to third parties for acquisitions of solar generation facilities, and changes in restricted cash in accordance with the restrictions in our debt agreements

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $1,263.7 million, which consisted of $921.6 million of net proceeds from our equity offering and $946.0 million of proceeds from the issuance of Senior Notes due 2023, offset by $573.5 million repayment of our term loan, and dividend and distribution payments of $33.9 million. Net cash provided by financing activities for the six months ended June 30, 2014 was $705.5 million, which was primarily attributable to $551.6 million of net proceeds from construction and term debt financing arrangements to fund the acquisition of projects from third party developers prior to our IPO.

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

In April 2015, the FASB issued ASU No. 2015-06 Earnings Per Share, which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control. ASU No. 2015-06 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. We are evaluating the impact of this standard on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 Inventory, which requires inventory that is measured using the first-in, first-out method or average cost method to be measured at the lower of cost and net realizable value. ASU No. 2015-10 is effective for us for our fiscal year ending December 31, 2017 and interim periods therein. We are evaluating the impact of this standard on our SREC inventory.

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

Interest Rate Risk

As of June 30, 2015, the estimated fair value of our debt was $2,311.4 million and the carrying value of our debt was $2,266.9 million. We estimate that a 100 bps, or 1%, increase or decrease in market interest rates would have increased or decreased the fair value of our long-term debt by $138.2 million.

As of June 30, 2015, our corporate-level debt consisting of the Senior Notes due 2023 and the Revolver were at fixed and variable rates, respectively. We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate.

As of June 30, 2015, our project-level debt was at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project-level debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps would have increased or decreased our earnings by $1.1 million for the six months ended June 30, 2015.

Foreign Currency Risk

During the six months ended June 30, 2014, we generated operating revenues in the United States and its unincorporated territories, the United Kingdom, and Chile, with all of our revenues being denominated in U.S. dollars and British pounds. During the six months ended June 30, 2015, we generated operating revenues in the United States, Puerto Rico, Canada, the United Kingdom, and Chile, with all of our revenues being denominated in U.S. dollars, Canadian dollars, and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in British pounds and Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 1% increase or decrease in foreign exchange rates would have increased or decreased our earnings by $0.8 million for the six months ended June 30, 2015.

Commodity Risk

We use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which the Company receives a fixed price based on specified quantities of electricity and pays the counterparty a floating market price based on the same specified quantity of electricity. We estimate that a hypothetical 10% increase or decrease in electricity sales prices would have decreased or increased our earnings by $7.7 million for the six months ended June 30, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Daniel Gerber v. Wiltshire Council

On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build the Company’s 11.2 MW Norrington renewable energy facility in Wiltshire, England. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel have advised us that the quashing of this planning permission deviates significantly from established case law. The Company filed its appeal of this ruling on March 25, 2015. The appeal was granted and the hearing is scheduled to be held in January 2016. At this time, the Company does not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of June 30, 2015, no such accrual has been recorded in the consolidated financial statements. The renewable energy facility was constructed by SunEdison pursuant to an engineering, procurement and construction agreement, under which SunEdison assumed development and construction risk. If the ultimate outcome of this case were unfavorable and no replacement permit could be obtained, the Company would therefore be able recover its investment in this project from SunEdison.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibit Index following the Signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

		By:	/s/ ALEJANDRO HERNANDEZ
Date:	August 6, 2015		Name:	Alejandro ("Alex") Hernandez
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Second Amendment, dated as of May 1, 2015, to the Amended and Restated Operating Agreement of Terra LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2015).

10.1
First Supplemental Indenture, dated as of June 11, 2015, among TerraForm Power Operating, LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 12, 2015).

10.2	Purchase and Sale Agreement, dated as of June 30, 2015, by and among TerraForm IWG Acquisition Holdings, LLC and Invenergy Wind Global LLC.

10.3
Asset Purchase and Sale Agreement, dated as of June 30, 2015, by and among TerraForm IWG Ontario Holdings LLC and Invenergy Wind Canada Green Holdings ULC, Invenergy Wind Global LLC, Marubeni Corporation and Caisse de Dépôt et Placement du Québec.

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