Form 10-Q
period 2015-09-30
TerraForm Power, Inc.
filed 2015-11-09
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of October 31, 2015, there were 80,033,122 shares of Class A common stock outstanding and 60,364,154 shares of Class B common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues, net	$163,291	$53,566	$363,852	$84,336
Operating costs and expenses:
Cost of operations	15,201	4,224	50,430	6,114
Cost of operations - affiliate	6,840	2,814	14,657	4,031
General and administrative	7,518	2,984	21,087	3,767
General and administrative - affiliate	14,636	5,051	39,411	8,783
Acquisition and related costs	11,294	1,302	31,680	2,537
Acquisition and related costs - affiliate	—	2,826	1,040	2,826
Formation and offering related fees and expenses	—	536	—	3,399
Depreciation, accretion and amortization	43,667	13,245	113,694	21,632
Total operating costs and expenses	99,156	32,982	271,999	53,089
Operating income	64,135	20,584	91,853	31,247
Other expenses:
Interest expense, net	48,786	22,906	121,602	54,552
(Gain) loss on extinguishment of debt, net	—	(9,580)	8,652	(7,635)
Loss on foreign currency exchange, net	9,825	6,240	9,755	6,914
Other, net	1,433	80	1,110	582
Total other expenses, net	60,044	19,646	141,119	54,413
Income (loss) before income tax expense (benefit)	4,091	938	(49,266)	(23,166)
Income tax expense (benefit)	1,673	2,806	2,842	(4,069)
Net income (loss)	2,418	(1,868)	(52,108)	(19,097)
Less: Pre-acquisition net (loss) income of projects acquired from SunEdison	(2,743)	(347)	7,892	(1,059)
Less: Predecessor income (loss) prior to IPO on July 23, 2014	—	6,270	—	(10,357)
Net income (loss) subsequent to IPO and excluding pre-acquisition net (loss) income of projects acquired from SunEdison	5,161	(7,791)	(60,000)	(7,681)
Less: Net income attributable to redeemable non-controlling interests	6,949	—	8,576	—
Less: Net loss attributable to non-controlling interests	(968)	(3,777)	(46,440)	(3,667)
Net loss attributable to Class A common stockholders	$(820)	$(4,014)	$(22,136)	$(4,014)

Weighted average number of shares:
Class A common stock - Basic and diluted	77,522	27,066	61,777	27,066
Loss per share:
Class A common stock - Basic and diluted	$(0.03)	$(0.15)	$(0.39)	$(0.15)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,418	$(1,868)	$(52,108)	$(19,097)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(3,363)	(3,297)	(2,786)	(2,724)
Hedging activities:
Net unrealized losses arising during the period	(1,135)	(351)	(2,955)	(351)
Reclassification of net realized losses into earnings	129	—	3,336	—
Other comprehensive loss, net of tax	(4,369)	(3,648)	(2,405)	(3,075)
Total comprehensive loss	(1,951)	(5,516)	(54,513)	(22,172)
Less: Pre-acquisition comprehensive (loss) income of projects acquired from SunEdison	(2,743)	(347)	7,892	(1,059)
Less: Predecessor comprehensive income (loss) prior to IPO on July 23, 2014	—	5,697	—	(10,357)
Comprehensive income (loss) subsequent to IPO and excluding pre-acquisition comprehensive (loss) income of projects acquired from SunEdison	792	(10,866)	(62,405)	(10,756)
Less comprehensive (loss) income attributable to non-controlling interests:
Net loss attributable to non-controlling interests	(968)	(3,777)	(46,440)	(3,667)
Foreign currency translation adjustments	(1,447)	(1,898)	(1,132)	(1,898)
Hedging activities	(759)	(244)	39	(244)
Comprehensive loss attributable to non-controlling interests	(3,174)	(5,919)	(47,533)	(5,809)
Comprehensive income (loss) attributable to Class A stockholders	$3,966	$(4,947)	$(14,872)	$(4,947)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

ASSETS	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$635,821	$468,554
Restricted cash, including consolidated variable interest entities of $41,976 and $39,898 in 2015 and 2014, respectively	90,181	70,545
Accounts receivable, including consolidated variable interest entities of $48,754 and $16,921 in 2015 and 2014, respectively	117,713	32,036
Prepaid expenses and other current assets	47,627	22,637
Total current assets	891,342	593,772

Renewable energy facilities, net, including consolidated variable interest entities of $1,821,857 and $1,466,223 in 2015 and 2014, respectively	3,981,751	2,646,860
Intangible assets, net, including consolidated variable interest entities of $256,285 and $259,004 in 2015 and 2014, respectively	515,755	361,673
Deferred financing costs, net	56,655	42,741
Deferred income taxes	—	4,606
Other assets	89,009	29,419
Total assets	$5,534,512	$3,679,071

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2015	December 31, 2014
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated variable interest entities of $84,001 and $20,907 in 2015 and 2014, respectively	$115,203	$100,488
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $23,465 and $27,284 in 2015 and 2014, respectively	129,139	83,437
Deferred revenue	13,827	24,264
Due to SunEdison, net	14,522	193,080
Total current liabilities	272,691	401,269
Other liabilities:
Long-term debt and financing lease obligations, less current portion, including consolidated variable interest entities of $612,032 and $620,853 in 2015 and 2014, respectively	2,431,182	1,599,277
Deferred revenue, including consolidated variable interest entities of $67,756 and $51,943 in 2015 and 2014, respectively	76,273	52,214
Deferred income taxes, including consolidated variable interest entities of $38,125 and $3,012 in 2015 and 2014, respectively	39,106	7,877
Asset retirement obligations, including consolidated variable interest entities of $51,067 and $32,181 in 2015 and 2014, respectively	153,651	78,175
Other long-term liabilities	23,905	—
Total liabilities	2,996,808	2,138,812

Redeemable non-controlling interests	44,292	24,338
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding in 2015 and 2014	—	—
Class A common stock, $0.01 par value per share, 850,000,000 shares authorized, 80,029,737 and 42,217,984 issued and outstanding in 2015 and 2014, respectively.	776	387
Class B common stock, $0.01 par value per share, 140,000,000 shares authorized, 60,364,154 and 64,526,654 issued and outstanding in 2015 and 2014, respectively.	604	645
Class B1 common stock, $0.01 par value per share, 260,000,000 shares authorized, zero and 5,840,000 issued and outstanding in 2015 and 2014, respectively.	—	58
Additional paid-in capital	1,260,616	497,556
Accumulated deficit	(39,861)	(25,617)
Accumulated other comprehensive loss	(2,949)	(1,637)
Total TerraForm Power, Inc. stockholders' equity	1,219,186	471,392
Non-controlling interests	1,274,226	1,044,529
Total non-controlling interests and stockholders' equity	2,493,412	1,515,921
Total liabilities, non-controlling interests and stockholders' equity	$5,534,512	$3,679,071

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

													Non-controlling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Class B1 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss			Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total	Capital			Total
Balance at December 31, 2014	—	$—	42,218	$387	64,526	$645	5,840	$58	$497,556	$(25,617)	$(1,637)	$471,392	$1,092,809	$(44,451)	$(3,829)	$1,044,529	$1,515,921
Issuance of Class A common stock related to the public offering, net of issuance costs	—	—	31,912	318	(4,162)	(41)	—	—	921,333	—	—	921,610	—	—	—	—	921,610
Riverstone exchange	—	—	5,840	58	—	—	(5,840)	(58)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	60	13	—	—	—	—	10,017	—	—	10,030	—	—	—	—	10,030
Net loss¹	—	—	—	—	—	—	—	—	—	(22,136)	—	(22,136)	—	(46,440)	—	(46,440)	(68,576)
Pre-acquisition net income of projects acquired from SunEdison	—	—	—	—	—	—	—	—	—	7,892	—	7,892	—	—	—	—	7,892
Dividends	—	—	—	—	—	—	—	—	(60,707)	—	—	(60,707)	—	—	—	—	(60,707)
Consolidation of non-controlling interests in acquired projects	—	—	—	—	—	—	—	—	—	—	—	—	104,546	—	—	104,546	104,546
Repurchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(54,694)	—	—	(54,694)	(54,694)
Net SunEdison investment	—	—	—	—	—	—	—	—	56,820	—	—	56,820	63,207	—	—	63,207	120,027
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1,312)	(1,312)	—	—	(1,093)	(1,093)	(2,405)
Sale of membership interests in projects	—	—	—	—	—	—	—	—	—	—	—	—	71,321	—	—	71,321	71,321
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(71,553)	—	—	(71,553)	(71,553)
Equity reallocation	—	—	—	—	—	—	—	—	(164,403)	—	—	(164,403)	164,403	—	—	164,403	—
Balance at September 30, 2015	—	$—	80,030	$776	60,364	$604	—	$—	$1,260,616	$(39,861)	$(2,949)	$1,219,186	$1,370,039	$(90,891)	$(4,922)	$1,274,226	$2,493,412
———

(1)	Excludes $8,576 of net income attributable to redeemable non-controlling interests.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(52,108)	$(19,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	10,030	1,567
Depreciation, accretion and amortization	113,694	21,632
Amortization of favorable and unfavorable revenue contracts	1,599	3,558
Amortization of deferred financing costs and debt discounts	25,307	16,842
Recognition of deferred revenue	(5,403)	(192)
Loss (gain) on extinguishment of debt, net	8,652	(16,315)
Unrealized gain on derivatives, net	(855)	—
Unrealized loss on foreign currency exchange	11,269	5,037
Deferred taxes	2,769	(4,068)
Changes in assets and liabilities:
Accounts receivable	(62,152)	(32,958)
Prepaid expenses and other current assets	6,807	(12,948)
Accounts payable, accrued interest, and other current liabilities	20,604	28,402
Deferred revenue	19,025	37,473
Due to SunEdison, net	(196)	(8,579)
Other, net	6,214	6,424
Net cash provided by operating activities	105,256	26,778
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(426,682)	(766,836)
Other investments	(10,000)	—
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(1,004,403)	(355,536)
Due to SunEdison, net	(14,872)	—
Change in restricted cash	(23,262)	—
Net cash used in investing activities	$(1,479,219)	$(1,122,372)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	$921,610	$433,621
Change in restricted cash for principal debt service	—	28,630
Proceeds from Senior Notes due 2023	945,962	—
Proceeds from Senior Notes due 2025	300,000	—
Proceeds from term loan	—	300,000
Proceeds from bridge loan	—	400,000
Repayment of bridge loan	—	(400,000)
Repayment of term loan	(573,500)	—
Proceeds from Revolver	235,000	—
Repayment of Revolver	(235,000)	—
Borrowings of project-level long-term debt	276,915	198,337
Principal payments on project-level long-term debt	(148,764)	(117,051)
Due to SunEdison, net	(147,370)	146,246
Contributions from non-controlling interests	82,876	6,312
Distributions to non-controlling interests	(21,637)	(151)
Repurchase of non-controlling interest	(54,694)	—
Distributions to SunEdison and affiliates	(51,777)	—
Net SunEdison investment	123,196	401,132
Payment of dividends	(60,707)	—
Debt prepayment premium	(6,412)	—
Payment of deferred financing costs	(43,088)	(42,821)
Net cash provided by financing activities	1,542,610	1,354,255
Net increase in cash and cash equivalents	168,647	258,661
Effect of exchange rate changes on cash and cash equivalents	(1,380)	(342)
Cash and cash equivalents at beginning of period	468,554	1,044
Cash and cash equivalents at end of period	$635,821	$259,363

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $6,801 and $8,592, respectively	$74,426	$16,064
Cash paid for income taxes	—	—
Schedule of non-cash activities:
Additions of asset retirement obligation (ARO) assets and liabilities	$39,976	$15,302
ARO assets and obligations from acquisitions	31,361	17,932
Long-term debt assumed in connection with acquisitions	63,293	526,390
Issuance of warrant	—	6,494
Amortization of deferred financing costs included as construction in progress	—	11,892
Decrease in due to SunEdison in exchange for equity	—	72,019
Issuance of B1 common stock to Riverstone for Mt. Signal	—	145,828
Issuance of Class B common stock and Class B Terra LLC units to SunEdison for Mt. Signal acquisition	—	146,000
Non-controlling interest in Terra LLC (Class B units) issued in connection with the initial public offering	—	632,652
Write off of pre-IPO U.S. deferred tax assets and liabilities	—	3,616
Deferred purchase price for acquisitions	—	9,278

See accompanying notes to unaudited condensed consolidated financial statements

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

1. BASIS OF PRESENTATION

TerraForm Power, Inc. and subsidiaries (the "Company") is a subsidiary of SunEdison, Inc. (together, with its consolidated subsidiaries, excluding the Company, "SunEdison"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s ("SEC") regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2014. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's unaudited condensed consolidated financial position as of September 30, 2015, the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, the Company used estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. Such estimates also affect the reported amounts of revenues, expenses and cash flows during the reporting period. To the extent there are material differences between the estimates and actual results, the Company's future results of operations would be affected.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This standard will become effective for the Company on January 1, 2018. Early application is permitted but not before January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated statements of operations and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for the Company for the fiscal year ending December 31, 2016 and interim periods therein. The Company is evaluating the impact of this standard on its consolidated statements of financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements, in which an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of ASU 2015-03 and ASU 2015-15 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-06 Earnings Per Share, which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control.

ASU No. 2015-06 is effective for the Company for the fiscal year ending December 31, 2016 and interim periods therein. The Company does not expect this standard will have an effect on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for the Company on a prospective basis on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company is currently evaluating the impact of ASU No. 2015-16 on its consolidated financial statements.

2. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL

Recast of Historical Financial Statements

The Company is required to recast historical financial statements when renewable energy facilities are acquired from SunEdison. The recast reflects the assets and liabilities and the results of operations of the acquired renewable energy facilities for the period the facilities were owned by SunEdison, which is in accordance with applicable rules over transactions between entities under common control. The Company has modified the presentation of its condensed consolidated statement of operations to separate pre-acquisition net (loss) income of projects acquired from SunEdison from net loss attributable to Class A common stockholders.

During the nine months ended September 30, 2015, the Company acquired renewable energy facilities with a combined nameplate capacity of 347.2 MW from SunEdison, which resulted in a recast of the consolidated balance sheet as of December 31, 2014, and the related consolidated statement of cash flows for the nine months ended September 30, 2015. One of these facilities was in operation in 2014, which resulted in a recast of the condensed consolidated statement of operations and condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2014.

The following table presents changes to the Company's previously reported consolidated balance sheet as of December 31, 2014 included in the Company's Current Report on Form 8-K dated September 4, 2015:

(In thousands) Balance Sheet Caption	As Previously Recasted	Recast Adjustments	As Recasted
Renewable energy facilities, net	$2,637,139	$9,721	$2,646,860
Change in total assets		$9,721

Current portion of long-term debt	$97,412	$3,076	$100,488
Due to SunEdison, net	186,435	6,645	193,080
Change in total liabilities		$9,721

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents changes to the Company's previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2014:

(In thousands) Statement of Cash Flows Caption	As Reported	Recast Adjustments	As Recasted
Cash flows from operating activities:
Depreciation, accretion and amortization	$21,053	$579	$21,632
Changes in assets and liabilities:
Accounts receivable	(32,937)	(21)	(32,958)
Accounts payable, accrued interest, and other current liabilities	28,738	(336)	28,402
Other, net	6,376	48	6,424
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(614,056)	(152,780)	(766,836)
Cash flows from financing activities:
Borrowings of project-level long-term debt	191,073	7,264	198,337
Payment of deferred financing costs	(42,880)	59	(42,821)
Due to SunEdison, net	—	146,246	146,246
Net increase in cash and cash equivalents	258,661	—	258,661
Effect of exchange rate changes on cash and cash equivalents	(342)	—	(342)
Cash and cash equivalents at end of period	259,363	—	259,363

The following table presents changes to the Company's previously reported condensed consolidated statement of operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands) Statement of Operations Caption	As Reported	Recast Adjustments	As Recasted	As Reported	Recast Adjustments	As Recasted
Operating revenues, net	$53,221	$345	$53,566	$83,298	$1,038	$84,336
Change in total operating revenues		$345			$1,038

Cost of operations	$4,205	$19	$4,224	$6,051	$63	$6,114
Cost of operations - affiliate	2,774	40	2,814	3,911	120	4,031
Depreciation, accretion and amortization	13,052	193	13,245	21,053	579	21,632
Interest expense, net	22,466	440	22,906	53,217	1,335	54,552
Change in costs and expenses		692			2,097
Change in net loss		$(347)			$(1,059)

Acquisitions of Renewable Energy Facilities from SunEdison

The assets and liabilities transferred to the Company for the acquisitions of renewable energy facilities relate to interests under common control with SunEdison, and accordingly, have been recorded at historical cost. The difference between the cash purchase price and historical cost of the net assets acquired has been recorded as a distribution to SunEdison, which reduced the balance of its non-controlling interest in the Company.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the renewable energy facilities acquired by the Company from SunEdison through a series of transactions:

			Nine Months Ended September 30, 2015			As of September 30, 2015
Facility Size	Type	Location	Nameplate Capacity (MW)	Number of Sites	Initial Cash Paid	Estimated Cash Due to SunEdison[1]	Debt Assumed[2]	Debt Transferred[3]
Distributed Generation	Solar	U.S.	71.9	48	$116,541	$15,159	$—	$—
Residential	Solar	U.S.	6.3	889	11,715	—	—	—
Utility	Solar	U.S.	54.7	9	17,779	66,464	—	60,903
Utility	Solar	U.K.	214.3	14	141,949	9,417	210,501	—
Total			347.2	960	$287,984	$91,040	$210,501	$60,903
————

(1)	Represents a commitment by the Company to SunEdison which is not recorded on the Company's balance sheet as of September 30, 2015.

(2)	Represents debt recorded on the Company's balance sheet as of September 30, 2015. This debt was assumed by the Company as of the acquisition date.

(3)
Represents debt recorded on the Company's balance sheet as of September 30, 2015. This debt will be repaid by SunEdison during the fourth quarter of 2015 using cash proceeds paid by the Company to SunEdison for the acquisition of these facilities.

During the nine months ended September 30, 2015, the Company paid $245.4 million to SunEdison for the acquisition of renewable energy facilities that had achieved commercial operations as of September 30, 2015 and recorded a distribution to SunEdison of $14.6 million. Additionally, during the nine months ended September 30, 2015, the Company paid $42.6 million to SunEdison for facilities acquired from SunEdison that had not achieved commercial operations as of September 30, 2015.

Results of Operations

The following table is a summary of the results of operations for the renewable energy facilities acquired by the Company from SunEdison during the nine months ended September 30, 2015:

(In thousands)	Nine Months Ended September 30, 2015
Operating revenues, net	$28,880
Operating expenses	17,328
Operating income	11,552
Interest expense, net	6,858
Other income	6,160
Net income	$10,854

3. ACQUISITIONS

2015 Acquisitions

Acquisition of First Wind

On January 29, 2015, the Company, through TerraForm Power, LLC ("Terra LLC"), acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) 521.1 MW of operating renewable energy assets, including 500.0 MW of wind power plants and 21.1 MW of solar generation facilities (the “First Wind Acquisition”). The operating renewable energy assets the Company acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts and are contracted under power purchase agreements ("PPAs") or equivalent energy hedges and certain of the projects also receive revenue from renewable energy certificates ("RECs"). The cash purchase price for this acquisition was $810.4 million, net of cash acquired.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition of Northern Lights Solar Generation Facilities

On June 30, 2015, the Company acquired two utility scale, ground mounted solar generation facilities ("Northern Lights") from Invenergy Solar LLC. The facilities are located in Ontario, Canada and have a total nameplate capacity of 25.7 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2, and the PPAs have a weighted average remaining life of 18 years. The purchase price for this acquisition was 125.4 million Canadian Dollars ("CAD") (equivalent of $101.1 million), net of cash acquired, including the repayment of project-level debt and breakage fees for the termination of interest rate swaps.

Acquisition of Other Solar Generation Facilities

During the nine months ended September 30, 2015, the Company acquired 66 solar generation facilities with a combined nameplate capacity of 37.5 MW for a purchase price of $90.9 million, net of cash acquired, and $15.9 million of project-level debt assumed in a series of transactions with third parties. The facilities are located in Arizona, California, Connecticut, Massachusetts, New Jersey and Pennsylvania, as well as Ontario, Canada. The facilities are contracted under long-term PPAs with commercial and municipal customers and the PPAs have a weighted average remaining life of approximately 15 years.

Initial Accounting for the 2015 Acquisitions

The initial accounting for the 2015 acquisitions has not been completed because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts for these acquisitions, included in the table within the "Acquisition Accounting" section of this footnote below, are subject to revision until these evaluations are completed. The estimated fair value of assets, liabilities, and non-controlling interest pertaining to First Wind reflect the following changes from the previous period: an increase to renewable energy facilities of $9.2 million, an increase to accounts receivable of $3.1 million, an increase to intangible assets of $9.6 million, an increase to accounts payable and other-long term liabilities of $17.4 million and an increase to asset retirement obligations of $4.2 million.

The operating revenues and net income of the facilities acquired in 2015 reflected in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015 are $107.9 million and $34.2 million, respectively.

2014 Acquisitions

During the year ended December 31, 2014, the Company acquired various facilities referred to as Mt. Signal, Stonehenge Operating Projects, Capital Dynamics and Hudson Energy, as well as various other renewable energy facilities. The acquisition accounting for certain of these facilities was completed during 2015, at which point the provisional fair values became final.

The final estimated fair value of assets, liabilities and non-controlling interests is included in the table within the "Acquisition Accounting" section of this footnote below and do not reflect any material changes from amounts previously reported. The initial accounting for the acquisitions of Capital Dynamics and Hudson Energy are not complete because the evaluations necessary to assess the fair values of certain net assets acquired are still in process.

The estimated fair value of assets, liabilities, and non-controlling interest pertaining to Capital Dynamics reflect the following changes from the previous period: an increase of $2.1 million in accounts receivable, prepaid expenses, and other current assets, an increase of $31.7 million in renewable energy facilities, an increase of $26.8 million in deferred tax liabilities, and an increase of $6.3 million in other long-term liabilities. The provisional amounts for the Capital Dynamics and Hudson Energy acquisitions, included in the table within the "Acquisition Accounting" section of this footnote below, are subject to revision until these evaluations are completed. The acquisition accounting for Mt. Signal, Stonehenge Operating Projects and various other 2014 acquisitions were finalized in previous periods.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Nine Months Ended September 30,
(In thousands)	2015	2014
Total operating revenues, net	$380,567	$182,130
Net loss	30,265	11,152

Acquisition costs incurred by the Company related to third party acquisitions were $11.3 million and $32.7 million for the three and nine months ended September 30, 2015, respectively, as compared to $4.1 million and $5.4 million for the same periods the prior year. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate in the unaudited condensed consolidated statements of operations.

Acquisition Accounting

The estimated fair values of assets, liabilities and non-controlling interests pertaining to business combinations as of September 30, 2015, are as follows:

	2015 Preliminary			2014 Preliminary		2014 Final
(In thousands)	First Wind	Northern Lights	Other	Capital Dynamics	Other	Mt. Signal	Other
Renewable energy assets	$793,424	$75,218	$80,939	$251,694	$43,515	$649,570	$211,796
Accounts receivable	11,772	1,388	2,881	8,331	4,505	11,687	5,400
Intangible assets	124,800	25,773	31,284	74,319	14,549	119,767	107,676
Deferred income taxes	—	—	—	23,137	—	—	—
Restricted cash	6,630	—	827	15	3,019	22,165	11,700
Derivative assets	44,755	—	—	—	—	—	—
Other assets	23,180	11	331	348	4,557	12,621	4,495
Total assets acquired	1,004,561	102,390	116,262	357,844	70,145	815,810	341,067
Accounts payable, accrued expenses and other current liabilities	(9,854)	(440)	(409)	(1,478)	(1,475)	(22,725)	(1,540)
Long-term debt, including current portion	(47,400)	—	(15,893)	—	(24,546)	(413,464)	(111,610)
Deferred income taxes	—	—	—	(59,315)	—	—	(927)
Asset retirement obligations	(19,571)	(818)	(5,332)	(13,073)	(3,269)	(4,656)	(14,105)
Other long-term liabilities	(17,562)	—	—	(6,300)	(4,742)	—	—
Total liabilities assumed	(94,387)	(1,258)	(21,634)	(80,166)	(34,032)	(440,845)	(128,182)
Redeemable non-controlling interest	(3,300)	—	—	(20,496)	(2,250)	—	—
Non-controlling interest	(96,439)	—	(3,762)	—	(600)	(83,310)	(1,400)
Purchase price, net of cash acquired	$810,435	$101,132	$90,866	$257,182	$33,263	$291,655	$211,485

The acquired renewable energy facilities' non-financial assets represent estimates of the fair value of acquired PPAs and RECs based on significant inputs that are not observable in the market and thus represent a Level 3 measurement (as defined in Note 10. Fair Value Measurements). The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 1 to 25 years. See Note 5. Intangibles for additional disclosures related to the acquired intangible assets.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pending Acquisitions

Acquisition of Invenergy Wind Power Plants

On June 30, 2015, the Company entered into a definitive agreement to acquire net ownership of 930.0 MW of operating wind power plants from Invenergy Wind Global LLC (together with its subsidiaries, “Invenergy Wind”) for approximately $1.1 billion in cash and the assumption of approximately $818.0 million of project-level indebtedness. The Company has obtained commitments for a senior unsecured bridge facility of up to $860.0 million to fund the acquisition of these wind power plants (see Note 7. Long-term debt).

The Company is pursuing funding for the portfolio using a combination of cash on hand, assumption of debt, revolver draws and through structured financing arrangements with third party investors in which SunEdison is no longer expected to participate. The Company expects that any such financing arrangements would be structured similarly to warehouse transactions previously consummated by SunEdison and would involve debt and/or preferred security investments by third parties into one or more of the Company's subsidiaries holding these assets.

The wind power plants that the Company will acquire from Invenergy Wind have contracted PPAs with a weighted average remaining contract life of 19 years and an average counterparty credit rating of AA. Invenergy Wind will retain a 9.9% stake in the U.S. that the Company will acquire and will provide certain operation and maintenance services for such assets. Final closing of this acquisition is expected in the fourth quarter of 2015.

Acquisition of Vivint Solar Assets from SunEdison

On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") signed a definitive merger agreement (the “SunEdison/Vivint Merger Agreement”) pursuant to which SunEdison will acquire Vivint Solar for total consideration currently estimated at $1.6 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes. The SunEdison acquisition of Vivint Solar is expected to close in the fourth quarter of 2015 or the first quarter of 2016.

In connection with SunEdison's pending acquisition of Vivint Solar, the Company entered into a definitive purchase agreement (the “Vivint Purchase Agreement”) with SunEdison to acquire Vivint Solar's residential solar generation facilities (the “Vivint Operating Assets”) and an interim agreement (the “Vivint Interim Agreement”) relating to, among other items, the Company’s purchase of additional completed residential and small commercial solar systems for a five year period from the acquired business and the provision of operation and maintenance services by SunEdison for the Vivint Operating Assets.

The Vivint Purchase Agreement provides for, at the closing of the Vivint acquisition by SunEdison, the acquisition of solar systems with an expected nameplate capacity of up to 522.8 MW as of December 31, 2015, which would be valued at up to $922.0 million. In the event the value of the Vivint Operating Assets delivered is less than $922.0 million, the agreement provides that a portion of the purchase price representing the value of the shortfall will be an advance payment (in the form of an interest-bearing, short-term note) for future acquisition of residential systems or other renewable energy facilities from SunEdison. The Company intends to finance this acquisition with existing cash, availability under the Revolver and the assumption or incurrence of project-level debt or other corporate debt. Additionally, on July 20, 2015, the Company obtained commitments for a senior unsecured bridge facility (see Note 7. Long-term debt) which provides the Company with up to $960.0 million to fund the acquisition of the Vivint Operating Assets, including related acquisition costs, if the intended financing plan above cannot be achieved.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	September 30, 2015	December 31, 2014
Renewable energy facilities in service, at cost	$4,016,414	$2,241,728
Less accumulated depreciation - renewable energy facilities	(146,522)	(52,981)
Renewable energy facilities in service, net	3,869,892	2,188,747
Construction in progress - renewable energy facilities	111,859	458,113
Total renewable energy facilities, net	$3,981,751	$2,646,860

Depreciation expense related to renewable energy facilities was $35.7 million and $93.5 million for the three and nine months ended September 30, 2015, respectively, as compared to $12.3 million and $20.0 million for the same periods in the prior year.

Construction in progress represents $111.9 million of costs incurred to complete the construction of the facilities in the Company's current portfolio that were either contributed by or acquired from SunEdison. When projects are contributed or sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction. All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $2.0 million and $6.8 million for the three and nine months ended September 30, 2015, respectively, and as compared to $12.3 million and $20.5 million for the same periods in the prior year.

5. INTANGIBLES

The following table presents the gross carrying amount and accumulated amortization of intangibles as of September 30, 2015:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	14 years	$79,081	$(4,481)	$74,600
In-place value of market rate revenue contracts	18 years	446,061	(19,601)	441,760
Favorable rate land leases	19 years	15,300	(605)	14,695
Total intangible assets, net		$540,442	$(24,687)	$531,055

Unfavorable rate revenue contracts	6 years	$23,500	$(2,647)	$20,853

The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2014:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	21 years	$367,813	$(6,140)	$361,673

As of September 30, 2015 and December 31, 2014, the Company had intangible assets related to revenue contracts, representing long-term PPAs and REC agreements, and land leases that were obtained through acquisitions (see Note 3. Acquisitions). The revenue contract intangible assets are comprised of favorable rate PPAs and REC agreements and the in-place value of market rate PPAs and REC agreements. As of September 30, 2015, the Company also had intangible liabilities related to unfavorable rate REC agreements, which are classified as other long-term liabilities in the unaudited condensed consolidated balance sheet. These intangible assets and liabilities are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 25 years as of September 30, 2015.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization expense related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and nine months ended September 30, 2015, amortization expense related to favorable and unfavorable rate revenue contracts resulted in a decrease to operating revenues, net of $3.4 million and an increase to operating revenues, net of $1.6 million, respectively. Amortization expense was $2.8 million and 3.6 million during the three and nine months ended September 30, 2014, respectively, and resulted in an increase in operating revenues, net.

Amortization expense related to the in-place value of market rate revenue contracts and favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations as depreciation, accretion and amortization. During the three and nine months ended September 30, 2015, amortization expense related to the in-place value of market rate revenue contracts and favorable rate land leases were $6.0 million and $15.1 million, respectively. There was no amortization expense related to the in-place value of market rate revenue contracts and favorable rate land leases during the three and nine months ended September 30, 2014.

6. VARIABLE INTEREST ENTITIES

The Company is the primary beneficiary of 14 variable interest entities ("VIEs") in renewable energy facilities that were consolidated as of September 30, 2015, nine of which existed and were consolidated as of December 31, 2014. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse, project-level debt. No VIEs were deconsolidated during the nine months ended September 30, 2015 and 2014.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited condensed consolidated balance sheet are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Current assets	$107,841	$69,955
Non-current assets	2,107,300	1,756,276
Total assets	$2,215,141	$1,826,231
Current liabilities	$127,533	$64,324
Non-current liabilities	783,320	707,989
Total liabilities	$910,853	$772,313

The amounts shown above in the table exclude any potential VIEs under the First Wind Acquisition as the Company has not completed the initial acquisition accounting related to this business combination. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates) Description:	September 30, 2015	December 31, 2014	Interest Type	Current Interest Rate (%)	Financing Type
Corporate-level long-term debt:
Term Loan	$—	$573,500	Variable	5.33¹	Term debt
Senior Notes due 2023	950,000	—	Fixed	5.88	Senior notes
Senior Notes due 2025	300,000	—	Fixed	6.13	Senior notes
Project-level long-term debt:
Permanent financing	829,759	824,167	Blended[2]	6.0³	Term debt / Senior notes
Construction financing	331,690	174,458	Variable	3.8³	Construction debt
Financing lease obligations	137,394	126,167	Imputed	6.4³	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	2,548,843	1,698,292		6.2³
Less current maturities	(115,203)	(100,488)
Net unamortized (discount) premium	(2,458)	1,473
Long-term debt and financing lease obligations, less current portion	$2,431,182	$1,599,277
———

(1)	The Company entered into an interest rate swap agreement fixing the interest rate at 5.33%. The swap agreement was terminated upon repayment of the Term Loan.

(2)
Includes variable rate debt and fixed rate debt. As of September 30, 2015, 67% of this balance had a fixed interest rate and the remaining 33% of this balance had a variable interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of all variable rate permanent financing project-level debt (see Note 9. Derivatives).

(3)	Represents the weighted average effective interest rate as of September 30, 2015.

Corporate-level Long-term Debt

Term Loan

On January 28, 2015, the Company repaid the remaining outstanding principal balance on the term loan facility (the "Term Loan") of $573.5 million. The Company recognized a $12.0 million loss on the extinguishment of debt during the nine months ended September 30, 2015 as a result of this repayment.

Revolving Credit Facilities

On January 28, 2015, the Company's indirect subsidiary, TerraForm Power Operating, LLC ("Terra Operating LLC") replaced its existing revolver with a new $550.0 million revolving credit facility (the "Revolver"). The Revolver consists of a revolving credit facility in an amount of at least $550.0 million available for revolving loans and letters of credit. The Company recognized a $1.3 million loss on the extinguishment of debt during the nine months ended September 30, 2015 as a result of the revolver exchange.

On May 1, 2015, Terra Operating LLC exercised its option to increase its borrowing capacity under the Revolver by $100.0 million. On August 11, 2015, Terra Operating LLC exercised its option to further increase its borrowing capacity under the Revolver by $75.0 million. As a result of these transactions, the Company had a total borrowing capacity of $725.0 million under the Revolver as of September 30, 2015. Terra Operating LLC is permitted to further increase the borrowing capacity under the Revolver to up to $1.0 billion in the aggregate. There were no revolving loan amounts outstanding under the Revolver as of September 30, 2015 or December 31, 2014.

The Revolver matures on January 28, 2020. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) and Terra LLC are or will become guarantors under the Revolver.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At Terra Operating LLC’s option, all outstanding amounts under the Revolver bear interest initially at a rate per annum equal to either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. After the fiscal quarter ended June 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid. As of September 30, 2015, the applicable base rate and Eurodollar rate margins were 1.25% and 2.25%, respectively.

The Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods, and requires Terra Operating LLC to prepay outstanding borrowings in an amount equal to 100% of the net cash proceeds received by Terra LLC or its restricted subsidiaries from the incurrence of indebtedness not permitted by the Revolver by Terra Operating LLC or its restricted subsidiaries.

The Revolver, each guaranty and any interest rate, currency hedging or hedging of REC obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the Revolver is secured by first priority security interests in (i) all of Terra Operating LLC's and each guarantor’s assets, (ii) 100% of the capital stock of Terra Operating LLC and each of its domestic restricted subsidiaries and 65% of the capital stock of each of Terra Operating LLC’s foreign restricted subsidiaries, and (iii) all intercompany debt. Notwithstanding the foregoing, collateral under the Revolver excludes the capital stock and assets of non-recourse subsidiaries.

Senior Notes due 2023

On January 28, 2015, Terra Operating LLC issued $800.0 million of 5.875% senior notes due 2023 at an offering price of 99.214% of the principal amount. Terra Operating LLC used the net proceeds from this offering to fund a portion of the purchase price payable in the First Wind Acquisition.

On June 11, 2015, Terra Operating LLC issued an additional $150.0 million of 5.875% senior notes due 2023 (collectively, with the $800.0 million initially issued, the "Senior Notes due 2023"). The offering price of the additional $150.0 million of notes was 101.5% of the principal amount and Terra Operating LLC used the net proceeds from the offering to repay existing borrowings under the Revolver. The Senior Notes due 2023 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

Senior Notes due 2025

On July 17, 2015, Terra Operating LLC issued $300.0 million of 6.125% senior notes due 2025 at an offering price of 100% of the principal amount (the "Senior Notes due 2025"). Terra Operating LLC intends to use the net proceeds from the offering to fund a portion of the purchase price of the acquisition of the wind power plants from Invenergy Wind or to finance other renewable energy facility acquisitions. The Senior Notes due 2025 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

Invenergy Bridge Facility

On July 1, 2015, the Company obtained commitments for a senior unsecured bridge facility which provides the Company with up to $1,160.0 million to fund the acquisition of the wind power plants from Invenergy Wind. On July 17, 2015, the Company terminated $300.0 million of the bridge facility commitment upon the issuance of the Company's Senior Notes due 2025. Amortization of deferred financing costs recorded as interest expense related to this bridge facility was $5.1 million during the three and nine months ended September 30, 2015.

Vivint Solar Bridge Facility

On July 20, 2015, the Company obtained commitments for a senior unsecured bridge facility which provides the Company with up to $960.0 million to fund certain operating assets the Company expects to acquire from SunEdison in connection with its pending acquisition of Vivint Solar. Amortization of deferred financing costs recorded as interest expense related to this bridge facility was $4.8 million during the three and nine months ended September 30, 2015.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

SunE Perpetual Lindsay

A construction term loan to finance and develop the construction of the SunE Perpetual Lindsay utility-scale solar power plant was entered into during 2014. During the nine months ended September 30, 2015, SunEdison repaid the remaining outstanding principal balance of CAD 47.7 million (equivalent of $38.6 million) due on the SunE Perpetual Lindsay construction term loan on the Company's behalf which was recorded as a capital contribution from SunEdison on the statement of equity.

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

Debt Extinguishments

The Company repaid certain long-term indebtedness for the renewable energy facilities acquired as part of the First Wind Acquisition. The Company recognized a loss on the extinguishment of debt of $6.4 million during the nine months ended September 30, 2015 as a result of this repayment.

On May 22, 2015, SunEdison acquired the lessor interest in an operating solar generation facility referred to as the Duke Energy operating facility and concurrently sold the facility to the Company. Upon acquisition of this operating facility, the Company recognized a net gain on the extinguishment of debt of $11.4 million due to the termination of $31.5 million of financing lease obligations of the operating facility.

Maturities

The aggregate amounts of payments on long-term debt including financing lease obligations and excluding amortization of debt discounts and premiums, due after September 30, 2015 are as follows:

(In thousands)	Remainder of 2015¹	2016	2017	2018	2019	Thereafter	Total
Maturities of long-term debt as of September 30, 2015	$77,933	$57,118	$55,544	$58,002	$69,562	$2,230,684	$2,548,843
———

(1)
The amount of long-term debt due in 2015 includes $60.9 million of construction debt for the utility scale renewable energy facilities located in the U.S. acquired in 2015 from SunEdison which will be repaid by SunEdison (see Note 2. Transactions Between Entities Under Common Control).

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent Event

United Kingdom Project Debt Refinancing

                On November 6, 2015, the Company entered into definitive agreements to refinance 178.6 million British Pounds ("GBP") (equivalent of $270.8 million) of existing project-level indebtedness (the “Existing U.K. Indebtedness”) by entering into a new GBP 313.5 million (equivalent of $475.2 million) facility (the “New U.K. Facility”). The New U.K. Facility matures in 2022 and has a weighted average cost of approximately 4% (on a swapped basis). The New U.K. Facility is comprised of Tranche A for GBP 87.0 million (equivalent of $131.9 million) which is fully amortizing over the seven year term, and Tranche B for GBP 226.5 million (equivalent of $343.3 million), which is payable at maturity. The New U.K. Facility bears interest at a rate per annum equal to LIBOR plus an applicable margin of 2.10% for Tranche A and 2.35% for Tranche B. The Company expects to receive approximately GBP 106 million (equivalent of $160 million) of net proceeds from the New U.K. Facility (net of the amount required to repay the Existing U.K. Indebtedness, deposits into required project level reserves, and other fees and costs paid at the closing of the New U.K. Facility). The Company has agreed to use the net proceeds from the New U.K. Facility to reduce the commitment under its senior unsecured bridge facility for the acquisition of the Vivint Operating Assets. The New U.K. Facility is secured by all of the Company's solar generation facilities located in the U.K. except for the Norrington facility, and is non-recourse to the Company. In conjunction with the refinancing, the Company has reclassified a portion of the Existing U.K. Indebtedness as of September 30, 2015 from current to long-term to reflect the amortization terms of the New U.K. Facility.

8. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2015	2014	2015	2014
Income (loss) before income tax (benefit) expense	$4,091	$938	$(49,266)	$(23,166)
Income tax expense (benefit)	1,673	2,806	2,842	(4,069)
Effective tax rate	40.9%	299.1%	(5.8)%	17.6%

As of September 30, 2015, the Company owns 57.0% of Terra LLC and consolidates the results of Terra LLC through its controlling interest. The Company records SunEdison's 43.0% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 57.0% of Terra LLC's taxable income and SunEdison records income tax on its 43.0% share of Terra LLC's taxable income.

For the nine months ended September 30, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in the Company's foreign jurisdictions. For the nine months ended September 30, 2014, the tax benefits for losses realized prior to the initial public offering ("IPO") were recognized primarily because of existing deferred tax liabilities. As of September 30, 2015, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

9. DERIVATIVES

As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, foreign currency contracts and commodity contracts to mitigate interest rate, foreign currency and commodity price exposure. If the Company elects to do so and if the instrument meets the criteria specified in Accounting Standards Codification 815, Derivatives and Hedging, the Company designates its derivative instruments as cash flow hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity contracts to economically hedge price variability inherent in electricity sales arrangements. The objectives of these transactions are to minimize the impact of variability in spot electricity prices and stabilize estimated revenue streams. The Company does not use derivative instruments for speculative purposes.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2015 and December 31, 2014, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Hedging Contracts	Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of September 30, 2015
Prepaid expenses and other current assets	$—	$—	$3,045	$10,843	$13,888	$(835)	$13,053
Other assets	—	—	2,644	34,766	37,410	(559)	36,851
Total assets	$—	$—	$5,689	$45,609	$51,298	$(1,394)	$49,904
Accounts payable and other current liabilities	$806	$—	$2,655	$—	$3,461	$(835)	$2,626
Other long-term liabilities	738	1,336	1,195	—	3,269	(559)	2,710
Total liabilities	$1,544	$1,336	$3,850	$—	$6,730	$(1,394)	$5,336

As of December 31, 2014
Other assets	$—	$—	$1,811	$—	$1,811	$—	$1,811
Total assets	$—	$—	$1,811	$—	$1,811	$—	$1,811
Accounts payable and other current liabilities	$1,925	$1,279	$685	$—	$3,889	$—	$3,889
Total liabilities	$1,925	$1,279	$685	$—	$3,889	$—	$3,889

As of September 30, 2015 and December 31, 2014, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	September 30, 2015	December 31, 2014
Derivatives designated as hedges:
Interest rate swaps (USD)	$48,206	$349,213
Derivatives not designated as hedges:
Interest rate swaps (USD)	16,036	16,861
Foreign currency contracts (GBP)	117,006	58,710
Foreign currency contracts (CAD)	47,930	25,415
Commodity contracts (MWhs)	1,958	—

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of September 30, 2015 as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedges for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2015	2014	2015	2014
Interest rate swaps	Interest expense, net	$495	$214	$454	$937
Foreign currency contracts	Loss on foreign currency exchange, net	(4,565)	143	(1,705)	143
Commodity contracts	Operating revenues, net	(5,139)	—	(6,901)	—

Losses recognized related to interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended September 30,
	Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2015	2014		2015	2014	2015	2014
Interest rate swaps	$1,135	$351	Interest expense, net	$129	$—	$—	$—

	Nine Months Ended September 30,
	Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2015	2014		2015	2014	2015	2014
Interest rate swaps	$2,955	$351	Interest expense, net	$3,336	$—	$—	$—

As of September 30, 2015, the Company has posted letters of credit in the amount of $18.0 million as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of December 31, 2014 related to the Company's derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

The Company has an interest rate swap agreement to hedge variable rate project-level debt. This interest rate swap qualifies for hedge accounting and was designated as a cash flow hedge. Under the interest rate swap agreement, the project pays a fixed rate and the counterparty to the agreement pays a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the three and nine months ended September 30, 2015 and 2014 related to the interest rate swap are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $0.8 million.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivatives Not Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements that economically hedge the cash flows for project-level debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The changes in fair value are recorded in interest expense, net in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting.

Foreign Currency Contracts

The Company has foreign currency contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in loss on foreign currency exchange, net in the unaudited condensed consolidated statement of operations.

Commodity Contracts

The Company has commodity contracts in order to economically hedge commodity price variability inherent in certain electricity sales arrangements. If the Company sells electricity to an independent system operator market and there is no PPA available, it may enter into a commodity contract to hedge all or a portion of their estimated revenue stream. These commodity contracts require periodic settlements in which the Company receives a fixed price based on specified quantities of electricity and pays the counterparty a variable market price based on the same specified quantity of electricity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in operating revenues net, in the unaudited condensed consolidated statement of operations.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available, and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. The Company uses valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement.

The Company uses a discounted valuation technique to fair value its derivative assets and liabilities. The primary inputs in the valuation models for commodity contracts are market observable forward commodity curves and risk-free discount rates and, to a lesser degree, credit spreads. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads.

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheet:

(In thousands)	As of September 30, 2015				As of December 31, 2014
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$4,295	$—	$4,295	$—	$1,811	$—	$1,811
Commodity contracts	—	45,609	—	45,609	—	—	—	—
Total derivative assets	$—	$49,904	$—	$49,904	$—	$1,811	$—	$1,811
Liabilities
Interest rate swaps	$—	$2,880	$—	$2,880	$—	$3,204	$—	$3,204
Foreign currency contracts	—	2,456	—	2,456	—	685	—	685
Total derivative liabilities	$—	$5,336	$—	$5,336	$—	$3,889	$—	$3,889

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's interest rate swaps, foreign currency contracts, and commodity contracts are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of September 30, 2015 and December 31, 2014 is as follows:

	As of September 30, 2015		As of December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,546,385	$2,429,760	$1,699,765	$1,707,782

The fair value of the Company's long-term debt, except the senior notes was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trade in each respective period. The fair value of the Senior Notes due 2023 and Senior Notes due 2025 were 88.75% and 85.5% of face value as of September 30, 2015, respectively. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes as they are not callable at this time.

11. STOCKHOLDER'S EQUITY

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

Riverstone Exchange

As of May 28, 2015, all outstanding Class B1 units in Terra LLC and all outstanding shares of Class B1 common stock of the Company held by R/C US Solar Investment Partnership, L.P. (‘‘Riverstone’’) had been converted into Class A units of Terra LLC held by the Company and shares of Class A common stock of the Company.

As of September 30, 2015, the following shares of the Company were outstanding:

Shares:	Number Outstanding	Shareholder(s)
Class A common stock	80,029,737	*
Class B common stock	60,364,154	SunEdison
Total Shares	140,393,891
———
* Class A common stockholders are comprised of public and private investors, executive officers, management and personnel who provide services to the Company. The par value of Class A common stock reflected on the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of stockholders' equity excludes 2,407,483 shares of unvested restricted Class A common stock awards (see Note 12. Stock-based Compensation).

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends

On December 22, 2014, the Company declared a quarterly dividend for the fourth quarter of 2014 on the Company's Class A common stock of $0.27 per share, or $1.08 per share on an annualized basis. The fourth quarter dividend was paid on March 16, 2015 to shareholders of record as of March 2, 2015.

On May 7, 2015, the Company declared a quarterly dividend for the first quarter of 2015 on the Company's Class A common stock of $0.325 per share, or $1.30 per share on an annualized basis. The first quarter dividend was paid on June 15, 2015 to shareholders of record as of June 1, 2015.

On August 6, 2015, the Company declared a quarterly dividend for the second quarter of 2015 on the Company's Class A common stock of $0.335 per share, or $1.34 per share on an annualized basis. The second quarter dividend was paid on September 15, 2015 to shareholders of record as of September 1, 2015.

12. STOCK-BASED COMPENSATION

The Company has equity incentive plans that provide for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who provide services to SunEdison. As of September 30, 2015, an aggregate of 1,285,421 shares of Class A common stock were available for issuance under these plans. The stock-based compensation expense related to issued stock options, RSAs, and RSUs is recorded as a component of general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and totaled $2.7 million and $10.0 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.2 million and $1.6 million for the same periods in the prior year. Upon exercise of stock options or the vesting of the RSUs, the Company will issue shares that have been previously authorized to be issued.

Restricted Stock Awards

The following table presents information regarding outstanding RSAs as of September 30, 2015, and changes during the nine months ended September 30, 2015:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2015	4,876,567	$1.12
Granted	—	—
Converted	(1,846,283)	0.85
Forfeited	(132,588)	0.68
Modified	66,294	35.05
Balance at September 30, 2015	2,963,990	$2.07	$42.1

The weighted average fair value of RSAs per share on the date of grant was $0.57 during the nine months ended September 30, 2014. No RSAs were granted during the nine months ended September 30, 2015. The amount of stock compensation expense related to the RSAs was $0.3 million and $3.0 million during the three and nine months ended September 30, 2015, respectively, as compared to $0.2 million and $0.4 million for the same periods in the prior year.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

The following table presents information regarding outstanding RSUs as of September 30, 2015, and changes during the nine months ended September 30, 2015:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2015	825,943
Granted	1,521,777
Converted	(200,592)
Forfeited	(6,800)
Balance at September 30, 2015	2,140,328	$30.4

The weighted-average fair value of RSUs on the date of grant was $33.69 and $27.43 for the nine months ended September 30, 2015 and 2014, respectively. The amount of stock compensation expense related to RSUs was $2.1 million and $6.1 million during the three and nine months ended September 30, 2015, respectively, compared to $0.7 million and $0.7 million for the same periods in the prior year.

The amount of stock-based compensation expense related to RSUs granted to personnel who provide services to SunEdison was $3.4 million and $5.3 million for the three and nine months ended September 30, 2015, respectively, and is recognized as a distribution to SunEdison with no impact to the Company's unaudited condensed consolidated statements of operations.

The amount of stock-based compensation expense related to SunEdison RSUs granted to personnel who provide services to the Company was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and is reflected in the unaudited condensed consolidated statements of operations within general and administrative costs and has been treated as an equity contribution from SunEdison.

On March 10, 2015, the Company awarded 841,900 RSUs to certain employees and executive officers of SunEdison and the Company. These RSU awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four-year period. For the performance-based RSUs, there are three performance tiers with each tier representing 33% of the entire grant. Each of the performance tiers are based on dividend per share targets, as pre-determined and approved by the Company's Board of Directors. If certain performance goals are not achieved, the first, second or third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of the targets, participants will vest in the respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant date fair value of these awards was $28.8 million which will be recognized as compensation cost on a straight line basis over the requisite service periods of four years for the time-based awards and five years for the performance-based awards. The grant date fair value of these awards was calculated based on the Company's stock price as of the date of grant since meeting the requisite performance conditions was considered probable as of this date.

On July 28, 2015, SunEdison began recognizing expense related to 301,877 RSUs granted by the Company to certain employees of First Wind. These RSU awards are 49% performance-based and 51% time-based, which are vested at 33% each of the next three years on December 31. The performance-based awards were issued in three tranches covering the 2015, 2016, and 2017 fiscal year performance periods and are tied to specified target MW added to SunEdison's pipeline and backlog and specified target MW of wind generation projects transferred into the Company or SunEdison's warehouse facilities. The grant date fair value of these awards was $9.3 million which will be recognized as compensation cost on a straight-line basis over the requisite service periods of five months for the 2015 tranche, 17 months for the 2016 tranche, and 29 months for the 2017 tranche and the time-based awards. The grant date fair value of these awards was calculated based on the Company's stock price on the date of grant since meeting the requisite performance conditions was considered probable as of this date. The compensation cost related to these awards has been recognized as a distribution to SunEdison with no impact to the Company's unaudited condensed consolidated statements of operations.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The following table presents information regarding outstanding stock options as of September 30, 2015, and changes during the nine months ended September 30, 2015:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2015	150,000	$29.31
Granted	—	—
Balance at September 30, 2015	150,000	$29.31	$—
Options exercisable at September 30, 2015	56,250	$29.31	$—

The weighted average grant-date fair value per share of options granted during the nine months ended September 30, 2014 was $11.35. No options were granted during the nine months ended September 30, 2015. Aggregate intrinsic value represents the value of the Company's closing stock price of $14.22 on the last trading date of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

The amount of stock compensation expense related to options was $0.2 million and $0.4 million during the three and nine months ended September 30, 2015, respectively. The amount of stock compensation expense related to options was inconsequential during the three and nine months ended September 30, 2014.

13. LOSS PER SHARE

Loss per share (“EPS”) is based upon the weighted average shares outstanding. Unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.

Basic and diluted loss per share

Basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Basic and diluted loss per share¹:
Net loss attributable to Class A common stockholders	$(820)	$(4,014)	$(22,136)	$(4,014)
Less: dividends paid on Class A shares and participating RSAs	(26,797)	—	(46,879)	—
Undistributed loss attributable to Class A shares	$(27,617)	$(4,014)	$(69,015)	$(4,014)

Weighted average basic and diluted Class A shares outstanding	77,522	27,066	61,777	27,066

Distributed earnings per share	$0.33	$—	$0.73	$—
Undistributed loss per share	(0.36)	(0.15)	(1.12)	(0.15)
Basic and diluted loss per share	$(0.03)	$(0.15)	$(0.39)	$(0.15)
———

(1)
The computations for diluted loss per share for the three and nine months ended September 30, 2015 excludes 60,364,154 shares of Class B common stock, 2,407,483 of unvested RSAs, 2,215,373 RSUs and 150,000 options to purchase the Company's shares because the effect would have been anti-dilutive.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of September 30, 2015:

(In thousands)	September 30, 2015	December 31, 2014
Non-controlling interests in Terra LLC:
SunEdison	$950,991	$722,342
Riverstone	—	65,376
Total non-controlling interests in Terra LLC¹	950,991	787,718
Total non-controlling interests in renewable energy facilities	323,235	256,811
Total non-controlling interests	$1,274,226	$1,044,529
———

(1)
Reflects an equity reallocation of $164.4 million and $139.1 million as of September 30, 2015 and December 31, 2014, respectively, due to an adjustment of capital balances to reflect respective ownership percentages as of each balance sheet date.

As of September 30, 2015, the Company owned 57.0% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 43.0% interest shown as a non-controlling interest.

Redeemable Non-controlling Interests

Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders' equity in the unaudited condensed consolidated balance sheets. The redeemable non-controlling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method for the VIE funds or allocation of share of income or losses in other subsidiaries subsequent to initial recognition, however, the non-controlling interests balance cannot be less than the estimated redemption value. The following table presents the activity of the redeemable non-controlling interest balance reported on the unaudited condensed consolidated balance sheets as of as of September 30, 2015 and December 31, 2014:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Accumulated Deficit	Total
Balance at December 31, 2014	$24,338	$—	$24,338
Consolidation of redeemable non-controlling interests in acquired projects	1,708	—	1,708
Sale of membership interests in projects	11,842	—	11,842
Distributions	(1,861)	—	(1,861)
Currency translation adjustment	(311)	—	(311)
Net income	—	8,576	8,576
Balance at September 30, 2015	$35,716	$8,576	$44,292

15. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of September 30, 2015, the Company had outstanding letters of credit under the Revolver of $66.9 million and outstanding project-level letters of credit of $180.2 million.

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

On May 19, 2015, the Company provided a guaranty in connection with SunEdison’s agreement to acquire a 19.0 MW hydro-electric project and a 185.0 MW wind project in Chile from for approximately $195.0 million. In October 2015, SunEdison received a notice from the sellers purporting to terminate the purchase agreement. Following receipt of such notice, SunEdison exercised its right under the purchase agreement to terminate the agreement based on the failure by the sellers to satisfy certain conditions precedent to closing.

Commitments to Acquire Renewable Energy Facilities

The Company has committed an aggregate of approximately $1.4 billion to acquire renewable energy facilities with a combined nameplate capacity of 1,080.7 MW from SunEdison over the next year of which the Company expects to reduce the total commitment to $580.3 million. See Note 16. Related Parties for additional discussion of these commitments.

The Company has also committed approximately $2.0 billion in cash and the assumption of $818.0 million in project -level debt to acquire renewable energy facilities from third parties with a combined nameplate capacity of 1,452.8 MW, which are expected to close during the fourth quarter of 2015 and/or the first quarter of 2016. See Note 3. Acquisitions for additional discussion of these commitments.

Legal Proceedings

The Company is not a party to any legal proceedings other than legal proceedings arising in the ordinary course of the Company's business or as described below. The Company is also a party to various administrative and regulatory proceedings that have arisen in the ordinary course of the Company's business. Although the Company cannot predict with certainty the ultimate resolution of such proceedings or other claims asserted against the Company, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on the Company's business, financial condition or results of operations.

Request for Arbitration Regarding the LAP Transaction

               On November 6, 2015, the Company received a request for arbitration naming SunEdison, SunEdison Holdings Corporation ("Holdings"), a wholly owned subsidiary of SunEdison and the Company's immediate parent, and the Company as respondents. The request was filed on November 2, 2015 by BTG Pactual Brazil Infrastructure Fund II, L.P., P2 Brasil Private Infrastructure Fund II, L.P., P2 Fund II LAP Co-Invest, L.P., P2 II LAP Co-Invest UK, L.P., GMR Holding B.V., and Roberto Sahade with the International Chamber of Commerce International Court of Arbitration. The request relates to the May 2015 share purchase agreement (the “LAP Share Purchase Agreement”) that Holdings entered into with the shareholders of Latin America Power Holding B.V. (“LAP”) to acquire the shares of LAP, which agreement has since been terminated by both sides. In connection with the LAP Share Purchase Agreement, the Company had guaranteed the part of the consideration payable by Holdings under the LAP Share Purchase Agreement for two renewable energy projects in Chile, for which the Company would have received a purchase option following the closing of the acquisition under the LAP Share Purchase Agreement. The relief sought includes damages in an amount not less than $150 million. SunEdison and the Company believe their positions are well-founded and intend to defend themselves vigorously. However, SunEdison and the Company are in the preliminary stages of reviewing the request for arbitration and, as a result, are unable to provide reasonable estimates as to any potential liability.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Daniel Gerber v. Wiltshire Council

On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build the Company’s 11.2 MW Norrington renewable energy facility in Wiltshire, England. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel have advised the Company that the quashing of this planning permission deviates significantly from established case law. The Company filed its appeal of this ruling on March 25, 2015. Permission to appeal was granted and the appeal hearing is scheduled to be held in January 2016. At this time, the Company does not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of September 30, 2015, no such accrual has been recorded in the unaudited condensed consolidated financial statements. The renewable energy facility was constructed by SunEdison pursuant to an engineering, procurement and construction agreement, under which SunEdison assumed development and construction risk. If the ultimate outcome of this case were unfavorable and no replacement planning permission could be obtained, the Company would therefore be able recover its investment in this project from SunEdison.

16. RELATED PARTIES

Management Services Agreement

General and administrative affiliate costs represent costs incurred by SunEdison for services provided to the Company pursuant to the Management Services Agreement ("MSA"). Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company. As consideration for the services provided, the Company will pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. General and administrative affiliate costs were $14.6 million and $39.4 million for the three and nine months ended September 30, 2015, respectively, and $5.1 million and $8.8 million, respectively, for the same periods in 2014. These costs are reflected in the unaudited condensed consolidated statement of operations as general and administrative - affiliate costs. Cash consideration paid to SunEdison for these services for the three and nine months ended September 30, 2015 totaled $1.0 million and $3.0 million, respectively, and general and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison.

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison, pursuant to which SunEdison will pay all of the scheduled interest on the Term Loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). Interest expense incurred under the Term Loan is reflected in the unaudited condensed consolidated statement of operations and the reimbursement for such costs is treated as an equity contribution in additional paid-in capital from SunEdison. The Company received an equity contribution of $4.0 million and $1.5 million from SunEdison pursuant to the Interest Payment Agreement for the nine months ended September 30, 2015 and 2014, respectively.

On January 28, 2015, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. Pursuant to the Amended Interest Payment Agreement, SunEdison has agreed to pay amounts equal to a portion of each scheduled interest payment of the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts will be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the original Interest Payment Agreement, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the original Interest Payment Agreement) may not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison will also not be obligated to pay any amounts payable under the Senior Notes due 2023 in connection with an acceleration of the indebtedness thereunder. The Company received an equity contribution of

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$6.6 million from SunEdison pursuant to the Amended Interest Payment Agreement during the three and nine months ended September 30, 2015.

The Amended Interest Payment Agreement may be terminated early by mutual written agreement of SunEdison and Terra Operating LLC and will automatically terminate upon the repayment in full of all outstanding indebtedness under the Senior Notes due 2023 or a specified change of control of TerraForm Power, Terra LLC or Terra Operating LLC. The agreement may also be terminated at the election of SunEdison, Terra LLC or Terra Operating if any of them experiences certain events relating to bankruptcy or insolvency. Any decision by Terra LLC or Terra Operating LLC to terminate the Amended Interest Payment Agreement must have the prior approval of a majority of the members of TerraForm Power’s Corporate Governance and Conflicts Committee of its board of directors.

Incentive Revenue

Certain solar renewable energy certificates ("SRECs") are sold to SunEdison under contractual arrangements at fixed prices. Revenue from the sale of SRECs to affiliates was $0.3 million and $0.8 million during the three and nine months ended September 30, 2015, respectively, and were $0.3 million and $0.8 million during the same periods in 2014, respectively, and are reported as operating revenues, net in the unaudited condensed consolidated statements of operations.

Operations and Maintenance

Operations and maintenance services are provided to the Company by SunEdison pursuant to contractual agreements. Costs incurred for these services were $6.8 million and $14.7 million during the three and nine months ended September 30, 2015, respectively, and were $2.8 million and $4.0 million, respectively, during the same periods in 2014, respectively, and are reported as cost of operations - affiliates in the unaudited condensed consolidated statements of operations. In addition, in conjunction with the First Wind Acquisition, SunEdison has committed to reimburse the Company for capital expenditures and operations and maintenance labor fees in excess of budgeted amounts (not to exceed $53.0 million through 2019) for certain of its wind power plants. During the three and nine months ended September 30, 2015, the Company received contributions pursuant to this agreement of $2.4 million and $4.6 million, respectively.

SunEdison and Affiliates

Certain of the Company's expenses and capital expenditures related to construction in process are paid by SunEdison and are reimbursed by the Company. Additionally, all amounts incurred by the Company and not paid as of the balance sheet date for renewable energy facilities acquired from SunEdison are reported as Due to SunEdison, net.

As of September 30, 2015, the Company owed SunEdison and affiliates $14.5 million, which is reported as due to SunEdison and affiliates, net in the unaudited condensed consolidated balance sheets. As of December 31, 2014, the Company owed SunEdison and affiliates $193.1 million, which is reported as Due to SunEdison, net in the unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2015, Terra LLC paid distributions of $20.2 million and $37.2 million to its Class B unit holder, SunEdison, respectively.

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of September 30, 2015, the Company had open commitments of approximately $1.4 billion in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 1,080.7 MW from SunEdison, which include commitments the Company expects to be significantly reduced in the near term as outlined below. These commitments include the following:

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	approximately $103.9 million to acquire 91 distributed generation solar facilities with combined nameplate capacity of 57.8 MW,

•	approximately $23.3 million to acquire a portfolio of residential solar facilities with a combined nameplate capacity of 12.7 MW,

•	approximately $25.7 million to acquire two utility scale solar generation facilities with a combined nameplate capacity of 21.8 MW, and

•
$1.2 billion to acquire four wind power plants (Oakfield, Bingham, South Plains I and South Plains II) and one utility scale solar generation facility (Comanche) with a combined nameplate capacity of 988.4 MW.

These commitments exclude the estimated cash of $91.0 million due to SunEdison for renewable energy facilities acquired from SunEdison during the nine months ended September 30, 2015 (see Note 2. Transactions Between Entities Under Common Control).

On October 26, 2015, SunEdison entered into a master purchase and sale agreement ("MPSA") with a partnership owned predominately by an investment fund managed by J.P. Morgan Asset Management - Global Real Assets Investments. Pursuant to the MPSA, the partnership has agreed to purchase, subject to customary closing conditions, including receipt of regulatory approvals, three of the wind power plants (Oakfield, South Plains II and Bingham) described in the commitments list above. These assets have an aggregate nameplate capacity of 632.4 MW and represent an aggregate commitment by the Company of $779.6 million. Upon the closing of the MPSA, which is expected to occur in the fourth quarter of 2015, the Company's commitment to SunEdison to purchase those assets will terminate. Under the MPSA, SunEdison has the right to reacquire these projects for a period of time. The Company expects to enter into an agreement with SunEdison, such that it would have the right to acquire those assets at the time they are repurchased by SunEdison.

Upon closing of the MPSA, as described above, the $1.4 billion aggregate of commitments to SunEdison would be reduced to $580.3 million. The Company is pursuing funding for the remaining commitment amount using a combination of cash on hand, assumption of debt, revolver draws and through structured financing arrangements such as warehouse facilities. Additionally, as SunEdison publicly disclosed on October 7, 2015, SunEdison has revised its strategy for 2016 and intends to sell certain projects to third party warehouse facilities and/or other third parties rather than to the Company. With the Company's consent, these sales could include certain of the projects the Company has committed to purchasing, which may further reduce the Company's commitments described above.

Support Agreement

The Company entered into a project support agreement with SunEdison (the "Support Agreement"), which provides the Company the option to purchase additional solar generation facilities from SunEdison in 2015 and 2016. The Support Agreement also provides the Company a right of first offer with respect to certain other projects.

On January 9, 2015, the Company paid $18.0 million to SunEdison as a deposit for the future acquisition of a 41.7 MW solar generation facility under the Support Agreement. SunEdison refunded the full amount of the deposit to the Company on September 15, 2015. The Company has the right to acquire this facility as of September 30, 2015.

Intercompany Agreement

In connection with the First Wind Acquisition, the Company and SunEdison entered into an agreement (the "Intercompany Agreement") pursuant to which the Company was granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison.

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

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There were no payments for IDRs made by the Company during the three and nine months ended September 30, 2015 and 2014.

17. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments include the Company's entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate indebtedness and stock-based compensation. All net operating revenues for the three and nine months ended September 30, 2015 were earned by the Company's reportable segments from external customers in the United States and its unincorporated territories, Canada, the United Kingdom and Chile. All net operating revenues for the three and nine months ended September 30, 2014 were earned from external customers in the United States and its unincorporated territories, the United Kingdom and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$139,248	$24,043	$—	$163,291	$53,566	$—	$—	$53,566
Depreciation, accretion and amortization	33,027	10,640	—	43,667	13,245	—	—	13,245
Other operating costs and expenses	15,027	11,115	29,347	55,489	8,772	—	10,965	19,737
Interest expense, net	17,478	1,224	30,084	48,786	18,582	—	4,324	22,906
Other non-operating expenses (income)	28,501	(506)	(16,737)	11,258	(9,223)	—	5,963	(3,260)
Income tax expense (benefit)¹	—	—	1,673	1,673	—	—	2,806	2,806
Net income (loss)	$45,215	$1,570	$(44,367)	$2,418	$22,190	$—	$(24,058)	$(1,868)

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$283,086	$80,766	$—	$363,852	$84,336	$—	$—	$84,336
Depreciation, accretion and amortization	88,319	25,375	—	113,694	21,632	—	—	21,632
Other operating costs and expenses	45,855	30,107	82,343	158,305	12,335	—	19,122	31,457
Interest expense, net	52,863	2,075	66,664	121,602	32,510	—	22,042	54,552
Other non-operating expenses (income)	16,209	6,611	(3,303)	19,517	(4,141)	—	4,002	(139)
Income tax expense (benefit)¹	—	—	2,842	2,842	—	—	(4,069)	(4,069)
Net income (loss)	$79,840	$16,598	$(148,546)	$(52,108)	$22,000	$—	$(41,097)	$(19,097)

Balance Sheet
Total assets²	$4,009,630	$918,896	$605,986	$5,534,512	$3,164,901	$—	$514,170	$3,679,071
———

(1)	Income tax benefit is not allocated to the Company's Solar and Wind segments.

(2)
Represents total assets as of September 30, 2015 and December 31, 2014. Corporate assets include cash and cash equivalents; other current assets; corporate-level debt and related deferred financing costs, net and other assets.

18. OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the nine months ended September 30, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2014	$(1,149)	$(488)	$(1,637)
Net unrealized losses arising during the period	(2,786)	(2,955)	(5,741)
Reclassification of net realized losses into earnings:
Interest expense, net	—	3,336	3,336
Other comprehensive (loss) income	$(2,786)	$381	$(2,405)
Accumulated other comprehensive loss	(3,935)	(107)	(4,042)
Other comprehensive (loss) income attributable to non-controlling interests	(1,132)	39	(1,093)
Balance, September 30, 2015	$(2,803)	$(146)	$(2,949)

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present each component of other comprehensive loss and the related tax effects for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015			September 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized losses arising during the period	$(3,363)	$—	$(3,363)	$(3,297)	$—	$(3,297)
Hedging activities:
Net unrealized losses arising during the period	(1,135)	—	(1,135)	(351)	—	(351)
Reclassification of net realized losses into earnings	129	—	129	—	—	—
Net change	(1,006)	—	(1,006)	(351)	—	(351)
Other comprehensive loss	$(4,369)	$—	(4,369)	$(3,648)	$—	(3,648)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax			(2,206)			(2,142)
Other comprehensive loss attributable to Class A stockholders			$(2,163)			$(1,506)

	Nine Months Ended
	September 30, 2015			September 30, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized losses arising during the period	$(2,786)	$—	$(2,786)	$(2,724)	$—	$(2,724)
Hedging activities:
Net unrealized losses arising during the period	(2,955)	—	(2,955)	(351)	—	(351)
Reclassification of net realized losses into earnings	3,336	—	3,336	—	—	—
Net change	381	—	381	(351)	—	(351)
Other comprehensive loss	$(2,405)	$—	(2,405)	$(3,075)	$—	(3,075)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax			(1,093)			(2,142)
Other comprehensive loss attributable to Class A stockholders			$(1,312)			$(933)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited condensed consolidated financial statements for the three months ended September 30, 2015 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries.

Overview

We are a dividend growth-oriented company formed to own and operate contracted renewable energy assets acquired from SunEdison and unaffiliated third parties. Our business objective is to acquire, operate and own renewable energy generation assets serving utility and commercial customers that generate high-quality contracted cash flows.

Recent Developments

Business Update

As of the quarter ending September 30, 2015, our power generation fleet stands at 1,917.7 MW, over twice the size of our initial portfolio in July 2014. Our fleet is contracted for an average period of 16 years with creditworthy counterparties and provides significant ongoing cash flow. During the third quarter, we generated $71 million of Cash Available for Distribution (“CAFD”). During the first nine months of the year, we generated CAFD of $175 million, and retained $42 million for reinvestment, after distributions to our shareholders. Based on the performance of our fleet and the CAFD generated during the quarter, on November 9, 2015, we declared a quarterly dividend for the third quarter of 2015 on our Class A Common Stock of $0.350, or $1.40 per share on an annualized basis, to be payable on December 15, 2015 to holders of record as of December 1, 2015.

We remain focused on executing on our near term objectives, including the completion of our pending acquisitions. While current market conditions affecting companies in our sector generally have had the effect of making certain financing options less attractive, we have adjusted our acquisition and related financing plans in a manner that we believe is prudent and yet enables us to continue to pursue our growth objectives. We intend to continue to monitor market developments and consider adjustments to our strategy if required.

Financing Transactions

January 2015 Public Offering

On January 22, 2015, we sold 13,800,000 shares of our Class A common stock to the public in a registered offering including 1,800,000 shares sold pursuant to the underwriters' overallotment option. We received net proceeds of $390.6 million, which was used to purchase 13,800,000 Class A units of Terra LLC. Terra LLC used $50.9 million to repurchase 1,800,000 Class B units from SunEdison. Concurrent with this transaction, 1,800,000 shares of our Class B common stock were canceled. Terra LLC used the remaining proceeds from the sale of its Class A units to pay, among other things, for part of the purchase price of the First Wind Acquisition and to repay remaining amounts outstanding under the Term Loan.

June 2015 Public Offering

On June 24, 2015, we sold 18,112,500 shares of our Class A common stock to the public in a registered offering including 2,362,500 shares sold pursuant to the underwriters' overallotment option. We received net proceeds of $667.6 million, which was used to purchase 18,112,500 Class A units of Terra LLC. Terra LLC used $87.1 million to repurchase 2,362,500 Class B units from SunEdison. Concurrent with this transaction, 2,362,500 shares of our Class B common stock were canceled. Terra LLC used the remaining proceeds from the sale of its Class A units to, along with the net proceeds of its recently completed offering of $150 million of its senior notes due 2023, to (a) repay amounts outstanding on its revolving credit facility, which amounts were used to fund the acquisitions of certain Canadian solar generation facilities and certain solar generation facilities from Integrys Energy Group, Inc., and (b) for general corporate purposes, which may include the funding of future acquisitions from SunEdison, future acquisitions from third parties including the wind power plants from Invenergy Wind and the Vivint Operating Assets, and/or debt repayment.

Term Loan and Revolving Credit Facility

On January 28, 2015, Terra Operating LLC repaid the Term Loan in full and replaced its existing revolver with a new $550.0 million revolving credit facility (the "Revolver"). The Revolver consists of a revolving credit facility in an amount of at least $550.0 million (available for revolving loans and letters of credit) and permits Terra Operating LLC to increase commitments to up to $725.0 million in the aggregate, subject to customary closing conditions. The Revolver matures on January 28, 2020. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) and Terra LLC are or will become guarantors under the Revolver.

On May 1, 2015 and August 11, 2015, Terra Operating LLC exercised its option to increase its borrowing capacity under the Revolver by $100.0 million and $75.0 million, respectively. As a result of these transactions, Terra Operating LLC had a total borrowing capacity of $725.0 million under the Revolver as of September 30, 2015. Terra Operating LLC is permitted to further increase the borrowing capacity under the Revolver to up to $1.0 billion in the aggregate. There were no revolving loan amounts outstanding under the Revolver as of September 30, 2015 or December 31, 2014.

Senior Notes due 2023

On January 28, 2015, Terra Operating LLC issued $800.0 million of 5.875% senior notes due 2023 at an offering price of 99.214% of the principal amount. Terra Operating LLC used the net proceeds from this offering to fund a portion of the purchase price payable in the First Wind Acquisition.

On June 11, 2015, Terra Operating LLC issued an additional $150.0 million of 5.875% senior notes due 2023 (collectively, with the $800.0 million initially issued, the "Senior Notes due 2023"). The offering price of the additional $150.0 million of notes was 101.5% of the principal amount, and Terra Operating LLC used the net proceeds from the offering to repay existing borrowings under the Revolver. The Senior Notes due 2023 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

Senior Notes due 2025

On July 17, 2015, Terra Operating LLC issued $300.0 million of 6.125% senior notes due 2025 at an offering price of 100% of the principal amount (the "Senior Notes due 2025"). Terra Operating LLC intends to use the net proceeds from the offering to fund a portion of the purchase price of the acquisition of the wind power plants from Invenergy Wind or to finance other renewable energy facility acquisitions. The Senior Notes due 2025 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

Invenergy Bridge Facility

On July 1, 2015, we obtained commitments for a senior unsecured bridge facility which provides us with up to $1,160.0 million to fund the acquisition of the wind power plants from Invenergy Wind. On July 17, 2015, we terminated $300.0 million of this bridge facility commitment upon the issuance of our Senior Notes due 2025. For discussion of the pending acquisition of the Invenergy Wind power plants, see below under “- Third Party Acquisitions -Acquisition of Invenergy Wind Power Plants.”

Vivint Solar Bridge Facility

On July 20, 2015, we obtained commitments for a senior unsecured bridge facility which provides us with up to $960.0 million to fund the acquisition of certain operating assets we expect to acquire from SunEdison in connection with its pending acquisition of Vivint Solar as discussed in more detail below under “- Third Party Acquisitions - Acquisition of Vivint Solar.”

United Kingdom Project Debt Refinancing

                On November 6, 2015, we entered into definitive agreements to refinance 178.6 million British Pounds ("GBP") (equivalent of $270.8 million) of existing project-level indebtedness (the “Existing U.K. Indebtedness”) by entering into a new GBP 313.5 million (equivalent of $475.2 million) facility (the “New U.K. Facility”). The New U.K. Facility is comprised of Tranche A for GBP 87.0 million (equivalent of $131.9 million) which is fully amortizing over seven year term, and Tranche B for GBP 226.5 million (equivalent of $343.3 million), which is payable at maturity. The New U.K. Facility matures in 2022 and has a weighted average cost of approximately 4% (on a swapped basis). We expect to receive approximately GBP 106 million (equivalent of $160 million) of net proceeds from the New U.K. Facility (net of the amount required to repay the Existing U.K. Indebtedness, deposits into required project level reserves, and other fees and costs paid at the closing of the New U.K. Facility). The New U.K. Facility is secured by all of our solar generation facilities located in the U.K. except for the Norrington facility, and is non-recourse to us. For both the year ended December 31, 2014 and for the nine months ended September 30, 2015, our solar generation facilities located in the U.K., excluding our Norrington facility, represented approximately 20% of our CAFD.

Third Party Acquisitions

Acquisition of First Wind

On January 29, 2015, we acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) 521.1 MW of operating renewable energy assets, including 500.0 MW of wind power plants and 21.1 MW of solar generation facilities (the “First Wind Acquisition”). The operating renewable energy assets we acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts. The purchase price for this acquisition was $810.4 million, net of cash acquired.

Acquisition of Northern Lights Solar Generation Facilities

On June 30, 2015, we acquired two utility scale, ground mounted solar generation facilities ("Northern Lights") from Invenergy Solar LLC. The facilities are located in Ontario, Canada and have a total nameplate capacity of 25.7 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2, and the PPAs have a weighted average remaining life of 18 years. The purchase price for this acquisition was CAD 125.4 million (equivalent of $101.1 million), net of cash acquired, including the repayment of project-level debt and breakage fees for the termination of interest rate swaps.

Acquisition of Invenergy Wind Power Plants

On June 30, 2015, we entered into a definitive agreement to acquire net ownership of 930.0 MW of operating wind power plants from Invenergy Wind Global LLC (together with its subsidiaries, “Invenergy Wind”) for approximately $1.1 billion in cash and the assumption of approximately $818.0 million of project-level indebtedness. The wind power plants that we will acquire from Invenergy Wind have contracted PPAs with a weighted average remaining contract life of 19 years and an average counterparty credit rating of AA. Invenergy Wind will retain a 9.9% stake in the United States assets that we will acquire and will provide certain operation and maintenance services for such assets. Final closing of this acquisition is expected in the fourth quarter of 2015.

The existing operations and maintenance contract from Invenergy Wind for the Invenergy Wind assets is expected to remain in place for approximately three years from the date of acquisition. For approximately seven years thereafter, operations and maintenance services are expected to be provided by SunEdison at attractive rates.

We are pursuing funding for the portfolio using a combination of cash on hand, assumption of debt, revolver draws and through structured financing arrangements with third party investors in which SunEdison is no longer expected to participate. See discussion in more detail under “Liquidity and Capital Resources - Financing of Invenergy Wind Power Plants Acquisition.”

Acquisition of Vivint Solar Assets from SunEdison

On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") signed a definitive merger agreement (the “SunEdison/Vivint Merger Agreement”) pursuant to which SunEdison will acquire Vivint Solar for total consideration currently estimated at $1.6 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes. The SunEdison acquisition of Vivint Solar is expected to close in the fourth quarter of 2015 or the first quarter of 2016.

In connection with SunEdison's pending acquisition of Vivint Solar, we entered into a definitive purchase agreement (the “Vivint Purchase Agreement”) with SunEdison to acquire Vivint Solar's residential solar generation facilities (the “Vivint Operating Assets”) and an interim agreement (the “Vivint Interim Agreement”) relating to, among other items, our purchase of additional completed residential and small commercial solar systems for a five year period from the acquired business and the provision of operation and maintenance services by SunEdison for the Vivint Operating Assets.

The Vivint Purchase Agreement provides for, at the closing of the Vivint acquisition by SunEdison, the acquisition of solar systems with an expected nameplate capacity of up to 522.8 MW as of December 31, 2015, which would be valued at up to $922.0 million. In the event the value of the Vivint Operating Assets delivered is less than $922.0 million, the agreement provides that a portion of the $922.0 million purchase price representing the value of the shortfall will be an advance payment (in the form of an interest-bearing, short-term note) for future acquisitions of residential systems or other renewable energy facilities from SunEdison.

We intend to finance this acquisition with existing cash, availability under our Revolver and the assumption or incurrence of project-level debt or other corporate debt. Additionally, on July 20, 2015, we obtained commitments for a senior unsecured bridge facility which provides us with up to $960.0 million to fund the acquisition of the Vivint Operating Assets, including related acquisition costs, as an alternative means to finance the acquisition. The funding of the bridge facility is subject to the negotiation of definitive documentation and other closing conditions. See discussion in more detail under “Liquidity and Capital Resources - Financing of Vivint Solar Acquisition.”

The Vivint Interim Agreement with SunEdison contemplates that we will purchase the net SunEdison cash equity interest in residential solar systems from SunEdison for a five year period, including up to 450 MW in 2016 and up to 500 MW per year thereafter. These assets are to be purchased at fair market value, subject to downward price adjustment to achieve certain minimum returns. The Vivint Interim Agreement also provides for 10 years of comprehensive operation and maintenance services from SunEdison at an attractive fixed price, including potential repairs and retrofits, for the Vivint Operating Assets. The arrangements under the Vivint Interim Agreement are subject to definitive documentation.

The foregoing descriptions of the Vivint Purchase Agreement and Vivint Interim Agreement are qualified in their entirety by reference to the agreements filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2015 and Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Since the announcement of the signing of the SunEdison/Vivint Merger Agreement, Vivint Solar, SunEdison, TerraForm Power and certain other parties and individuals have been named as defendants in several putative shareholder class actions challenging the merger and may be named as defendants in future such litigations. For further information see “Risk Factors- Completion of the SunEdison/Vivint Solar merger is subject to conditions and if satisfaction of these conditions is delayed or these conditions are not satisfied or waived, the acquisition of the Vivint Operating Assets may be delayed or may not be completed at all.”

Acquisitions of Renewable Energy Facilities from SunEdison

During the nine months ended September 30, 2015, we acquired renewable energy facilities with a combined nameplate capacity of 347.2 MW from SunEdison as summarized in the table below:

			Nine Months Ended September 30, 2015			As of September 30, 2015
Facility Size	Type	Location	Nameplate Capacity (MW)	Number of Sites	Initial Cash Paid	Estimated Cash Due to SunEdison[1]	Debt Assumed[2]	Debt Transferred[3]
Distributed Generation	Solar	U.S.	71.9	48	$116,541	$15,159	$—	$—
Residential	Solar	U.S.	6.3	889	11,715	—	—	—
Utility	Solar	U.S.	54.7	9	17,779	66,464	—	60,903
Utility	Solar	U.K.	214.3	14	141,949	9,417	210,501	—
Total			347.2	960	$287,984	$91,040	$210,501	$60,903
————

(1)	Represents a commitment by us to SunEdison which is not recorded on our balance sheet as of September 30, 2015.

(2)	Represents debt recorded on our balance sheet as of September 30, 2015. This debt was assumed by us as of the acquisition date.

(3)
Represents debt recorded on our balance sheet as of September 30, 2015. This debt will be repaid by SunEdison during the fourth quarter of 2015 using cash proceeds paid by us to SunEdison for the acquisition of these facilities.

Commitments to Acquire Renewable Energy Facilities from SunEdison

We have committed an aggregate of approximately $1.4 billion to acquire renewable energy facilities with a combined nameplate capacity of 1,080.7 MW from SunEdison over the next year of which we expect to reduce the total commitment to $580.3 million. See discussion in more detail under “Liquidity and Capital Resources - Commitments to Acquire Renewable Energy Facilities from SunEdison.”

Growth of Our Portfolio

The following table provides an overview of the growth of our portfolio from December 31, 2014 through September 30, 2015:

				Weighted Average Remaining Duration of PPA (Years)²
		Nameplate Capacity (MW)¹	Number of Sites
Description	Source
Portfolio as of December 31, 2014		986.2	1,061	19
Acquisition of First Wind operating facilities	Third party	521.1	16	10
Acquisition of U.K. Utility facilities	SunEdison	214.3	14	14
Acquisition of U.S. Utility facilities	SunEdison	54.7	9	23
Additions to DG 2015 Portfolio 2	SunEdison	36.1	17	20
Acquisition of TEG solar operating facilities	Third party	33.7	56	15
Acquisition of Northern Lights operating facilities	Third party	25.7	2	18
Additions to DG 2014 Portfolio 1	SunEdison	20.8	26	18
Acquisition of Duke Energy operating facility	SunEdison	10.0	1	15
Acquisition of Residential 2015 Portfolio 1	SunEdison	6.3	889	20
Acquisition of SUNE XVIII	SunEdison	4.9	4	20
Acquisition of MPI operating solar facilities	Third party	3.8	10	19
Changes to existing facilities³	N/A	0.1	N/A	N/A
Total Portfolio as of September 30, 2015[4]		1,917.7	2,105	16
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

(2)	Calculated as of September 30, 2015.

(3)	Represents modifications to the nameplate capacity upon facilities reaching commercial operation.

(4)	Includes 47.2 MW of facilities under construction as of September 30, 2015.

Our Portfolio

Our portfolio consists of renewable energy facilities located in the United States and its unincorporated territories, Canada, the United Kingdom and Chile with total nameplate capacity of 1,917.7 MW as of September 30, 2015. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. Our PPAs have a weighted average (based on MW) remaining life of 16 years. We intend to further expand and diversify our current portfolio by acquiring utility-scale, distributed and residential assets located in the United States, Canada, the United Kingdom, Chile and certain other jurisdictions, each of which we expect will also have a long-term PPA with a creditworthy counterparty. Growth in our portfolio will be driven by our relationship with SunEdison, including access to its project pipeline, and by our access to unaffiliated third party developers and owners of renewable energy facilities in our core markets.

The following table lists the renewable energy facilities that comprise our portfolio as of September 30, 2015:

Portfolio / Facility Size	Facility Type	Location	Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²
Distributed Generation:
CD DG Portfolio	Solar	U.S.	77.8	42	17
U.S. Projects 2014	Solar	U.S.	45.4	41	19
DG 2014 Portfolio 1	Solar	U.S.	43.9	45	19

Portfolio / Facility Size	Facility Type	Location	Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²
DG 2015 Portfolio 2	Solar	U.S.	38.7	19	20
TEG	Solar	U.S.	33.7	56	15
HES	Solar	U.S.	25.2	67	14
MA Solar	Solar	U.S.	21.1	4	24
Summit Solar Projects	Solar	U.S.	19.6	50	12
U.S. Projects 2009-2013	Solar	U.S.	15.2	73	15
California Public Institutions	Solar	U.S.	13.5	5	18
Enfinity	Solar	U.S.	13.2	15	16
MA Operating	Solar	U.S.	12.2	4	18
Duke Operating	Solar	U.S.	10.0	1	15
SunE Solar Fund X	Solar	U.S.	8.8	12	16
SUNE XVIII	Solar	U.S.	4.9	4	20
Summit Solar Projects	Solar	Canada	3.8	7	17
MPI	Solar	Canada	3.8	10	19
Resi 2015 Portfolio 1	Solar	U.S.	6.3	889	20
Resi 2014 Portfolio 1	Solar	U.S.	2.8	700	17
Total Distributed Generation			399.9	2,044	18

Utility:
Mt. Signal	Solar	U.S.	265.8	1	24
Regulus Solar	Solar	U.S.	81.6	1	19
U.S. Call Rights	Solar	U.S.	54.7	9	23
North Carolina Portfolio	Solar	U.S.	26.4	4	14
Atwell Island	Solar	U.S.	23.5	1	22
Nellis	Solar	U.S.	14.0	1	12
Alamosa	Solar	U.S.	8.2	1	12
CalRENEW-1	Solar	U.S.	6.3	1	15
Northern Lights	Solar	Canada	25.7	2	18
Marsh Hill	Solar	Canada	18.5	1	20
SunE Perpetual Lindsay	Solar	Canada	15.5	1	19
U.K. Call Rights	Solar	U.K	208.4	14	14
Fairwinds & Crundale	Solar	U.K	55.9	2	14
Stonehenge Q1	Solar	U.K	41.2	3	14
Stonehenge Operating	Solar	U.K	23.6	3	13
Says Court	Solar	U.K	19.8	1	14
Crucis Farm	Solar	U.K	16.1	1	14
Norrington	Solar	U.K	11.1	1	14
CAP	Solar	Chile	101.6	1	18

Portfolio / Facility Size	Facility Type	Location	Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²
Cohocton	Wind	U.S.	125.0	1	3
Rollins	Wind	U.S.	60.0	1	16
Stetson I	Wind	U.S.	57.0	1	9
Mars Hill	Wind	U.S.	42.0	1	4
Sheffield	Wind	U.S.	40.0	1	16
Bull Hill	Wind	U.S.	34.5	1	12
Kaheawa Wind Power I	Wind	U.S.	30.0	1	11
Kahuku	Wind	U.S.	30.0	1	15
Stetson II	Wind	U.S.	25.5	1	9
Kaheawa Wind Power 2	Wind	U.S.	21.0	1	17
Steel Winds I	Wind	U.S.	20.0	1	11
Steel Winds II	Wind	U.S.	15.0	1	6
Total Utility			1,517.9	61	15

Total Renewable Energy Facilities[3]			1,917.8	2,105	16
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

(2)	Calculated as of September 30, 2015.

(3)	Includes 47.2 MW of facilities under construction as of September 30, 2015.

Call Right Projects

As of September 30, 2015, we have the option to acquire 4.0 GW of renewable energy facilities from SunEdison ("Call Right Projects"). We entered into the Support Agreement with SunEdison in connection with our IPO, which requires SunEdison to offer us additional qualifying projects from its development pipeline by the end of 2016 that are projected to generate an aggregate of at least $175.0 million of cash available for distribution during the first 12 months following the qualifying project’s respective commercial operations date. As of September 30, 2015, the Call Right Projects that are specifically identified pursuant to the Support Agreement have a total nameplate capacity of 2.1 GW. In addition, we entered into an Intercompany Agreement with SunEdison, pursuant to which we have been granted additional call rights with respect to certain projects in the First Wind pipeline, which are expected to represent an additional 1.3 GW of renewable energy facilities. As of September 30, 2015, the Call Right Projects include 0.5 GW of wind power plants owned by a SunEdison warehouse ("AP Warehouse"). The Call Right Projects pursuant to the Intercompany Agreement and the 0.5 GW in the AP Warehouse do not count towards SunEdison's $175.0 million CAFD commitment.

The following table summarizes the Call Right Projects that are identified pursuant to the Support Agreement and the Intercompany Agreement as of September 30, 2015:

Facility Size	Facility Type	Location	Nameplate Capacity (MW)¹		Number of Sites
Distributed Generation	Solar	U.S.	259.6		242
Distributed Generation	Solar	Canada	13.9		38
Total Distributed Generation			273.5		280

Utility	Solar	U.S.	1,587.8		21
Utility	Solar	Japan	143.2		6
Utility	Solar	U.K.	72.2		5
Utility	Solar	Chile	41.7		1
Utility	Wind	U.S.	1,860.4	[2]	15
Total Utility-scale			3,705.3		48

Total Renewable Energy Facilities			3,978.8		328
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

(2)	Includes 521.2 MW of wind power plants in the AP Warehouse.

Key Metrics

Operating Metrics

Nameplate Megawatt Capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate megawatt capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure nameplate capacity for solar generation facilities in MW(dc) and for wind power plants in MW(ac). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the aggregate nameplate megawatt capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate megawatt capacity are indicative of the growth rate of our business. Our renewable energy facilities had a total nameplate capacity of 1,917.7 MW as of September 30, 2015.

Megawatt Hours Sold

Megawatt hours (MWh) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track megawatt hours sold as an indicator of our ability to recognize revenue from the generation of electricity at our renewable energy facilities. Our MWh sold for the three and nine months ended September 30, 2015 were 846,100 MWh and 2,392,227 MWh, respectively.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$2,418	$(1,868)	$(52,108)	$(19,097)
Interest expense, net (a)	48,786	22,906	121,602	54,552
Income tax expense (benefit)	1,673	2,806	2,842	(4,069)
Depreciation, accretion and amortization (b)	40,243	16,032	115,293	25,190
General and administrative - affiliate (c)	13,636	5,051	36,887	8,783
Stock-based compensation	2,556	1,240	10,030	1,567
Acquisition and related costs, including affiliate (d)	11,294	4,128	32,720	5,363
Formation and offering related fees and expenses (e)	—	536	—	3,399
Unrealized gain on derivatives, net (f)	(2,669)	—	(855)	—
(Gain) loss on extinguishment of debt, net (g)	—	(9,580)	8,652	(7,635)
Non-recurring facility-level non-controlling interest member transaction fees (h)	—	—	2,753	—
Loss on foreign currency exchange, net (i)	9,825	6,240	9,755	6,914
Other non-cash operating revenues	(4,262)	(345)	(4,262)	(345)
Other non-operating expenses	2,342	59	2,342	59
Adjusted EBITDA	$125,842	$47,205	$285,651	$74,681
—————

(a)
In connection with the Amended Interest Payment Agreement between us and SunEdison, SunEdison will pay a portion of each scheduled interest payment on the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015 and continuing through the scheduled interest payment on August 1, 2017, up to a maximum aggregate amount of $48.0 million, taking into account amounts paid under the original Interest Payment Agreement since the completion of our IPO. We received an equity contribution of $4.0 million and $1.5 million, respectively, from SunEdison pursuant to the original Interest Payment Agreement for the nine months ended September 30, 2015 and 2014. We received an equity contribution from SunEdison pursuant to the Amended Interest Payment Agreement during the three and nine months ended September 30, 2015 of $6.6 million.

(b)
Includes a $3.4 million increase and $1.6 million reduction within operating revenues due to net amortization of favorable and unfavorable revenue contracts for the three and nine months ended September 30, 2015, respectively, and a $2.8 million and $3.6 million reduction for the prior year comparative periods.

(c)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on July 23, 2014, we entered into the MSA with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. Cash consideration paid to SunEdison for these services for the three and nine months ended September 30, 2015 totaled $1.0 million and $3.0 million, respectively. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016 and $9.0 million in 2017. The amount of general and administrative expenses in excess of the fees paid to SunEdison in each year will be treated as an addback in the reconciliation of net income (loss) to Adjusted EBITDA.

(d)	Represents transaction related costs, including affiliate acquisition costs, associated with the acquisitions completed during the three and nine months ended September 30, 2015 and 2014.

(e)	Represents non-recurring professional fees for legal, tax and accounting services incurred in connection with the IPO.

(f)	Represents the change in the fair value of commodity contracts not designated as hedges.

(g)
We recognized a net loss on extinguishment of debt of $8.7 million for the nine months ended September 30, 2015 due primarily to the termination of the Term Loan and its related interest rate swap, the exchange of the previous revolver to the Revolver and prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date, partially offset by the gain due to the termination of financing lease obligations upon SunEdison acquiring the lessor interest in the Duke Energy operating facility and concurrently transferring the portfolio to us. Net gain on extinguishment of debt was $9.6 million for the three months ended September 30, 2014 due primarily to the termination of financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X portfolio of solar generation assets and defeasance of debt obligations related to certain projects in the U.S. Projects 2009-2013 portfolio. We recognized a net gain on extinguishment of debt of $7.6 million for the nine months ended September 30, 2014 due primarily to the termination of financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X portfolio of solar generation assets.

(h)	Represents non-recurring plant-level professional fees attributable to tax equity transactions entered into during the nine months ended September 30, 2015.

(i)
We incurred a net loss on foreign currency exchange of $9.8 million for both the three and nine months ended September 30, 2015, due primarily to unrealized losses on the remeasurement of intercompany loans which are denominated in British pounds. Net loss on foreign currency exchange was $6.2 million and $6.9 million for the three and nine months ended September 30, 2014, respectively, due primarily to unrealized losses on the remeasurement of intercompany loans which are denominated in British pounds.

Cash Available for Distribution

We believe cash available for distribution is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance. In addition, cash available for distribution is used by our management team for internal planning purposes.

We define CAFD as net cash provided by operating activities of Terra LLC as adjusted for certain other cash flow items that we associate with our operations. It is a non-GAAP measure of our ability to generate cash to service our dividends. As used in this report, CAFD represents net cash provided by (used in) operating activities of Terra LLC (i) plus or minus changes in assets and liabilities as reflected on our statements of cash flows, (ii) minus deposits into (or plus withdrawals from) restricted cash accounts required by project financing arrangements to the extent they decrease (or increase) cash provided by operating activities, (iii) minus cash distributions paid to non-controlling interests in our projects, if any, (iv) minus scheduled project-level and other debt service payments and repayments in accordance with the related borrowing arrangements, to the extent they are paid from operating cash flows during a period, (v) minus non-expansionary capital expenditures, if any, to the extent they are paid from operating cash flows during a period, (vi) plus cash contributions from SunEdison pursuant to the Interest Payment Agreement, (vii) plus operating costs and expenses paid by SunEdison pursuant to the MSA to the extent such costs or expenses exceed the fee payable by us pursuant to such agreement but otherwise reduce our net cash provided by operating activities and (viii) plus or minus operating items as necessary to present the cash flows we deem representative of our core business operations, with the approval of the audit committee. Our intention is to cause Terra LLC to distribute a portion of the CAFD generated by our project portfolio to its members each quarter, after appropriate reserves for our working capital needs and the prudent conduct of our business.

The following table presents a reconciliation of cash flows from operating activities to CAFD for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Adjustments to reconcile net cash provided by operating activities to cash available for distribution:
Net cash provided by operating activities	$69,956	$14,542	$105,256	$26,778
Changes in assets and liabilities	(4,864)	(4,778)	9,698	(17,814)
Deposits into/withdrawals from restricted cash accounts	(20,648)	(4,873)	(10,345)	(148)
Cash distributions to non-controlling interests	(5,367)	(572)	(17,686)	(572)
Scheduled project-level and other debt service and repayments	(6,505)	(3,849)	(18,404)	(8,251)
Contributions received pursuant to agreements with SunEdison	5,677	1,523	15,143	7,161
Non-expansionary capital expenditures	(4,468)	—	(9,764)	—
Other:
Acquisition and related costs, including affiliates	11,294	4,128	32,720	5,363
Formation and offering related fees and expenses, including affiliates	—	536	—	3,399
Change in accrued interest (a)	10,871	18,645	11,771	25,727
General and administrative - affiliate (b)	13,636	5,051	36,887	8,783
Non-recurring facility-level non-controlling interest member transaction fees	—	—	2,753	—
Economic ownership adjustment (c)	—	—	13,590	—
Other	1,279	(26)	3,375	(1,584)
Estimated cash available for distribution	$70,861	$30,327	$174,994	$48,842
—————

(a)
The three months ended September 30, 2015 excludes $12.0 million of corporate interest expense incurred during the six months ended June 30, 2015 and paid on August 3, 2015 to align with project economics.

(b)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on July 23, 2014, we entered into the MSA with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. Cash consideration paid to SunEdison for these services for the three and nine months ended September 30, 2015 totaled $1.0 million and $3.0 million, respectively. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017. The amount of general and administrative expenses in excess of the fees paid to SunEdison in each year will be treated as an addback in the reconciliation of net cash provided by operating activities to cash available for distribution.

(c)	Represents economic ownership of certain acquired operating assets which accrued to us prior to the acquisition close date.

Adjusted Revenue

We define Adjusted Revenue as operating revenues, net adjusted for non-cash items including unrealized gain/loss on derivatives, amortization of favorable and unfavorable revenue contracts and other non-cash items. We believe Adjusted Revenue is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance. Adjusted Revenue is a non-GAAP measure used by our management for internal planning purposes, including for certain aspects of our consolidating operating budget.

The following table presents a reconciliation of Operating revenues, net to Adjusted Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Adjustments to reconcile Operating revenues, net to adjusted revenue
Operating revenues, net	$163,291	$53,566	$363,852	$84,336
Unrealized gain on derivatives, net (a)	(2,669)	—	(855)	—
Amortization of favorable and unfavorable revenue contracts (b)	(3,424)	2,787	1,599	3,558
Other non-cash	(4,262)	(345)	(4,906)	(345)
Adjusted revenue	$152,936	$56,008	$359,690	$87,549
———

(a)	Represents the change in the fair value of commodity contracts not designated as hedges.

(b)	Represents net amortization of favorable and unfavorable revenue contracts included within operating revenues.

Consolidated Results of Operations

For periods prior to the IPO, our consolidated results of operations represent the combination of the Company and Terra LLC, our accounting predecessor (the "Predecessor"). For all periods subsequent to the IPO, the amounts shown in the table below represent the results of Terra LLC, which are consolidated by us through its controlling interest. The operating results of Terra LLC for the three and nine months ended September 30, 2015 exclude $2.7 million and $10.0 million, respectively, of stock-based compensation expense, which is reflected in the operating results of the Company. Stock-based compensation expense of $1.2 million and $1.6 million is excluded from the operating results of Terra LLC for the same periods in the prior year, respectively. The following table illustrates the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2015 compared to the same periods in the prior year:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Operating revenues, net	$163,291	$53,566	$363,852	$84,336
Operating costs and expenses:
Cost of operations	15,201	4,224	50,430	6,114
Cost of operations - affiliate	6,840	2,814	14,657	4,031
General and administrative	7,518	2,984	21,087	3,767
General and administrative - affiliate	14,636	5,051	39,411	8,783
Acquisition and related costs	11,294	1,302	31,680	2,537
Acquisition and related costs - affiliate	—	2,826	1,040	2,826
Formation and offering related fees and expenses	—	536	—	3,399
Depreciation, accretion and amortization	43,667	13,245	113,694	21,632
Total operating costs and expenses	99,156	32,982	271,999	53,089
Operating income	64,135	20,584	91,853	31,247
Other expenses:
Interest expense, net	48,786	22,906	121,602	54,552
(Gain) loss on extinguishment of debt, net	—	(9,580)	8,652	(7,635)
Loss on foreign currency exchange, net	9,825	6,240	9,755	6,914
Other, net	1,433	80	1,110	582
Total other expenses, net	60,044	19,646	141,119	54,413
Income (loss) before income tax expense (benefit)	4,091	938	(49,266)	(23,166)
Income tax expense (benefit)	1,673	2,806	2,842	(4,069)
Net income (loss)	2,418	(1,868)	(52,108)	(19,097)
Less: Pre-acquisition net (loss) income of projects acquired from SunEdison	(2,743)	(347)	7,892	(1,059)
Less: Predecessor income (loss) prior to IPO on July 23, 2014	—	6,270	—	(10,357)
Net income (loss) subsequent to IPO and excluding pre-acquisition net (loss) income of projects acquired from SunEdison	5,161	(7,791)	(60,000)	(7,681)
Less: Net income attributable to redeemable non-controlling interests	6,949	—	8,576	—
Less: Net loss attributable to non-controlling interests	(968)	(3,777)	(46,440)	(3,667)
Net loss attributable to Class A common stockholders	$(820)	$(4,014)	$(22,136)	$(4,014)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues, net

Operating revenues, net for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(In thousands, other than MW data)	2015	2014	Change
Energy:
Solar	$88,121	$41,623	$46,498
Wind	21,335	—	21,335
Incentives including affiliates:
Solar	51,127	11,943	39,184
Wind	2,708	—	2,708
Total operating revenues, net	$163,291	$53,566	$109,725

MWh sold	846,100	327,454
Nameplate Megawatt Capacity (MW)¹	1,870.5	645.6
_________

(1)	Operational at end of period.

Energy revenues increased by $67.8 million during the three months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$12,918	$—	$12,918
Increase in energy revenues from acquisitions of operating renewable energy facilities from third parties	20,007	19,815	39,822
Increase in energy revenues from acquisitions of Call Right Projects and operating projects from SunEdison	9,107	—	9,107
Amortization of revenue contracts	4,691	1,520	6,211
Existing renewable energy facility energy revenue	(225)	—	(225)
	$46,498	$21,335	$67,833

Incentive revenue increased by $41.9 million during the three months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from projects achieving commercial operations	$9,859	$—	$9,859
Increase in incentive revenues from acquisitions of operating renewable energy facilities from third parties	19,861	2,708	22,569
Increase in incentive revenues from acquisitions of Call Right Projects and operating projects from SunEdison	10,093	—	10,093
Existing renewable energy facility incentive revenue	(629)	—	(629)
	$39,184	$2,708	$41,892

Costs of Operations

Costs of operations for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(In thousands)	2015	2014	Change
Cost of operations:
Solar	$5,418	$4,224	$1,194
Wind	9,783	—	9,783
Cost of operations - affiliate:
Solar	5,406	2,814	2,592
Wind	1,434	—	1,434
Total cost of operations	$22,041	$7,038	$15,003

Cost of operations increased $11.0 million during the three months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Decrease in cost of operations relating to projects achieving commercial operations	$(186)	$—	$(186)
Increase in cost of operations relating to acquisitions of operating renewable energy facilities from third parties	1,097	9,783	10,880
Increase in cost of operations relating to acquisitions of Call Right Projects and operating projects from SunEdison	1,709	—	1,709
Existing renewable energy facility cost of operations	(1,426)	—	(1,426)
	$1,194	$9,783	$10,977

Cost of operations - affiliate increased $4.0 million during the three months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to projects achieving commercial operations	$521	$—	$521
Increase in cost of operations from acquisitions - affiliate of operating renewable energy facilities relating to third parties	703	1,434	2,137
Increase in cost of operations - affiliate relating to acquisitions of Call Right Projects and operating projects from SunEdison	1,258	—	1,258
Existing renewable energy facility cost of operations - affiliate	110	—	110
	$2,592	$1,434	$4,026

General and Administrative

General and administrative expenses for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(In thousands)	2015	2014	Change
General and administrative:
Project-level	$4,723	$1,735	$2,988
Corporate	2,795	1,249	1,546
General and administrative - affiliate:
Corporate	14,636	5,051	9,585
Total general and administrative	$22,154	$8,035	$14,119

General and administrative expense increased by $4.5 million compared to the three months ended September 30, 2014, and general and administrative - affiliate expense decreased by $9.6 million compared to the three months ended September 30, 2014 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase due to stock-based compensation expense	$1,547	$—
Increases project-level costs related to owning more renewable energy facilities	2,987	—
Increased corporate costs due to growth and additional costs related to being a public company	—	9,585
Total change	$4,534	$9,585

Pursuant to the MSA, we made cash payments to SunEdison of $1.0 million for general and administrative services provided to us for the three months ended September 30, 2015. General and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $11.3 million during the three months ended September 30, 2015, compared to $4.1 million during the same period in 2014. These fees primarily consist of bridge commitment fees, investment banker advisory fees and professional fees for legal and accounting services related to our consummated and pending acquisitions. The increase relative to prior year is due to the pending acquisitions of Invenergy Wind and the Vivint Operating Assets. There were no acquisition and related costs paid by SunEdison on our behalf during the three months ended September 30, 2015.

Formation and Offering Related Fees and Expenses

There were no formation and offering related fees and expenses, including amounts related to affiliates, during the three months ended September 30, 2015. Formation and offering related fees and expenses, including amounts related to affiliates, were $0.5 million during the three months ended September 30, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services not directly related to our IPO.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $30.4 million during the three months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to projects achieving commercial operations	$2,554	$—	$2,554
Increases in depreciation, accretion and amortization relating to acquisitions of operating renewable energy facilities from third parties	9,592	10,640	20,232
Increases in depreciation, accretion and amortization relating to acquisitions of Call Right Projects and operating projects from SunEdison	7,413	—	7,413
Increases in depreciation, accretion and amortization relating to existing renewable energy facility revenue	223	—	223
	$19,782	$10,640	$30,422

Interest Expense, Net

Interest expense, net increased by $25.9 million during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to increased indebtedness related to the issuance of the Senior Notes due 2023 and Senior. Notes due 2025. In addition, the three months ended September 30, 2015 includes $9.9 million of amortization expense of bridge commitment fees related to financing our pending acquisitions of Invenergy Wind and the Vivint Operating Assets. We received an equity contribution of $6.6 million from SunEdison in connection with SunEdison's payment obligations under the Amended Interest Payment Agreement during the three months ended September 30, 2015.

	Three Months Ended September 30,
(In thousands)	2015	2014	Change
Corporate-level	$30,084	$4,324	$25,760
Project-level:
Solar	17,478	18,582	(1,104)
Wind	1,224	—	1,224
Total interest expense, net	$48,786	$22,906	$25,880

Gain on Extinguishment of Debt, net

There was no net gain on extinguishment of debt for the three months ended September 30, 2015. Net gain on extinguishment of debt of $9.6 million for the three months ended September 30, 2014 was primarily due to termination of financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X portfolio of solar generation assets and defeasance of debt obligations related to certain projects in the U.S. Projects 2009-2013 portfolio. The net loss (gain) on extinguishment of project-level indebtedness for the three months ended September 30, 2015 and 2014 related to the following renewable energy facility portfolios:

	Three Months Ended September 30,
(In thousands)	2015	2014
U.S. Projects 2009-2013	$—	$2,459
Stonehenge Operating	—	3,797
SunE Solar Fund X	—	(15,836)
Total net gain on extinguishment of debt	$—	$(9,580)

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $9.8 million for the three months ended September 30, 2015, primarily due to a $14.4 million unrealized loss on the remeasurement of intercompany loans, which are primarily denominated in British pounds, due to strengthening of the U.S. dollar. These remeasurement losses were partially offset by $4.6 million of realized and unrealized net gains on foreign currency derivatives.

Income Tax Provision

Income tax expense was $1.7 million for the three months ended September 30, 2015, compared to income tax expense of $2.8 million during the same period in 2014. For the three months ended September 30, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to us and due to lower statutory income tax rates in our foreign jurisdictions. For the three months ended September 30, 2014, the tax benefits for losses realized prior to the initial public offering ("IPO") were recognized primarily because of existing deferred tax liabilities. As of September 30, 2015, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests was $1.0 million for the three months ended September 30, 2015. This was the result of a $0.2 million loss attributable to SunEdison's interest in Terra LLC's net income during the three months ended September 30, 2015 and a $0.8 million loss attributable to project-level non-controlling interests. Net loss attributable to non-controlling interests was $3.8 million for the three months ended September 30, 2014. This was the result of a $6.9 million loss attributable to SunEdison's and Riverstone's interest in Terra LLC's net loss during the period July 23, 2014 through September 30, 2014 and a $3.1 million gain attributable to project-level non-controlling interests.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues, net

Operating revenues, net for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(In thousands, other than MW data)	2015	2014	Change
Energy:
Solar	$186,102	$60,730	$125,372
Wind	66,196	—	66,196
Incentives including affiliates:
Solar	96,984	23,606	73,378
Wind	14,570	—	14,570
Total operating revenues, net	$363,852	$84,336	$279,516

MWh sold	2,392,227	439,683
Nameplate Megawatt Capacity (MW)¹	1,870.5	645.6
_________

(1)	Operational at end of period.

Energy revenues increased by $191.6 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$32,341	$—	$32,341
Increase in energy revenues from acquisitions of operating renewable energy facilities from third parties	69,272	64,676	133,948
Increase in energy revenues from acquisitions of Call Right Projects and operating projects from SunEdison	19,020	—	19,020
Amortization of revenue contracts	440	1,520	1,960
Existing renewable energy facility energy revenue	4,299	—	4,299
	$125,372	$66,196	$191,568

Incentive revenue increased by $87.9 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from projects achieving commercial operations	$15,712	$—	$15,712
Increase in incentive revenues from acquisitions of operating renewable energy facilities from third parties	38,653	14,570	53,223
Increase in incentive revenues from acquisitions of Call Right Projects and operating projects from SunEdison	19,746	—	19,746
Existing renewable energy facility incentive revenue	(733)	—	(733)
	$73,378	$14,570	$87,948

Costs of Operations

Costs of operations for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
Cost of operations:
Solar	$21,762	$6,114	$15,648
Wind	28,668	—	28,668
Cost of operations - affiliate:
Solar	13,223	4,031	9,192
Wind	1,434	—	1,434
Total cost of operations	$65,087	$10,145	$54,942

Cost of operations increased $44.3 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to projects achieving commercial operations	$2,062	$—	$2,062
Increase in cost of operations relating to acquisitions of operating renewable energy facilities from third parties	8,847	28,668	37,515
Increase in cost of operations relating to acquisitions of Call Right Projects and operating projects from SunEdison	4,103	—	4,103
Existing renewable energy facility cost of operations	636	—	636
	$15,648	$28,668	$44,316

Cost of operations - affiliate increased $10.6 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to projects achieving commercial operations	$2,371	$—	$2,371
Increase in cost of operations - affiliate relating to acquisitions of operating renewable energy facilities from third parties	4,254	1,434	5,688
Increase in cost of operations - affiliate relating to acquisitions of Call Right Projects and operating projects from SunEdison	2,123	—	2,123
Existing renewable energy facility cost of operations - affiliate	444	—	444
	$9,192	$1,434	$10,626

General and Administrative

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months ended September 30,
(In thousands)	2015	2014	Change
General and administrative:
Project-level	$10,818	$2,190	$8,628
Corporate	10,269	1,577	8,692
General and administrative - affiliate:
Corporate	39,411	8,783	30,628
Total general and administrative	$60,498	$12,550	$47,948

General and administrative expense increased by $17.3 million compared to the nine months ended September 30, 2014, and general and administrative - affiliate expense increased by $30.6 million compared to the nine months ended September 30, 2014 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase due to stock-based compensation expense	$8,692	$—
Increases project-level costs related to owning more renewable energy facilities	8,628	—
Increased corporate costs due to growth and additional costs related to being a public company	—	30,628
Total change	$17,320	$30,628

Pursuant to the MSA, we made cash payments to SunEdison of $3.0 million for general and administrative services provided to us for the nine months ended September 30, 2015. General and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $32.7 million during the nine months ended September 30, 2015, compared to $5.4 million during the same period in 2014. These fees primarily consist of investment banker advisory fees and professional fees for legal and accounting services related to our consummated and pending acquisitions. The increase compared to the nine months ended September 30, 2104, was primarily due to the acquisition of First Wind and the pending acquisitions of Invenergy Wind and the Vivint Operating Assets.

Formation and Offering Related Fees and Expenses

There were no formation and offering related fees and expenses, including amounts related to affiliates, during the nine months ended September 30, 2015. Formation and offering related fees and expenses, including amounts related to affiliates, were $3.4 million during the nine months ended September 30, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services not directly related to our IPO.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $92.1 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to projects achieving commercial operations	$11,861	$—	$11,861
Increases in depreciation, accretion and amortization relating to acquisitions of operating renewable energy facilities from third parties	37,688	25,375	63,063
Increases in depreciation, accretion and amortization relating to acquisitions of Call Right Projects and operating projects from SunEdison	15,382	—	15,382
Increases in depreciation, accretion and amortization relating to existing renewable energy facility revenue	1,756	—	1,756
	$66,687	$25,375	$92,062

Interest Expense, Net

Interest expense, net, increased by $67.1 million during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to increased indebtedness related to construction financings and financing lease arrangements at the project-level. During the nine months ended September 30, 2015, we received $4.0 million and $6.6 million of equity contributions from SunEdison in connection with SunEdison's payment obligations under the Interest Payment Agreement and the Amended Interest Payment Agreement, respectively.

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
Corporate-level	$66,664	$22,042	$44,622
Project-level:
Solar	52,863	32,510	20,353
Wind	2,075	—	2,075
Total interest expense, net	$121,602	$54,552	$67,050

Loss (Gain) on Extinguishment of Debt, net

We incurred a net loss on the extinguishment of debt of $8.7 million for the nine months ended September 30, 2015, primarily due to the termination of the Term Loan and related interest rate swap, the exchange of the previous revolver to the Revolver, prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date. These losses were partially offset by a gain resulting from the termination of financing lease obligations upon acquisition of the Duke Energy operating facility. Net gain on the extinguishment of debt of $7.6 million for the nine months ended September 30, 2014 was due to the termination of our financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X portfolio of solar generation assets. The net loss (gain) on extinguishment of project-level indebtedness for the nine months ended September 30, 2015 and 2014 related to the following renewable energy facility portfolios:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Term Loan extinguishment and related fees	$12,320	$—
Revolver	1,306	—
First Wind	6,412	—
Duke Energy operating facility	(11,386)	—
U.S. Projects 2009-2013	—	2,459
Alamosa	—	1,945
Stonehenge Operating	—	3,797
SunE Solar Fund X	—	(15,836)
Total net loss (gain) on extinguishment of debt	$8,652	$(7,635)

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $9.8 million for the nine months ended September 30, 2015, primarily due to a 12.5 million unrealized loss on the remeasurement of intercompany loans, which are primarily denominated in British pounds, due to the strengthening of the U.S. dollar. These remeasurement losses were offset by $2.7 million of realized and unrealized net gains on foreign currency derivatives.

Income Tax Provision

Income tax expense was $2.8 million for the nine months ended September 30, 2015, compared to an income tax benefit of $4.1 million during the same period in 2014. For the nine months ended September 30, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests was $46.4 million for the nine months ended September 30, 2015. This was the result of a $9.1 million loss attributable to SunEdison's and R/C US Solar Investment Partnership, L.P.'s ("Riverstone") interest in Terra LLC's net loss during the nine months ended September 30, 2015 and a $37.4 million loss attributable to project-level non-controlling interests. Net loss attributable to non-controlling interests was $3.7 million for the nine months ended September 30, 2014. This was the result of a $6.9 million loss attributable to SunEdison's and Riverstone's interest in Terra LLC's net loss during the period from July 23, 2014 through September 30, 2014 and a $3.3 million gain attributable to project-level non-controlling interests.

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, service our debt and to fund cash dividends to our investors. We will also use capital in the future to finance expansion capital expenditures and acquisitions. Historically, our Predecessor's operations were financed as part of SunEdison's integrated operations and largely relied on internally generated cash flow as well as corporate and/or project-level borrowings to satisfy capital expenditure requirements. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated electricity sales, increased expenses, actions of SunEdison and other third parties, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Equity financing, if any, could result in the dilution of our existing stockholders and make it more difficult for us to maintain our dividend policy.

Liquidity Position

Total liquidity as of September 30, 2015 was approximately $1.3 billion, comprised of cash of $635.8 million and availability under the Revolver of $658.1 million. As of December 31, 2014, our total liquidity was approximately $683.6 million, comprised of cash of $468.6 million and availability under the Revolver of $215.0 million. Management believes that our liquidity position and cash flows from operations will be adequate to finance our short-term growth commitments, operating and maintenance capital expenditures, and to fund dividends to holders of our Class A common stock and other liquidity commitments. As discussed above in the context of current market conditions, management continues to regularly monitor our ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management as our long-term growth will require additional capital.

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

Uses of Liquidity

Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) funding acquisitions, if any; (ii) debt service obligations; and (iii) cash dividends to investors. Generally, once commercial operation is reached, renewable energy facilities do not require significant capital expenditures to maintain operating performance.

Funding Acquisitions

We have short-term commitments to acquire additional renewable energy facilities from SunEdison and from unaffiliated third parties. We expect to acquire certain of Call Right Projects and projects held in warehouse facilities owned by SunEdison in the near future.

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of September 30, 2015, we had open commitments of approximately $1.4 billion in the aggregate to acquire additional renewable energy facilities with a combined nameplate capacity of 1,080.7 MW from SunEdison, which include commitments we expect to be significantly reduced in the near term as outlined below. These commitments include the following:

•	approximately $103.9 million to acquire 91 distributed generation solar facilities with combined nameplate capacity of 57.8 MW,

•	approximately $23.3 million to acquire a portfolio of residential solar facilities with a combined nameplate capacity of 12.7 MW,

•	approximately $25.7 million to acquire two utility scale solar generation facilities with a combined nameplate capacity of 21.8 MW, and

•
$1.2 billion to acquire four wind power plants (Oakfield, Bingham, South Plains I and South Plains II) and one utility scale solar generation facility (Comanche) with a combined nameplate capacity of 988.4 MW.

On October 26, 2015, SunEdison entered into a master purchase and sale agreement ("MPSA") with a partnership owned predominately by an investment fund managed by J.P. Morgan Asset Management - Global Real Assets Investments. Pursuant to the MPSA, the partnership has agreed to purchase, subject to customary closing conditions, including receipt of regulatory approvals, three of the wind power plants (Oakfield, South Plains II and Bingham) described in the commitments list above. These assets have an aggregate nameplate capacity of 632.4 MW and represent an aggregate commitment by us of $779.6 million. Upon the closing of the MPSA, which is expected to occur in the fourth quarter of 2015, our commitment to SunEdison to purchase those assets will terminate. Under the MPSA, SunEdison has the right to reacquire these projects for a period of time. We expect to enter into a call right agreement with SunEdison, such that we would have the right to acquire those assets at the time they are repurchased by SunEdison.

         Upon closing of the MPSA, as described above, the $1.4 billion aggregate of commitments to SunEdison would be reduced to $580.3 million. We are pursuing funding for the remaining commitment amount using a combination of cash on hand, assumption of debt, revolver draws and through structured financing arrangements such as warehouse facilities. Additionally, as SunEdison publicly disclosed on October 7, 2015, SunEdison has revised its strategy for 2016 and intends to sell certain projects to third party warehouse facilities and/or third parties rather than to us. With our consent, these sales could include some of the projects we have committed to purchasing, which may further reduce our commitments described above.

Any acquisitions for which we are committed and are unable to fund through warehouse facilities or that are not purchased by third parties will result in our obligation to purchase such projects directly and we may not be able to secure sufficient financing to fund any such purchases on acceptable terms, or at all. Our total liquidity as of September 30, 2015 will allow us to meet our current commitments to acquire renewable energy facilities from SunEdison.

Commitments for Third Party Acquisitions

We have committed approximately $2.0 billion in cash and the assumption of $818.0 million in project-level debt to acquire renewable energy facilities from third parties with a combined nameplate capacity of 1,452.8 MW, which are expected to close during the fourth quarter of 2015 and/or the first quarter of 2016.

Financing of Invenergy Wind Power Plants Acquisition

On June 30, 2015, we entered into a definitive agreement to acquire net ownership of 930.0 MW of operating wind power plants from Invenergy Wind Global LLC (together with its subsidiaries, “Invenergy Wind”) for approximately $1.1 billion in cash and the assumption of $818.0 million in project-level debt.

We are pursuing funding for the portfolio using a combination of cash on hand, assumption of debt, revolver draws and through structured financing arrangements with third party investors in which SunEdison is no longer expected to participate. We expect that any such financing arrangements would be structured similarly to warehouse transactions previously consummated by SunEdison and would involve debt and/or preferred security investments by third parties into one or more of our subsidiaries holding these assets.

On July 1, 2015, we obtained commitments for a senior unsecured bridge facility which provides us with up to $1.2 billion to fund this acquisition if the intended financing plan discussed above cannot be achieved. On July 17, 2015, we terminated $300.0 million of this bridge facility commitment upon the issuance of our Senior Notes due 2025.

Financing of Vivint Solar Acquisition

On July 20, 2015, in connection with SunEdison's acquisition of Vivint Solar, we entered into a definitive purchase agreement with SunEdison to acquire Vivint Solar's residential solar generation facilities with an expected nameplate capacity of up to 522.8 MW (the “Vivint Operating Assets”), which is expected to be completed in the fourth quarter of 2015 or the first quarter of 2016, for up to $922.0 million. We intend to finance this acquisition with existing cash, availability under our Revolver and the assumption of project-level debt. On July 20, 2015, we obtained commitments for a senior unsecured bridge facility which provides us with up to $960.0 million to fund the acquisition of the Vivint Operating Assets, including related transaction costs, if the intended financing plan discussed above cannot be achieved. In addition, we agreed to use the net proceeds from the New U.K. Facility of approximately $160.3 million to reduce the commitment under the senior unsecured bridge facility.

Debt Service Obligations

The aggregate amounts of payments on long-term debt including financing lease obligations, and excluding amortization of debt discounts and premiums, due after September 30, 2015 are as follows:

(In thousands)	Remainder of 2015¹	2016	2017	2018	2019	Thereafter	Total
Maturities of long-term debt as of September 30, 2015	$77,933	$57,118	$55,544	$58,002	$69,562	$2,230,684	$2,548,843
—————

(1)	The amount of long-term debt due in 2015 includes $60.9 million of construction debt for the utility scale Call Right Projects located in the U.S. acquired in 2015 from SunEdison.

Interest Payment Agreement

In connection with the closing of the IPO on July 23, 2014, we entered into the Interest Payment Agreement with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison has agreed to pay all of the scheduled interest on the Term Loan through July 23, 2017, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). We received an equity contribution of $4.0 million and $1.5 million from SunEdison pursuant to the Interest Payment Agreement for the nine months ended September 30, 2015 and 2014, respectively.

On January 28, 2015, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. The Amended Interest Payment Agreement amends and restates the Interest Payment Agreement, all in accordance with the terms of the Intercompany Agreement. We received an equity contribution of $6.6 million from SunEdison pursuant to the Amended Interest Payment Agreement during the three and nine months ended September 30, 2015.

Cash Dividends to Investors

We intend to pay regular quarterly cash dividends to holders of our Class A common stock on or about the 75th day following the last day of each fiscal quarter.

On December 22, 2014, we declared a quarterly dividend for the fourth quarter of 2014 on our Class A common stock of $0.27 per share, or $1.08 per share on an annualized basis. The fourth quarter dividend was paid on March 16, 2015 to shareholders of record as of March 2, 2015.

On May 7, 2015, we declared a quarterly dividend for the first quarter on our Class A common stock of $0.325 per share, or $1.30 per share on an annualized basis. The first quarter dividend was paid on June 15, 2015 to shareholders of record as of June 1, 2015.

On August 6, 2015, we declared a quarterly dividend for the second quarter of 2015 on our Class A common stock of $0.335 per share, or $1.34 per share on an annualized basis. The second quarter dividend was paid on September 15, 2015 to shareholders of record as of September 1, 2015.

We intend to cause Terra LLC to make regular quarterly cash distributions in an amount equal to cash available for distribution generated during a particular quarter, less reserves for working capital needs and the prudent conduct of our business, to its members (including to us as the sole holder of the Class A units and to SunEdison as the sole holder of the Class B units) pro rata based on the number of units held. During the subordination period provided for in the operating agreement of Terra LLC, or the "Subordination Period," which will be a minimum of three years from the date of the IPO, the Class A units and Class B1 units are entitled to receive quarterly distributions in an amount equal to $0.2257 per unit, or the "Minimum Quarterly Distribution," plus any arrearages in the payment of the Minimum Quarterly Distribution from prior quarters, before any distributions may be made on the Class B units. The practical effect of the subordination of the Class B units is to increase the likelihood that during the Subordination Period there will be sufficient CAFD to pay the Minimum Quarterly Distribution on the Class A units (and Class B1 units, if any).

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

There were no IDR payments made by us during the three months ended September 30, 2015.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$105,256	$26,778	$78,478
Net cash used in investing activities	(1,479,219)	(1,122,372)	(356,847)
Net cash provided by financing activities	1,542,610	1,354,255	188,355

Net Cash Provided By Operating Activities

The increase in net cash provided by operating activities is driven by an increase in operating income, excluding the impact of non-cash items compared to the nine months ended September 30, 2014.

Net Cash Used In Investing Activities

The change in net cash used in investing activities includes $426.7 million of cash paid to third parties for the construction of renewable energy facilities and $1.0 billion of cash paid for third party acquisitions. When SunEdison contributes projects, we recast our cash flow statement to present construction costs incurred by SunEdison as if they were our construction costs. SunEdison continues to maintain the construction related liabilities for all renewable energy facilities. Net cash used in investing activities for the nine months ended September 30, 2014 was $1.1 billion, which includes $766.8 million of cash paid to SunEdison and third parties for the construction of solar generation facilities, $355.5 million of cash paid to third parties for acquisitions of solar generation facilities, and changes in restricted cash in accordance with the restrictions in our debt agreements

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $1.5 billion, which consisted of $921.6 million of net proceeds from our equity offering, $946.0 million of proceeds from the issuance of Senior Notes due 2023 and $300.0 million of proceeds from the issuance of Senior Notes due 2025, offset by $573.5 million repayment of our term loan, and dividend payments of $60.7 million. Net cash provided by financing activities for the nine months ended September 30, 2014 was $1.4 billion, which was primarily attributable to $433.6 million of net proceeds from the IPO, $198.3 million of net proceeds from construction and term debt financing arrangements and $401.1 million of contributions from SunEdison to fund capital expenditures.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This standard will become effective for us on January 1, 2018. Early application is permitted but not before January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements, in which an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-06 Earnings Per Share, which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control. ASU No. 2015-06 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. We do not expect this standard will have an effect on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for us on a prospective basis on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. We are currently evaluating the impact of ASU No. 2015-16 on our consolidated financial statements.

Cautionary Statement Regarding Forward-looking Statements

This communication contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements involve estimates, expectations, projections, goals, assumptions, known and unknown risks, and uncertainties and typically include words or variations of words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “estimate,” “predict,” “project,” “goal,” “guidance,” “outlook,” “objective,” “forecast,” “target,” “potential,” “continue,” “would,” “will,” “should,” “could,” or “may” or other comparable terms and phrases. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future are forward-looking statements. They may include estimates of expected adjusted EBITDA, CAFD, earnings, revenues, capital expenditures, liquidity, capital structure, future growth, financing arrangement and other financial performance items (including future dividends per share), descriptions of management’s plans or objectives for future operations, products, or services, or descriptions of assumptions underlying any of the above. Forward-looking statements provide the Company’s current expectations or predictions of future conditions, events, or results and speak only as of the date they are made. Although the Company believes its expectations and assumptions are reasonable, it can give no assurance that these expectations and assumptions will prove to have been correct and actual results may vary materially.

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, our ability to integrate the projects we acquire from third parties or otherwise realize the anticipated benefits from such acquisitions; actions of third parties, including but not limited to the failure of SunEdison or other counterparties to fulfill their obligations; price fluctuations, termination provisions and buyout provisions in offtake agreements; delays or unexpected costs during the completion of projects under construction; our ability to successfully identify, evaluate, and consummate acquisitions from SunEdison or third parties or changes in expected terms and timing of any acquisitions; regulatory requirements and incentives for production of renewable power; operating and financial restrictions under agreements governing indebtedness; the condition of capital markets and our ability to borrow additional funds and access capital markets; the impact of foreign exchange rate fluctuations; our ability to compete against traditional and renewable energy companies; and hazards customary to the power production industry and power generation operations, such as unusual weather conditions and outages. Furthermore, any dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. Many of these factors are beyond the Company’s control.

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties which are described in the Company’s Form 10-K for the fiscal year ended December 31, 2014, as well as additional factors it may describe from time to time in other filings with the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest Rate Risk

As of September 30, 2015, the estimated fair value of our debt was $2,429.8 million and the carrying value of our debt was $2,546.4 million. We estimate that a 100 bps, or 1%, increase or decrease in market interest rates would have increased or decreased the fair value of our long-term debt by $65.0 million.

As of September 30, 2015, our corporate-level debt consisting of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate.

As of September 30, 2015, our project-level debt was at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project-level debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps would have increased or decreased our earnings by $1.0 million for the nine months ended September 30, 2015.

Foreign Currency Risk

During the nine months ended September 30, 2014, we generated operating revenues in the United States and its unincorporated territories, the United Kingdom, and Chile, with all of our revenues being denominated in U.S. dollars and British pounds. During the nine months ended September 30, 2015, we generated operating revenues in the United States and its unincorporated territories, Canada, the United Kingdom, and Chile, with all of our revenues being denominated in U.S. dollars, Canadian dollars, and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in British pounds and Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 1% increase or decrease in foreign exchange rates would have increased or decreased our earnings by $0.9 million for the nine months ended September 30, 2015.

Commodity Risk

We use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed price based on specified quantities of electricity and pays the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 10% increase or decrease in electricity sales prices would have decreased or increased our earnings by $7.1 million for the nine months ended September 30, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2015, we completed the implementation of a new global consolidation system that will enhance our consolidation processes, and we are in the process of implementing a new global enterprise resource planning system (“ERP”) that will enhance our business and financial processes and standardize our information systems. In October 2015, we substantially completed the ERP implementation with respect to several operations and will continue to roll out the ERP in phases over the next several years. As with any new information systems we implement, these applications, along with the internal controls over financial reporting and consolidation included in these processes, will require testing for effectiveness. In connection with these implementations, we are updating our internal controls over financial reporting and consolidation, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that these implementations will have an adverse effect on our internal control over financial reporting or consolidation. Except as described above, there were no changes in SunEdison's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

We are not a party to any legal proceedings other than legal proceedings arising in the ordinary course of our business or as detailed below. We are also a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. Although we cannot predict with certainty the ultimate resolution of such proceedings or other claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Request for Arbitration Regarding the LAP Transaction

               On November 6, 2015, the Company received a request for arbitration naming SunEdison, SunEdison Holdings Corporation ("Holdings"), a wholly owned subsidiary of SunEdison and the Company's immediate parent, and the Company as respondents. The request was filed on November 2, 2015 by BTG Pactual Brazil Infrastructure Fund II, L.P., P2 Brasil Private Infrastructure Fund II, L.P., P2 Fund II LAP Co-Invest, L.P., P2 II LAP Co-Invest UK, L.P., GMR Holding B.V., and Roberto Sahade with the International Chamber of Commerce International Court of Arbitration.  The request relates to the May 2015 share purchase agreement (the “LAP Share Purchase Agreement”) that Holdings entered into with the shareholders of Latin America Power Holding B.V. (“LAP”) to acquire the shares of LAP, which agreement has since been terminated by both sides. In connection with the LAP Share Purchase Agreement, the Company had guaranteed the part of the consideration payable by Holdings under the LAP Share Purchase Agreement for two renewable energy projects in Chile, for which the Company would have received a purchase option following the closing of the acquisition under the LAP Share Purchase Agreement. The relief sought includes damages in an amount not less than $150 million. SunEdison and the Company believe their positions are well-founded and intend to defend themselves vigorously. However, SunEdison and the Company are in the preliminary stages of reviewing the request for arbitration and, as a result, are unable to provide reasonable estimates as to any potential liability.

Daniel Gerber v. Wiltshire Council

On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build the Company’s 11.2 MW Norrington renewable energy facility in Wiltshire, England. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel have advised us that the quashing of this planning permission deviates significantly from established case law. The Company filed its appeal of this ruling on March 25, 2015. Permission to appeal was granted and the appeal hearing is scheduled to be held in January 2016. At this time, the Company does not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of September 30, 2015, no such accrual has been recorded in the unaudited condensed consolidated financial statements. The renewable energy facility was constructed by SunEdison pursuant to an engineering, procurement and construction agreement, under which SunEdison assumed development and construction risk. If the ultimate outcome of this case were unfavorable and no replacement planning permission could be obtained, the Company would therefore be able recover its investment in this project from SunEdison.

Item 1A. Risk Factors.

In addition to the information set forth below and elsewhere in this quarterly report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. These risks could materially and adversely affect our business, financial condition and results of operations.

Completion of the SunEdison/Vivint Solar merger is subject to conditions and if satisfaction of these conditions is delayed or these conditions are not satisfied or waived, our acquisition of the Vivint Operating Assets may be delayed or may not be completed at all.
Closing under the SunEdison/Vivint Merger Agreement is subject to satisfaction or waiver by the relevant party thereto (to the extent permitted under applicable law) of a number of conditions, including certain regulatory approvals. In addition, each party’s obligation to complete the SunEdison/Vivint Solar merger is subject to the accuracy of the representations and warranties of the other party under the SunEdison/Vivint Merger Agreement, including the absence of a material adverse effect, and the performance by the other party of its respective obligations under the agreement. The failure to satisfy all of the required conditions could delay the completion of the SunEdison/Vivint Solar merger, and consequently the closing of our acquisition of Vivint Operating Assets for a significant period of time or prevent it from occurring. In addition, the conditions to the closing of the SunEdison/Vivint Solar merger may not all be satisfied or waived, in which case our acquisition of the Vivint Operating Assets may not be completed.
Current Market Conditions have Increased Certain of the Risks We Face.

Conditions in the capital markets for growth, income and energy companies, including renewables companies, generally declined in the third quarter.  In some cases, these developments have affected the plans and perspectives of various market participants, including operating entities, consumers and financing providers, and have increased uncertainty and heightened  some of the risks we face.  Other aspects of the market relevant to our business have remained relatively stable, including the expected performance of our power generation assets, long-term offtake agreements and the project financing market.  We and other companies have adjusted our plans and priorities in light of these developments.

                Risks that have increased as a result of these developments include, but are not limited to, risks related to access to capital and liquidity and risks related to the performance of third parties, including SunEdison, our controlling shareholder.   We have significant relationships with, and in certain areas depend significantly on, SunEdison.  In particular, SunEdison provides management and operational services and other support.  Our growth strategy depends on our ability to identify and acquire additional renewable facilities from SunEdison (including Call Right Projects) and unaffiliated third parties.  We interact with or depend on SunEdison for many third party acquisition opportunities, including through the joint purchase of certain companies, and  for operations and maintenance support on various pending and completed transactions.  As a result, our financial and operating performance and prospects, including our ability to grow our dividend per share, may be affected by the performance, prospects, and priorities of SunEdison, and material adverse developments at SunEdison or changes in its strategic priorities may materially affect our business, financial condition and results of operations.

Furthermore, any significant disruption to our ability to access the capital markets, or a significant increase in interest rates, could make it difficult for us to successfully acquire attractive projects from third parties and may also limit our ability to obtain debt or equity financing to complete such acquisitions. If we are unable to raise adequate proceeds when needed to fund such acquisitions, the ability to grow our project portfolio may be limited, which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our projected CAFD, business, financial condition, results of operations and cash flows.

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

TERRAFORM POWER, INC.

		By:	/s/ ALEJANDRO HERNANDEZ
			Name:	Alejandro ("Alex") Hernandez
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

Date:	November 9, 2015

EXHIBIT INDEX

Exhibit Number	Description

10.1
Purchase Agreement dated as of July 20, 2015, by and between SunEdison, Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2015).

10.2	Indenture, dated as of July 17, 2015, by and among TerraForm Power Operating, LLC, each of the Guarantors party hereto and U.S. Bank National Association, as Trustee.

10.3	Interim Agreement dated as of July 20, 2015 by and among SunEdison, Inc., SEV Merger Sub Inc. and TerraForm Power, LLC.

31.1	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
——————