Form 10-K
period 2015-12-31
TerraForm Power, Inc.
filed 2016-12-05
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-K
 _____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36542
 ______________________________________________________________
TerraForm Power, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________________________

Delaware	46-4780940
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
240-762-7700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, Class A, par value $0.01	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
 ______________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity of the registrant, held by non-affiliates of the registrant (based upon the closing sale price of shares of Class A common stock of the registrant on the Nasdaq Global Select Market on such date), was approximately $1.0 billion.
As of November 30, 2016, there were 91,349,263 shares of Class A common stock outstanding and 48,202,310 shares of Class B common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-K

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This communication contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements involve estimates, expectations, projections, goals, assumptions, known and unknown risks, and uncertainties and typically include words or variations of words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “estimate,” “predict,” “project,” “goal,” “guidance,” “outlook,” “objective,” “forecast,” “target,” “potential,” “continue,” “would,” “will,” “should,” “could,” or “may” or other comparable terms and phrases. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future are forward-looking statements. They may include estimates of expected cash available for distribution, earnings, revenues, capital expenditures, liquidity, capital structure, future growth, financing arrangements and other financial performance items (including future dividends per share), descriptions of management’s plans or objectives for future operations, products, or services, or descriptions of assumptions underlying any of the above. Forward-looking statements provide the Company’s current expectations or predictions of future conditions, events, or results and speak only as of the date they are made. Although the Company believes its expectations and assumptions are reasonable, it can give no assurance that these expectations and assumptions will prove to have been correct and actual results may vary materially.

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors:

•	risks related to our relationship with SunEdison;

•
risks related to the SunEdison Bankruptcy, including our transition away from reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure, and the operation, maintenance and asset management of our renewable energy facilities;

•
risks related to events of default and potential events of default arising under (i) our revolving credit facility (the “Revolver”), (ii) the indentures governing our Senior Notes due 2023 and 2025 (the "Indentures"), and/or (iii)

project-level financings and other agreements related to the SunEdison Bankruptcy, our failure to obtain corporate and/or project level audits, SunEdison’s failure to perform its obligations under project level agreements, and/or related adverse effects on our business and operations (including the delay in our SEC filings) and other factors;

•	risks related to failure to satisfy the requirements of the Nasdaq, which could result in delisting of our common stock;

•	risks related to our exploration and potential execution of strategic alternatives;

•	our ability to integrate the renewable energy facilities we acquire from third parties or otherwise and realize the anticipated benefits from such acquisitions;

•	the willingness and ability of the counterparties to our offtake agreements to fulfill their obligations under such agreements;

•	price fluctuations, termination provisions and buyout provisions related to our offtake agreements;

•	our ability to enter into contracts to sell power on acceptable terms as our offtake agreements expire;

•	our ability to successfully identify, evaluate and consummate acquisitions;

•
government regulation, including compliance with regulatory and permit requirements and changes in market rules, rates, tariffs, environmental laws and policies affecting renewable energy, particularly any such changes that may be implemented following the recent elections in the U.S.;

•
operating and financial restrictions placed on us and our subsidiaries related to agreements governing our indebtedness and other agreements of certain of our subsidiaries and project-level subsidiaries generally and in our Revolver and the Indentures;

•
the condition of the debt and equity capital markets and our ability to borrow additional funds and access capital markets, as well as our substantial indebtedness and the possibility that we may incur additional indebtedness going forward;

•	our ability to compete against traditional and renewable energy companies;

•
hazards customary to the power production industry and power generation operations such as unusual weather conditions, catastrophic weather-related or other damage to facilities, unscheduled generation outages, maintenance or repairs, interconnection problems or other developments, environmental incidents, or electric transmission constraints and curtailment and the possibility that we may not have adequate insurance to cover losses as a result of such hazards;

•	the variability of wind and solar resources, which may result in lower than expected output of our renewable energy facilities;

•	our ability to expand into new business segments or new geographies;

•	departure of some or all of the employees providing services to us, particularly executive officers or key employees and operations and maintenance or asset management personnel;

•	pending and future litigation;

•
our ability to operate our business efficiently, to operate and maintain our information technology, technical, accounting and generation monitoring systems, to manage capital expenditures and costs tightly, to manage risks related to international operations such as currency exposure and to generate earnings and cash flows from our asset-based businesses in relation to our debt and other obligations, including in light of the SunEdison Bankruptcy and the ongoing process to establish separate information technology and other systems; and

•	potential conflicts of interests or distraction due to the fact that most of our directors and executive officers are also directors and executive officers of TerraForm Global, Inc.

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in this annual report, as well as additional factors we may describe from time to time in other filings with the SEC. You should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

CAFD
Cash available for distribution is defined as net cash provided by operating activities of Terra LLC as adjusted for certain other cash flow items that we associate with our operations. It is a non-GAAP measure of our ability to generate cash to service our dividends. CAFD represents net cash provided by (used in) operating activities of Terra LLC (i) plus or minus changes in assets and liabilities as reflected on our statements of cash flows, (ii) minus deposits into (or plus withdrawals from) restricted cash accounts required by project financing arrangements to the extent they decrease (or increase) cash provided by operating activities, (iii) minus cash distributions paid to non-controlling interests in our renewable energy facilities, if any, (iv) minus scheduled project-level and other debt service payments and repayments in accordance with the related borrowing arrangements, to the extent they are paid from operating cash flows during a period, (v) minus non-expansionary capital expenditures, if any, to the extent they are paid from operating cash flows during a period, (vi) plus cash contributions from SunEdison pursuant to the Interest Payment Agreement and the Amended Interest Payment Agreement, (vii) plus operating costs and expenses paid by SunEdison pursuant to the MSA to the extent such costs or expenses exceed the fee payable by us pursuant to such agreement but otherwise reduce our net cash provided by operating activities and (viii) plus or minus operating items as necessary to present the cash flows we deem representative of our core business operations, with the approval of the audit committee.

Call Right Projects	Qualifying projects from SunEdison's development pipeline required to be offered to us by SunEdison under the Support Agreement and the Intercompany Agreement, as applicable
GWh	Gigawatt hours
ITC	Investment tax credit
MWh	Megawatt hours
Minimum Quarterly Distribution
Class A units and Class B1 units are entitled to receive quarterly distributions in an amount equal to $0.2257 per unit, plus any arrearages in the payment of the Minimum Quarterly Distribution from prior quarters, before any distributions may be made on the Class B units

Nameplate capacity
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

PPA	As applicable, Power Purchase Agreement, energy hedge contract and/or REC or SREC contract
Projected FTM	Projected future twelve months
PTC	Production tax credit
QF	Qualifying small power production facility
REC	Renewable energy certificate or SREC
Renewable energy facilities	Solar generation facilities and wind power plants
SREC	Solar renewable energy certificate

Subordination Period
The period from July 23, 2014 until each of the following tests has been met, which will be a minimum three-year period ending no earlier than the beginning of the period for which a distribution is paid for the third quarter of 2017:

• distributions of CAFD on each of the outstanding Class A units, Class B units and Class B1 units equaled or exceeded $0.9028 per unit (the annualized Minimum Quarterly Distribution) for each of three non-overlapping, four-quarter periods immediately preceding that date;

• the CAFD generated during each of three non-overlapping, four-quarter periods immediately preceding that date equaled or exceeded the sum of $0.9028 per unit (the annualized Minimum Quarterly Distribution) on all of the outstanding Class A units, Class B units and Class B1 units during those periods on a fully diluted basis; and

• there are no arrearages in payment of the Minimum Quarterly Distribution on the Class A units or Class B1 units.

PART I

Item 1. Business.

Overview

TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (the "Company") is a dividend growth-oriented company formed to own and operate contracted clean power generation assets. The Company's business objective is to acquire assets with high-quality contracted cash flows, primarily from owning clean power generation assets serving utility, commercial and residential customers. The Company's portfolio consists of renewable energy facilities located in the United States, Canada, the United Kingdom, and Chile with a combined nameplate capacity of 2,986.9 MW as of October 31, 2016.

TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC, or "Terra LLC." TerraForm Power is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC. Unless otherwise indicated or otherwise required by the context, references to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries.

Our principal executive offices are located at 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814, and our telephone number is (240) 762-7700. Our website address is www.terraformpower.com.

The diagram below is a summary depiction of our organizational structure as of October 31, 2016:

SunEdison, Inc.
OTCMKTS:
SUNEQ
100%
SunEdison Holdings Corporation
Public Stockholders and Management
Class A Common Stock
16.0% Voting Interest
100.0% Economic Interest (2)
Class B Common Stock
84.0% Voting Interest
No Economic Interest (2)
TerraForm Power, Inc.
("TerraForm Power")
Incentive Distribution Rights (3)
(variable economic interest)
100% Class B Units
No Voting Interest
34.5% Economic Interest (1)(2)
Sole Managing Member
100% Class A Units
100% Voting Interest
65.5% Economic Interest (3)
TerraForm Power, LLC
("Terra LLC")
$950 million Senior Notes due 2023
$300 million Senior Notes due 2025
$625 million Revolver(4)
TerraForm Power Operating, LLC
("Terra Operating LLC")
$2.6 billion Non-recourse indebtedness
Project-Level Holding Companies and Project Subsidiaries

—————

(1)
Both SunEdison, Inc. and SunEdison Holdings Corporation are debtors in the SunEdison Bankruptcy (as defined below). SunEdison’s economic interest is subject to certain limitations on distributions to holders of Class B units during the Subordination Period.

(2)
The economic interest of holders of Class A units, Class B units, and, in turn, holders of shares of Class A common stock, is subject to the right of holders of the incentive distribution rights, or "IDRs," to receive a portion of distributions after certain distribution thresholds are met. On January 22, 2016, 12,161,844 Class B shares held by SunEdison were converted to 12,161,844 Class A shares and were sold to unaffiliated third parties by SunEdison. After giving effect to the conversion, SunEdison indirectly owns 48,202,310 Class B shares of the Company, holds 84.1% of the voting interest in the Company and owns 34.5% of the economic interests of Terra LLC. SunEdison Holdings Corporation ("Holdings"), which is a wholly owned and controlled subsidiary of SunEdison, owns its Class B common stock, Class B units and Incentive Distribution Rights directly and indirectly through a wholly owned and controlled subsidiary, SunE ML 1, LLC, which is also a debtor in the SunEdison Bankruptcy.

(3)
IDRs represent a variable interest in distributions by Terra LLC and therefore cannot be expressed as a fixed percentage ownership interest in Terra LLC. All of our IDRs are currently issued to Holdings or its direct or indirect, wholly owned subsidiary, SunE ML 1, LLC. In connection with a reset of the target distribution levels, holders of IDRs will be entitled to receive newly issued Class B1 units of Terra LLC and shares of our Class B1 common stock. In the future, we may also elect to issue Class B1 units and Class B1 common stock in connection with acquisitions.

(4)	Represents total borrowing capacity as of December 1, 2016, with availability of $1.9 million as of such date.

Our Business Strategy

Our primary business strategy is to own and operate a portfolio of renewable energy assets and to pay cash dividends to our stockholders. We also intend to grow our portfolio over time through acquisitions in order to increase the cash dividends we pay to our stockholders.

We have acquired a portfolio of long-term contracted clean power generation assets from SunEdison and unaffiliated third parties that have proven technologies, creditworthy counterparties, low operating risks and stable cash flows. We have focused on the solar and wind energy segments because we believe they are currently the fastest growing segments of the clean energy industry. Solar and wind assets are also attractive because there is no associated fuel cost risk, the technologies have become highly reliable and assets have an estimated expected life of 20 to 30 years.

On April 21, 2016, SunEdison Inc. and certain of its domestic and international subsidiaries (the "SunEdison Debtors") voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "SunEdison Bankruptcy"). As a result of the SunEdison Bankruptcy, current limitations on our ability to access the capital markets for our debt and equity securities, and other risks that we face, we have adjusted our focus to executing on our near-term plans and priorities. These near-term business objectives include:

•	focusing on the performance and efficiency of our existing portfolio of renewable energy facilities;

•
mitigating, to the extent possible, the adverse impacts resulting from the SunEdison Bankruptcy, including ensuring the continuity of operation, maintenance and asset management of our renewable energy facilities and seeking proposals from and engaging operation and maintenance and asset management services from third party providers to replace SunEdison and its affiliates;

•
creating a separate stand-alone corporate organization, including, among other things, directly hiring employees and establishing our own accounting, information technology, human resources and other critical systems and infrastructure;

•
working with project-level lenders and financing parties to cure, or obtain waivers or forbearance of, defaults that have arisen under most of our project-level debt financings as a result of the SunEdison Bankruptcy and delays in delivering project-level audited financial statements, among other things; and

•
seeking to optimize our portfolio and capital structure by reducing corporate-level indebtedness, financing or refinancing certain renewable energy facilities at the project level, exiting certain markets or selling certain assets if we believe the opportunity would improve stockholder value.

While we remain focused on executing our near-term objectives, we also continue to pursue our long-term business strategy, which is to own, operate and grow our portfolio with assets that have proven technologies, creditworthy counterparties, lower operating risks and stable cash flows in markets with attractive long-term power pricing dynamics and predictable regulatory environments. In addition, in connection with this long-term strategy and the SunEdison Bankruptcy, our Board of Directors (the "Board") has initiated a process to explore and evaluate strategic alternatives to maximize stockholder value, which may include a merger or sale of our entire business or other business combination or sponsorship arrangement.

Recent Developments

Business Update

As of October 31, 2016, our renewable energy generation fleet stands at 2,986.9 MW, over three times the size of our initial portfolio in July 2014. Our fleet is contracted for a weighted average (based on MW) remaining period of 15 years as of October 31, 2016 with creditworthy counterparties and provides significant ongoing cash flow.

SunEdison Bankruptcy

We are not a part of the SunEdison Bankruptcy and have no plans to file for bankruptcy. We do not rely substantially on SunEdison for funding or liquidity and believe that we will have sufficient liquidity to support our ongoing operations. We believe that our equity interests in our renewable energy facilities that are legally owned by our subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy.

As discussed in “Business,” "Risk Factors," “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this annual report, including our audited consolidated financial statements and the notes thereto contained in this annual report, we currently depend significantly on SunEdison for operational, systems and staffing support, among other things. While we continue to evaluate SunEdison's bankruptcy filings and will continue to monitor the conduct of the bankruptcy proceedings and work to assert and enforce any claims that we may have against SunEdison through those proceedings, the SunEdison Bankruptcy may have a material adverse effect on the Company given our reliance on SunEdison as discussed in this Form 10-K. No assurance can be given on the outcome of the SunEdison Bankruptcy. Our Corporate Governance and Conflicts Committee is responsible for oversight and approval of the business and affairs of the Company relating to or involving SunEdison and any of its affiliates (other than the Company), including in connection with the SunEdison Bankruptcy. The matters described in this section entitled “SunEdison Bankruptcy” and other matters that presented conflict of interest issues between the Company and SunEdison have been approved and authorized pursuant to this authority by those members of the Committee in place at the time of making the applicable decision.

During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with us, including under the sponsorship arrangements consisting of the various corporate-level agreements put in place at the time of the Company's IPO (collectively the "Sponsorship Arrangement") and certain operation and maintenance ("O&M") and asset management arrangements. SunEdison's failure to perform substantially as obligated under its agreements with us, including under the Sponsor Arrangement, project-level O&M and asset management agreements and other support agreements, may have a material adverse effect on the Company. Despite these adverse effects, we expect that we will be able to operate our business without the support of SunEdison pursuant to the plans for transitioning away from reliance on SunEdison that we are in the process of implementing. These plans include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, directly hiring our employees, and retaining backup or replacement operation and maintenance and asset management services for our wind and solar facilities from other providers. In addition to the one-time costs of implementing a stand-alone organization, our business will be negatively impacted to the extent we are unsuccessful in implementing relevant plans or the resulting ongoing long-term costs are higher than the costs we were expecting to incur with SunEdison as our sponsor.

On September 25, 2016, we filed our initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. As set forth in the proofs of claim, we have unsecured claims against SunEdison that we estimate to be in excess of $1.0 billion. These claims include, without limitation, claims for damages relating to breach of SunEdison's obligations under the sponsorship arrangement between us and SunEdison and other agreements; contribution and indemnification claims arising from litigation; claims relating to SunEdison's breach of fiduciary, agency and other duties; and claims for interference with and the disruption of our business, including the loss of business opportunities, loss of business records, failure to provide timely audited financial statements, and the increased cost of financing and commercial arrangements. Many of these claims are contingent, unliquidated and/or disputed by SunEdison and other parties in interest in the SunEdison Bankruptcy Case, and the estimated amounts of these claims may change substantially as circumstances develop and damages are determined. In addition, recoveries on unsecured claims in the SunEdison Bankruptcy Case are expected to be significantly impaired. On December 1, 2016, the official committee of unsecured creditors of the SunEdison Bankruptcy filed an omnibus objection to the proofs of claim that we filed.

In addition, we believe that we may have claims entitled to administrative priority against SunEdison, including, without limitation, claims with respect to certain expenses that we have incurred after the commencement of the SunEdison Bankruptcy Case; however, we expect SunEdison and other parties in interest in the SunEdison Bankruptcy Case to dispute both the amount of these claims and whether or not these claims are entitled to administrative priority over other claims against SunEdison.

On November 7, 2016, the official committee of unsecured creditors of the SunEdison Bankruptcy filed a notice of motion of leave, standing and authority to commence an action for, and settlement authority with respect to, avoidance claims against us arising intercompany transactions between SunEdison and us. We filed an objection to the standing motion on November 29, 2016. A hearing on the motion is scheduled for December 6, 2016. In addition, in the future, we believe that SunEdison may assert, or other parties with interest in the SunEdison Bankruptcy may seek to assert on SunEdison's behalf, certain claims against us. We intend to vigorously contest any avoidance claims asserted against us in the SunEdison Bankruptcy Case, including to the extent any such claims are brought by the official committee of unsecured creditors if it is successful in its standing motion.

We are currently engaged in settlement discussions with SunEdison to resolve, among other issues, intercompany claims and defenses, including the claims described in the preceding three paragraphs. While these settlement discussions remain ongoing and there can be no guarantee that a settlement will be reached, we believe that a successful settlement will facilitate our exploration of strategic alternatives. Any settlement would be subject to the approval of the bankruptcy court in the SunEdison Bankruptcy.

In most of our debt-financed projects, SunEdison Debtors are a party to a material project agreement or guarantor thereof, such as being a party to or guarantor of an asset management or O&M contract. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, we have experienced defaults under most of our non-recourse financing agreements; however, these defaults are generally curable. We are currently working with our project lenders and finance parties to obtain waivers and/or forbearance agreements as we seek to cure such defaults. To date none of the non-recourse financings has been accelerated and no project-level lender has notified us of such lenders election to enforce project security interests. While we have obtained waivers or temporary forbearances with respect to certain of these project-level defaults, no assurances can be given that we will obtain waivers and/or permanent forbearance agreements for the remaining projects, or that none of the financings will be accelerated. We are continuing to monitor the situation and are developing and implementing plans to obtain operation and maintenance and asset management services for our renewable energy facilities from third parties. Our Revolver and Indentures do not include an event of default provision directly triggered by the SunEdison Bankruptcy.

To date, we have not identified any significant power purchase agreement that includes a provision that would currently permit the offtake counterparty to terminate the agreement due to the event of the SunEdison Bankruptcy. However, to date we have identified one PPA that contains an event of default that can be triggered if the related project-level credit agreement is accelerated. This project-level credit agreement is currently in default because of (i) the SunEdison Bankruptcy, which resulted in the bankruptcy of certain project counterparties, and (ii) our failure to deliver project-level audited financial statements. This project is expected to provide approximately $11.2 million of project-level cash available for distribution for 2016. We are working to obtain waivers or forbearance agreements from our project level lenders with respect to this project that would avoid triggering this default under the power purchase agreement. Given the importance of maintaining the power purchase agreement for this project, we believe our lenders for this project will likely be incentivized to take steps to avoid defaults under the power purchase agreement.

Our relationship with SunEdison, the ongoing SunEdison Bankruptcy, the delay of this Form 10-K for the year ended December 31, 2015, our delayed Forms 10-Q for the quarter ended March 31, 2016, the quarter ended June 30, 2016 and for the quarter ended September 30, 2016 (as discussed below) and the conditions in the capital markets for our corporate-level debt and equity securities, have increased uncertainty and heightened some of the risks we face. Other aspects of the markets relevant to our business have remained relatively stable, including the expected performance of our renewable energy facilities, long-term offtake agreements, and the credit quality of our offtakers. We have adjusted our plans and priorities in light of these developments. While we remain focused on executing our near term objectives, we will continue to monitor market developments and consider further adjustments to our plans and priorities if required.

Nasdaq Listing Requirements

On March 15, 2016, we received a notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that because we had not yet filed our Form 10-K for the year ended December 31, 2015, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC. On May 12, 2016, we received an additional notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that because we had not yet filed our Form 10-Q for the quarter ended March 31, 2016, and because we remained delinquent in filing our Form 10-K for the year ended December 31, 2015, we were not in compliance with Nasdaq Listing Rule 5250(c)(1). On May 16, 2016, in compliance with the deadline specified in the notification letters, we submitted a plan to Nasdaq as to how we plan to regain compliance with Nasdaq’s continued listing requirements. On May 20, 2016, we received a letter from a Director of Nasdaq Listing Qualifications granting us an exception of 180 calendar days from the due date of the Form 10-K for the year ended December 31, 2015, or until September 12, 2016, to regain compliance with Nasdaq’s continued listing requirements. On August 15, 2016, we received a notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that because we had not yet filed our Form 10-Q for the quarter ended June 30, 2016, we were not in compliance with Nasdaq Listing Rule 5250(c)(1). As requested in the notification letter, we submitted an update to our compliance plan describing how we plan to regain compliance with Nasdaq's continued listing requirements.

On September 8, 2016, we received an additional notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that due to non-compliance with Nasdaq Listing Rule 5250(c)(1), we would be delisted from The Nasdaq Global Select Market at the opening of business on September 19, 2016 unless we requested a hearing on the determination by 4:00 p.m. Eastern Time on September 15, 2016. On September 9, 2016, we requested a hearing and also requested a stay of the delisting pending the hearing. On September 12, 2016, we received a response from a Nasdaq hearings advisor setting a hearing date of November 3, 2016. On September 19, 2016, we received a letter from Nasdaq granting our request to extend the stay of delisting until the hearings panel makes a decision after the hearing scheduled for November 3, 2016. At the hearing on November 3, 2016, we requested from Nasdaq an extension until March 10, 2017 to regain compliance with Nasdaq’s continued listing requirements with respect to our delayed Form 10-K for the year ended December 31, 2015 and delayed Forms 10-Q for the periods ended March 31, 2016 and June 30, 2016. On November 15, 2016, we received a notification letter from a hearings advisor from the Nasdaq Office of General Counsel informing us that the hearings panel granted our request for an extension until March 10, 2017 with respect to these delayed filings. The hearings panel granted us the maximum possible extension until the expiration of the panel’s discretion to allow continued listing while we remain out of compliance with Nasdaq’s continued listing requirements. The hearings panel reserved the right to reconsider the terms of the extension and the Nasdaq Listing and Hearing Review Council may determine to review the hearing panel’s decision.

In addition, on November 15, 2016, we received a notification letter from a Senior Director of Nasdaq Listing Qualifications. The notification letter stated that because we have not yet filed our Form 10-Q for the quarter ended September 30, 2016 and because we remain delinquent in filing our Form 10-K for the year ended December 31, 2015 and Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016, we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the Securities and Exchange Commission. Based on discussions with the hearing panel’s staff, the extension granted by the hearing panel also covers our non-compliance with Nasdaq Listing Rule 5250(c)(1) caused by our failure to timely file our Form 10-Q for the quarter ended September 30, 2016.

Delayed Filing of Forms 10-Q

We have not yet filed our Form 10-Q for the quarter ended March 31, 2016. On May 17, 2016, we filed a Form
12b-25, Notification of Late Filing, with the SEC regarding our delayed Form 10-Q for the quarter ended March 31, 2016 principally due to the need to complete all steps and tasks necessary to finalize our annual financial statements and other disclosures.

We have not yet filed our Form 10-Q for the quarter ended June 30, 2016. On August 10, 2016, we filed a Form
12b-25, Notification of Late Filing, with the SEC regarding our delayed Form 10-Q for the quarter ended June 30, 2016 principally due to the need to complete all steps and tasks necessary to finalize our annual financial statements and other disclosures.

We have not yet filed our Form 10-Q for the quarter ended September 30, 2016. On November 10, 2016, we filed a Form 12b-25, Notification of Late Filing, with the SEC regarding our delayed Form 10-Q for the quarter ended September 30, 2016 principally due to the need to complete all steps and tasks necessary to finalize our annual financial statements and other disclosures.

Governance and management changes

On November 20, 2015, SunEdison exercised its right to designate Mr. Peter Blackmore and Mr. John F. Stark to the Company's Board. Subsequent to such designations, the Board approved an increase in the size of the Board to twelve persons and appointed Mr. Christopher A. Compton to fill the vacancy. The Board also approved the following actions, effective as of November 20, 2015:

•	Mr. Blackmore was appointed as the new Chairman of the Board following the resignation as Chairman of the Board by Mr. Ahmad R. Chatila;

•
Mr. Blackmore, Mr. Stark and Mr. Compton were appointed as the sole members of the Corporate Governance and Conflicts Committee of the Board and, as a result, Mr. Mark Lerdal and Mr. Hanif "Wally" Dahya were removed from the Corporate Governance and Conflicts Committee;

•
Mr. Carlos Domenech Zornoza was removed as President and Chief Executive Officer of the Company and Mr. Brian Wuebbels was appointed to serve as the new President and Chief Executive Officer of the Company on a permanent basis; and

•
Mr. Alejandro Hernandez was removed as Executive Vice President and Chief Financial Officer of the Company and Mr. Manavendra Sial was appointed to serve as interim Chief Financial Officer of the Company.

Shortly after a recess and prior to removal of Mr. Domenech Zornoza and Mr. Hernandez, Mr. Steven Tesoriere resigned from the Board effective immediately and departed before the continuation of the meeting. On, about or shortly after the conclusion of the meeting of the Board at which the foregoing actions were taken and, in any event after all the foregoing actions were taken, Mr. Francisco “Pancho” Perez Gundin, Mr. Mark Florian and Mr. Lerdal notified the Company of their resignation from the Board, effective immediately. In addition, as a result of and effective upon the termination of Mr. Domenech Zornoza from his position as an employee of SunEdison, Mr. Domenech Zornoza was removed as a member of the Board. Immediately prior to such meeting of the Board, Mr. Lerdal was the chairperson of the Corporate Governance and Conflicts Committee and a member of the Audit Committee of the Board, and Mr. Tesoriere was a member of the Audit Committee of the Board. The resignations of Messrs. Gundin, Florian and Lerdal were the result of their disagreement with the actions described above.

On November 22, 2015, Ms. Rebecca Cranna was appointed to serve as Executive Vice President and Chief Financial Officer of the Company on a permanent basis, and Mr. Sial correspondingly stepped down as interim Chief Financial Officer of the Company.

On March 30, 2016, Mr. Wuebbels resigned as President and Chief Executive Officer of the Company and resigned as a member of the Company’s Board. Following Mr. Wuebbels resignation, at the proposal of SunEdison, Mr. Ilan Daskal, the Chief Financial Officer Designee and Executive Vice President of SunEdison, was appointed to be a member of the Company's Board.

In connection with Mr. Wuebbels' resignation, the Board delegated all of the powers, authority and duties vested in the President and Chief Executive Officer to the Chairman of the Board, Mr. Blackmore. From March 30, 2016 until
April 21, 2016, Mr. Blackmore served as the chairman of the Office of the Chairman. On April 21, 2016, the Board dissolved the Office of the Chairman and Mr. Blackmore was appointed as Interim Chief Executive Officer in addition to his role as Chairman of the Board.

In connection with this appointment, Mr. Blackmore ceased to be a member of the Conflicts Committee. Mr. Stark was appointed as the Chairman of the Conflicts Committee and Mr. Dahya was designated as a member of this committee.

On May 25, 2016, at the proposal of SunEdison, the Board appointed Mr. David Ringhofer to be a member of the Board effective upon the resignation of Mr. Ahmad Chatila. Pursuant to an agreement entered into with SunEdison on May 26, 2016, the Company has undertaken to include Mr. Ringhofer as a nominee to the Board on the slate of directors to be elected at the next annual meeting of stockholders of the Company, unless Mr. Ringhofer resigns or is otherwise unable to serve as a director.

On May 26, 2016, Mr. Ahmad Chatila resigned from his position as a director of the Board. The resignation was contingent upon, and effective immediately prior to, the appointment of Mr. David Ringhofer as a member of the Board.

On June 24, 2016, Mr. Daskal resigned from his position as a director of the Board. The resignation was contingent upon, and effective immediately prior to, the appointment of Mr. Gregory Scallen as an observer of the Board. The resignation did not alter Mr. Daskal’s prior approval by written consent to the appointment of Mr. Scallen to the Board as observer or director, as described below.
On June 24, 2016, at the proposal of SunEdison, the Board appointed Mr. Gregory Scallen as an observer of the Board, effective upon the resignation of Mr. Daskal and continuing until July 24, 2016, or until his earlier death, resignation or removal. Mr. Scallen became a director on the Board on July 24, 2016.

On June 30, 2016, the Board appointed Mr. Thomas Studebaker as Chief Operating Officer of the Company and Mr. David Rawden as Interim Chief Accounting Officer, which became effective on July 7, 2016.

On August 30, 2016, Mr. Martin Truong resigned from his position as a director of the Board. The resignation was contingent upon, and effective immediately prior to, the appointment of Mr. David Springer to the Board as director. Also on August 30, 2016, the Board executed a unanimous written consent that appointed Mr. Springer to the Board as director.

On November 21, 2016, the Board decided to increase the size of the Board to ten members, and elected Ms. Kerri L. Fox, Mr. Edward "Ned" Hall, and Mr. Marc S. Rosenberg to become independent members of the Company's Board effective immediately. In contrast to all our other directors, Ms. Fox and Messrs. Hall and Rosenberg are not also members of the board of directors of TerraForm Global, Inc.

Creation of LLC Conflicts Committee

On June 1, 2016, TerraForm Power, acting in its capacity as sole managing member of Terra LLC, adopted an amendment (the “Holdings LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of Terra LLC, dated as of July 23, 2014 (as amended from time to time, the “Holdings LLC Agreement”). Pursuant to the Holdings LLC Agreement Amendment, until the first annual meeting of TerraForm Power’s stockholders held after December 31, 2016, TerraForm Power delegated to the Conflicts Committee the exclusive power to exercise all of its rights, powers and authority as the sole managing member of Terra LLC to manage and control the business and affairs of Terra LLC and its controlled affiliates relating to or involving SunEdison and any of its affiliates (other than Terra LLC and its controlled affiliates).

The Holdings LLC Agreement Amendment was approved and authorized by our Corporate Governance and Conflicts Committee, pursuant to the power and authority delegated to it by resolutions of the Board dated March 25, 2016 authorizing the Conflicts Committee, in anticipation of and in connection with a bankruptcy filing by SunEdison, to evaluate and act affirmatively with respect to matters involving or substantially relating to SunEdison, including actions to protect the Company’s contractual and other rights and otherwise to preserve the value of the Company and its assets. On June 1, 2016, the Board reaffirmed the power and authority delegated to the Conflicts Committee by ratifying the adoption of the Holdings LLC Agreement Amendment.

Stockholder Protection Rights Agreement

On July 24, 2016, the Board adopted a Stockholder Protection Rights Agreement (the “Rights Agreement”) and declared a dividend of one Right on each outstanding share of the Company’s Class A common stock. The record date to determine which stockholders are entitled to receive the Rights is August 4, 2016. The Rights Agreement was adopted in response to the potential sale of a significant equity stake in TerraForm Power by SunEdison and the announced accumulation of TerraForm Power Class A shares by entities affiliated with Brookfield Asset Management.

Dividends

We have not declared or paid a dividend for the fourth quarter of 2015 or the first, second or third quarter of 2016. As a result of the SunEdison Bankruptcy, the limitations on our ability to access the capital markets for our corporate debt and equity securities, and other risks that we face as detailed in this annual report on Form 10-K, we believe it is prudent to defer any decisions on paying dividends to our shareholders for the time being. Further, we cannot give any assurance that there will not be a substantial reduction in any dividends that we pay in the future on an annualized basis in comparison to the annualized dividends that we have paid in the past.

Exploration of Strategic Alternatives

On September 19, 2016, the Company announced that, at the recommendation of our Corporate Governance and Conflicts Committee, our Board has initiated a process to explore and evaluate potential strategic alternatives to maximize stockholder value, including a merger or sale of our entire business or other business combinations or sponsorship arrangements. We have entered into confidentiality arrangements with SunEdison and representatives of certain of its stakeholders to allow us to share confidential information about strategic alternatives and other matters. Certain strategic alternatives for us may require stockholder approval. Since SunEdison is operating under Chapter 11 bankruptcy protection, many decisions made by SunEdison, such as how to vote its shares in TerraForm Power to approve a merger or sale of substantially all of TerraForm Power’s assets, may require the approval of the U.S. Bankruptcy Court for the Southern District of New York.

We also notified SunEdison that our Corporate Governance and Conflicts Committee is prepared to enter into discussions with SunEdison and/or its stakeholders to settle intercompany claims and defenses between the Company and SunEdison on a schedule that is consistent with our pursuit of strategic alternatives.

Our exploration of strategic alternatives involves certain risks and uncertainties, which may, among other things, disrupt our business or adversely impact our revenue, operating results and financial condition. See “Risks Related to our Business" within Item 1A. Risk Factors for additional information. There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

Commitments to acquire renewable energy facilities from SunEdison

Over the course of 2016, we have focused on acquiring, terminating or resolving our commitments to acquire renewable energy facilities from SunEdison in order to align our future commitments with current market conditions. As of September 30, 2015, we had open commitments of $1.4 billion in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 1,080.7 MW from SunEdison. During the fourth quarter of 2015 and first ten months of 2016, all outstanding commitments expired or were extinguished through termination or project acquisitions, except as described below with respect to the Invenergy Wind option agreements. The reduction in our commitment amount from September 30, 2015 to October 31, 2016 is detailed in the table below:

					Cash Committed
Description	Facility Category	Facility Type	Location	MW	(in thousands)
As of September 30, 2015				1,080.7	$1,359,803
Acquired	Distributed Generation	Solar	U.S.	(19.6)	(32,277)
Acquired	Residential	Solar	U.S.	(10.6)	(18,878)
Acquired[1]	Utility	Wind	U.S.	(200.0)	(155,015)
Terminated[2]	Distributed Generation	Solar	U.S.	(20.5)	(39,571)
Terminated[3]	Utility	Wind	U.S.	(632.4)	(779,553)
Amended[4]	Utility	Solar	U.S.	—	(93,015)
Amended	Residential	Solar	U.S.	(2.1)	(598)
As of December 31, 2015[5]				195.5	$240,896
Acquired[6]	Distributed Generation	Solar	U.S.	(1.2)	(3,085)
Acquired[7]	Utility	Solar	U.S.	(18.0)	(36,591)
Terminated	Utility	Solar	U.S.	(159.8)	(168,396)
Terminated	Residential	Solar	U.S.	—	(3,808)
Expired	Distributed Generation	Solar	U.S.	(16.5)	(29,016)
As of October 31, 2016				—	$—
————

(1)	The preliminary purchase price for this wind facility was reduced from $155.0 million to $127.0 million at closing pursuant to the terms of the relevant agreement.

(2)	Represents the termination of our commitment and our call right option to acquire these facilities.

(3)	Represents the termination of our purchase agreements for Bingham, Oakfield and South Plains II.

(4)	Represents amended purchase prices due to the changes in the tax equity partnership of these facilities.

(5)
Excludes the estimated commitment of $814.8 million to acquire 479.3 MW of residential solar generation facilities that were expected to be acquired from SunEdison upon SunEdison's merger with Vivint Solar Inc. due to the merger being terminated on March 7, 2016. As a result of the termination of the merger, our obligation to purchase these assets was also terminated. Excludes the cash of $16.9 million due to SunEdison for the second installment of purchase prices for renewable energy facilities that were acquired from SunEdison during the year ended December 31, 2015.

(6)	The preliminary purchase prices for these distributed generation facilities were reduced from $3.1 million to $2.8 million pursuant to the terms of the relevant agreements.

(7)	The preliminary purchase price for this solar facility was reduced from $36.6 million to $36.2 million pursuant to the terms of the relevant agreements.

In connection with the Invenergy Wind Acquisition as discussed in "Acquisition Transactions - Acquisition of Invenergy wind power plants" below, Sun Edison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the acquired companies. Simultaneously, Terra LLC entered into a back to back option agreement with Sun Edison LLC on substantially identical terms. Sun Edison LLC is a debtor in the SunEdison Bankruptcy. As such, Sun Edison LLC may assert that it is entitled to assume, assume and assign or reject its option agreement. If Sun Edison LLC rejects its option agreement, we would not expect to be obligated to perform on our option agreement, although we cannot assure that result. Amounts related to our option agreement are not included in the commitment amounts discussed above. Refer to "Acquisition Transactions - Acquisition of Invenergy wind power plants" for further discussion of these agreements.

Commitments to acquire renewable energy facilities from unaffiliated third parties

As of December 31, 2015, the Company had committed $62.8 million in cash to acquire renewable energy facilities from third parties with a combined nameplate capacity of 99.3 MW. Of this, we acquired solar generation facilities with a combined nameplate capacity of 0.7 MW during the first quarter of 2016 for $4.1 million. The remaining $58.7 million was committed to acquire two wind power plants with a combined nameplate capacity of 98.6 MW from Invenergy Wind. This commitment expired on July 1, 2016. As a result, while the purchase agreement remains in force, Invenergy Wind and the Company now have the right to terminate the purchase agreement with respect to these two additional facilities at any time and may determine not to consummate the acquisition. If the purchase agreement is terminated by either party, the Company will not purchase these facilities.

U.K. Portfolio Sale

We are currently exploring a sale of substantially all of our portfolio of solar power plants located in the United Kingdom through a broad based sales process. We have entered into negotiations with a preferred bidder. However, we cannot give any assurance as to when or if we will complete any such sale.

Financing Transactions

January 2015 public offering

On January 22, 2015, we sold 13,800,000 shares of our Class A common stock to the public in a registered offering including 1,800,000 shares sold pursuant to the underwriters' overallotment option. We received net proceeds of $390.6 million, which were used to purchase 13,800,000 Class A units of Terra LLC. Terra LLC used $50.9 million to repurchase 1,800,000 Class B units from SunEdison. Concurrent with this transaction, 1,800,000 shares of our Class B common stock were canceled. Terra LLC used the remaining proceeds from the sale of its Class A units to pay, among other things, for part of the purchase price of the First Wind Acquisition and to repay remaining amounts outstanding under the corporate-level term loan facility in place at the time (the "Term Loan").

Term Loan and Revolver

On January 28, 2015, Terra Operating LLC repaid the Term Loan in full and replaced its existing revolving credit facility with the new $550.0 million Revolver. The Revolver consists of a revolving credit facility of at least $550.0 million (available for revolving loans and letters of credit). The Revolver matures on January 28, 2020. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) and Terra LLC are or will become guarantors under the Revolver.

On May 1, 2015 and August 11, 2015, Terra Operating LLC exercised its option to increase its borrowing capacity under the Revolver by $100.0 million and $75.0 million, respectively. As a result of these transactions, Terra Operating LLC had a total borrowing capacity of $725.0 million under the Revolver as of December 31, 2015. There were $655.0 million of revolving loans outstanding under the Revolver as of December 31, 2015 and $652.0 million of revolving loans outstanding under the Revolver as of October 31, 2016. The Company had outstanding letters of credit under the Revolver of $67.4 million as of December 31, 2015 and $71.4 million as of October 31, 2016. In connection with the consent agreement and ninth amendment to the terms of the Revolver and the waiver agreement under the Revolver (each as discussed below), Terra Operating LLC repaid $70.0 million and $30.0 million of revolving loans outstanding under the Revolver on November 10, 2016 and on December 1, 2016, respectively, and permanently reduced the revolving commitments and borrowing capacity by such amounts. As a result of these two commitment reductions, the total borrowing capacity under our Revolver has been reduced to $625.0 million as of December 1, 2016.

On December 9, 2015, Terra Operating LLC entered into a third amendment to the Revolver which amends the Leverage Ratio (as defined therein) from 5:00:1:00 (subject to certain increases if certain acquisitions are consummated), to as follows:

•	6:00:1:00 for any fiscal quarter occurring after September 30, 2015, but ending on or before December 31, 2016;

•	5.75:1:00 for any fiscal quarter occurring after December 31, 2016, but ending on or before December 31, 2017; and

•	5:00:1:00 for any fiscal quarter ending after December 31, 2017 (subject to certain increases if certain acquisitions are consummated).

At Terra Operating LLC’s option, all outstanding amounts under the Revolver initially bore interest at a rate per annum equal to either (i) a base rate plus a margin of 1.50%, or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. Beginning July 1, 2015, the base rate margin ranges between 1.25% and 1.75% and the Eurodollar rate margin ranges between 2.25% and 2.75%, as determined by reference to a leverage-based grid. As of December 31, 2015, the applicable base rate and Eurodollar rate margins were 1.25% and 2.25%, respectively.

The Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods, and requires Terra Operating LLC to prepay outstanding borrowings in an amount equal to 100% of the net cash proceeds received by Terra LLC or its restricted subsidiaries from the incurrence of indebtedness not permitted by the Revolver by Terra Operating LLC or its restricted subsidiaries.

The Revolver, each guaranty and any interest rate, currency hedging or hedging of REC obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the Revolver is secured by first priority security interests in (i) all of Terra Operating LLC's and each guarantor’s assets, (ii) 100% of the capital stock of Terra Operating LLC and each of its domestic restricted subsidiaries and 65% of the capital stock of each of Terra Operating LLC’s foreign restricted subsidiaries, and (iii) all intercompany debt. Although the Revolver collateral generally excludes the capital stock and assets of non-recourse subsidiaries, in connection with the seventh amendment to the Revolver (as discussed below), we agreed to cause certain project-level subsidiaries to guarantee the obligations under the Revolver and to provide certain collateral to the lenders and other secured parties under the Revolver, in each case, to the extent such subsidiaries are permitted to do so under any applicable project-level financing or debt agreements or other project-level agreements. These guarantees and the collateral will be automatically released to the extent such subsidiaries incur any project-level financings that would not permit such guarantees or collateral and that are otherwise permitted under the Revolver.

The terms of the Revolver require us to provide audited annual financial statements within 90 days after the end of the fiscal year, with a 10-business day cure period. From March 30, 2016 to May 6, 2016, Terra Operating LLC entered into a series of amendments (fourth, fifth and sixth) to the terms of the Revolver, which provided that the date on which we must deliver to the Administrative Agent and other parties to the Revolver our annual financial statements and accompanying audit report with respect to fiscal year 2015 shall be extended up to May 28, 2016. Under the sixth amendment, the interest rate on loans made under the Revolver and commitment fees paid on undrawn Revolver commitments will be calculated using the highest applicable margin and commitment fee percentage under the Revolver until the first business day of the first quarter following the delivery of 2015 financial statements and the accompanying audit report. On May 27, 2016, Terra Operating LLC entered into a seventh amendment to the Revolver, which further extended the due date for delivery of our 2015 financial statements and the accompanying audit report to the earlier of (a) the tenth business day prior to the date on which the failure to deliver such financial statements would constitute an event of default under Terra Operating LLC's Indenture, dated January 28, 2015, with respect to its senior notes due 2023 (the "2023 Indenture") and (b) March 30, 2017. Under the seventh amendment, Terra Operating LLC was also required to request a waiver of any default or event of default under the 2023 Indenture with respect to our obligation to make available audited financial statements for fiscal year 2015. As described below, Terra Operating LLC obtained a waiver extending the deadline to comply with the reporting covenants in the 2023 Indenture to December 6, 2016.

In addition to granting the additional collateral described above, the seventh amendment also amends the conditions under which Terra LLC and Terra Operating LLC are permitted to make distributions in respect of their equity, including by adding a requirement that Terra LLC and Terra Operating LLC satisfy a minimum Total Liquidity (as defined therein) at the time of making any such distribution. Although TerraForm Power is not a party to, or guarantor of Terra Operating LLC's obligations under, the Revolver, these conditions will also effectively apply to the payment of dividends by TerraForm Power on its Class A common stock.

The seventh amendment also extended the date by which we must deliver unaudited quarterly financial statements for the fiscal quarter ending March 31, 2016 to June 30, 2016 and with respect to the fiscal quarters ending June 30, 2016 and September 30, 2016 to the date that is 75 days after the end of each fiscal quarter. We provided our unaudited quarterly financial statements for the fiscal quarters ending March 31, 2016 and June 30, 2016 to the Administrative Agent and other parties to the Revolver by the respective deadlines.

Consistent with its obligations under the seventh amendment, Terra Operating LLC entered into an eighth amendment to the terms of the Revolver on September 9, 2016, which increased the interest rate under the Revolver at all applicable margin levels by 50% of the increase in the interest rate on the Senior Notes due 2023 agreed to as part of the consent solicitation process described below. This amendment will result in an increase in the current interest rate payable under the Revolver by 1.75% for the period from September 6, 2016 to December 6, 2016 and, thereafter, an increase from the current interest rate by 0.25%.

On September 27, 2016, Terra Operating LLC entered into a consent agreement and ninth amendment to the terms of the Revolver. The ninth amendment modified the definition of Total Liquidity in the Revolver to include voluntary or mandatory permanent reductions in Revolving Commitments in the calculation of Total Liquidity. The consent agreement also provided consent for the cross-collateralization of certain utility scale assets located in Canada owned by subsidiaries of the Company as further described below in the "Canada project-level financing" section. In addition, in conjunction with this consent, the agreement provided that Terra Operating LLC would prepay $70.0 million of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity by such amount. This amount was repaid by Terra Operating LLC on November 10, 2016, which permanently reduced the borrowing capacity under the Revolver by that amount.

On November 25, 2016, Terra Operating LLC entered into a waiver agreement with the requisite lenders under the Revolver. The waiver agreement waived Terra Operating LLC’s obligation to comply with the debt service coverage ratio and leverage ratio financial covenants of the Revolver with respect to the third quarter of 2016 and the requirement to certify compliance with those covenants. In connection with this waiver, Terra Operating LLC made a prepayment of the revolving loans outstanding under the Revolver in an aggregate amount equal to $30.0 million and permanently reduced the revolving commitments and borrowing capacity under the Revolver by that amount. The waiver also extended to January 1, 2017, the deadline for delivery of certain financial information with respect to the third quarter of 2016. If Terra Operating LLC fails to deliver that financial information with respect to the third quarter of 2016 and certain other related information by January 1, 2017, the waiver will expire and an event of default will have occurred under the Revolver. Failure to deliver certain summary financial information with respect to the third quarter of 2016 by December 21, 2016 would also result in an event of default under the Revolver.

Senior Notes due 2023 and Senior Notes due 2025

On January 28, 2015, Terra Operating LLC issued $800.0 million of 5.875% senior notes due 2023 at an offering price of 99.214% of the principal amount. Terra Operating LLC used the net proceeds from the offering to fund a portion of the purchase price payable in the First Wind Acquisition.

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

On July 17, 2015, Terra Operating LLC issued $300.0 million of 6.125% senior notes due 2025 at an offering price of 100% of the principal amount (the "Senior Notes due 2025"). Terra Operating LLC used the net proceeds from the offering to fund a portion of the purchase price of the acquisition of the wind power plants from Invenergy Wind. The Senior Notes due 2025 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

The Indentures governing the Senior Notes due 2023 and the Senior Notes due 2025 require us to timely file with the SEC, or make publicly available, audited annual financial statements for the fiscal year 2015 and unaudited quarterly financial statements for the fiscal year 2016 no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof). We have a 90-day grace period from the date a notice of default is deemed to be duly given to Terra Operating LLC in accordance with the Senior Notes due 2023 and the Senior Notes due 2025. On May 31, 2016, Terra Operating LLC received a notice from the trustee of an event of default for failure to deliver 2015 audited annual financial statements.

On June 24, 2016, we announced the commencement by Terra Operating LLC of a consent solicitation from holders of record as of 5:00 p.m., New York City time, on June 23, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain waivers relating to certain reporting covenants under the 2023 Indenture and the indenture dated as of July 17, 2015 (as supplemented) with respect to the Senior Notes due 2025 (the "2025 Indenture"), in each case, through December 31, 2016, in exchange for payment of a consent fee and monthly waiver extension fees beginning on August 29, 2016. The consent solicitation was set to expire on June 30, 2016 but was extended to August 19, 2016.

On August 19, 2016, we announced the commencement by Terra Operating LLC of an amended and restated solicitation of consents from holders of record as of 5:00 p.m., New York city time, on August 16, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain waivers relating to certain reporting covenants under the 2023 Indenture and the 2025 Indenture and to effectuate certain amendments to the respective indentures. The consent solicitation was set to expire on August 26, 2016.

On August 30, 2016, we announced the successful completion of the amended and restated solicitation of consents. Terra Operating LLC received validly delivered and unrevoked consents by August 26, 2016 from the holders of a majority of the aggregate principal amount of each series of the notes outstanding as of the record date and paid a consent fee to each consenting holder of $5.00 for each $1,000 principal amount of such series of the notes for which such holder delivered its consent. Under the terms of the waivers obtained, the deadline to comply with the reporting covenants in the indentures relating to the filing of our Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 was extended to December 6, 2016. If the Form 10-Q for the second quarter of 2016 is not filed by December 6, 2016, the period within which we must deliver such

Form 10-Q would recommence, and consequently no event of default is expected to occur with respect to the Form 10-Q for the second quarter of 2016 unless such Form 10-Q were not filed by early 2017.

Following receipt of the requisite consents required to approve the amendments to the respective indentures, Terra Operating LLC entered into a fourth supplemental indenture to the 2023 Indenture and a third supplemental indenture to the 2025 Indenture on August 29, 2016. Effective as of September 6, 2016, the fourth and third supplemental indentures respectively permanently increase the interest rate payable on the Senior Notes due 2023 from 5.875% per annum to 6.375% per annum and the interest rate payable on the Senior Notes due 2025 from 6.125% per annum to 6.625% per annum. In addition, beginning on September 6, 2016 through and including December 6, 2016, special interest will accrue on the Senior Notes due 2023 and the Senior Notes due 2025 at a rate equal to 3.0% per annum, which shall be payable in the same manner as regular interest payments on the first interest payment date following December 6, 2016, which is February 1, 2017 and December 15, 2016, for the Senior Notes due 2023 and the Senior Notes due 2025, respectively. The fourth and third supplemental indentures also require us, upon the consummation of any transaction resulting in any person becoming the beneficial owner of 33.3% or more but less than or equal to 50% of the voting stock of the Company, to make an offer to each holder of the Senior Notes due 2023 and the Senior Notes due 2025, respectively, to repurchase all or any part of that holder's notes at a purchase price in cash equal to 101% of the aggregate principal amount of such notes repurchased. In lieu of making such an offer under either the 2023 Indenture or the 2025 Indenture, the applicable supplemental indenture also provides that Terra Operating LLC may elect to deliver a notice to the trustee under the 2023 Indenture or the 2025 Indenture, as applicable, to permanently increase the interest rates payable on the Senior Notes due 2023 from 6.375% per annum to 7.375% per annum or the interest rate on the Senior Notes due 2025 from 6.625% per annum to 7.625% per annum, respectively.

On November 15, 2016, we announced the commencement by Terra Operating LLC of a consent solicitation from holders of record as of 5:00 p.m., New York City time, on November 14, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain additional waivers relating to certain reporting covenants under the 2023 Indenture and the 2025 Indenture. The proposed waiver would waive any and all defaults or events of default existing as of December 6, 2016 as a result of the expiration of the waivers obtained and discussed above, and the consequences thereof, from December 6, 2016 until January 6, 2017, in exchange for payment of consent fees. The consent solicitation expired on December 2, 2016, with no waiver obtained.

June 2015 public offering

On June 24, 2015, we sold 18,112,500 shares of our Class A common stock to the public in a registered offering including 2,362,500 shares sold pursuant to the underwriters' overallotment option. We received net proceeds of $667.6 million, which was used to purchase 18,112,500 Class A units of Terra LLC. Terra LLC used $87.1 million to repurchase 2,362,500 Class B units from SunEdison. Concurrent with this transaction, 2,362,500 shares of our Class B common stock were canceled. Terra LLC used the remaining proceeds from the sale of its Class A units, along with the net proceeds of its recently completed offering of $150.0 million of its senior notes due 2023, to (a) repay amounts outstanding on its revolving credit facility, which amounts were used to fund the acquisitions of certain Canadian solar generation facilities and certain solar generation facilities from Integrys Energy Group, Inc., and (b) for general corporate purposes.

Invenergy acquisition financing

On July 1, 2015, we obtained commitments for a senior unsecured bridge facility to provide us with up to $1.16 billion to fund the acquisition of the wind power plants from Invenergy Wind. On July 17, 2015, we terminated $300.0 million of this bridge facility commitment upon the issuance of our Senior Notes due 2025. This bridge facility commitment was amended and restated on December 4, 2015 to provide for a commitment to fund a $500.0 million non-recourse portfolio term loan (the "new term loan facility") entered into among a wholly owned subsidiary of Terra LLC, Citibank, N.A., as administrative agent and collateral agent, and the other lenders specified therein. The new term loan facility is secured by pledges of equity of certain of our subsidiaries, and has a term ending January 15, 2019, to the extent we exercise our extension options. The new term loan facility was funded December 15, 2015, and the proceeds were primarily used to acquire the wind power plants from Invenergy. On December 15, 2015, upon the closing of the acquisition of Bishop Hill Energy, LLC, from Invenergy, a wholly owned subsidiary of Terra LLC entered into a $273.3 million non-recourse term loan facility. The proceeds from this term loan were used to repay Bishop Hill Energy, LLC's existing project-level indebtedness. The term loan matures on December 15, 2022. For discussion of the acquisition of the Invenergy Wind power plants, see below under “Acquisition Transactions - Acquisition of Invenergy wind power plants.”

Vivint Solar bridge facility

On July 20, 2015, we obtained commitments for a senior unsecured bridge facility to provide the Company with up to $960.0 million to fund certain operating assets the Company expected to acquire from SunEdison in connection with SunEdison's pending acquisition of Vivint Solar described further below.

On December 9, 2015, in connection with the amendment to the relevant purchase agreement, we entered into a second amended and restated debt commitment letter which amended the senior unsecured bridge facility to provide the Company with up to $795.0 million to fund the acquisition of certain operating assets the Company expected to acquire from SunEdison in connection with SunEdison's then-pending acquisition of Vivint Solar. The commitment was subsequently reduced to $459.3 million due to other available sources of funds.

On March 7, 2016, Vivint Solar terminated the SunEdison/Vivint Solar Merger Agreement. As a result of Vivint Solar’s notice of termination of the SunEdison/Vivint Solar Merger Agreement, our obligation to acquire the relevant operating assets and the second amended and restated debt commitment letter automatically terminated.

United Kingdom project-level debt refinancing

On November 6, 2015, certain of our subsidiaries entered into definitive agreements to refinance 178.6 million British Pounds ("GBP") (equivalent of $270.8 million on the closing date) of existing non-recourse indebtedness by entering into a new GBP 313.5 million (equivalent of $475.2 million on the closing date) facility (the “New U.K. Facility”). The New U.K. Facility matures in 2022 and is comprised of Tranche A for GBP 87.0 million (equivalent of $131.9 million) which is fully amortizing over the seven-year term, and Tranche B for GBP 226.5 million (equivalent of $343.3 million), which is payable at maturity. The New U.K. Facility is secured by all of the solar generation facilities of our subsidiaries located in the U.K. except for the Norrington facility and is non-recourse to Terra LLC and Terra Operating LLC.

Canada project-level financing

On November 2, 2016, certain of our subsidiaries entered into a new non-recourse loan financing in an aggregate principal amount of $120.0 million Canadian dollars (“CAD”) (including a CAD $6.9 million letter of credit) secured by approximately 40MWac of utility scale solar power plants located in Canada that are owned by our subsidiaries. This new non-recourse loan has a seven-year maturity and amortizes on a 17-year sculpted amortization schedule. The loan agreement also permits our subsidiaries to increase the principal amount of the credit facility by up to an additional CAD $123.0 million subject to the satisfaction of certain conditions, including the absence of defaults or events of default, pro forma compliance with debt service coverage ratios and other customary conditions. This new loan facility is non-recourse to Terra LLC and Terra Operating LLC. The proceeds of this financing were used to pay down the Revolver by $70.0 million as described above. Any additional proceeds are also expected to be used for general corporate purposes.

Acquisition Transactions

Acquisition of First Wind

On January 29, 2015, we acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) 521.1 MW of operating renewable energy facilities, including 500.0 MW of wind power plants and 21.1 MW of solar generation facilities (the “First Wind Acquisition”). The operating renewable energy facilities we acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts. The purchase price for this acquisition was $811.6 million, net of cash acquired.

Acquisition of Northern Lights solar generation facilities

On June 30, 2015, we acquired two utility-scale, ground mounted solar generation facilities ("Northern Lights") from Invenergy Solar LLC. The facilities are located in Ontario, Canada and have a combined nameplate capacity of 25.4 MW. The facilities are contracted under long-term PPAs with an investment grade utility having a credit rating of Aa2. The purchase price for this acquisition was CAD 125.4 million (equivalent of $101.1 million as of the closing date), net of cash acquired, including the repayment of project-level debt and settlement for the termination of interest rate swaps.

Acquisition of Invenergy wind power plants

On December 15, 2015, we acquired 753.5 MW (net) of wind power plants located in the United States from Invenergy Wind Global LLC (‘‘Invenergy Wind’’) consisting of 90.1% of the outstanding equity interests in Bishop Hill Class

B Holdings, LLC, California Ridge Class B Holdings LLC, Prairie Breeze Holdings LLC and Rattlesnake Wind I Class B Holdings LLC (collectively, the “Acquired Companies”) and 100% of the equity interests in a 78.0 MW wind power plant located in Ontario, Canada from Invenergy Wind Canada Green Holdings ULC, Invenergy Wind, Marubeni Corporation and Caisse de Dépôt Placement du Québec (collectively the “First Invenergy Acquisition’’). The First Invenergy Acquisition collectively consists of 831.5 MW (net) of operating wind power plants.

Additionally, we agreed to acquire two additional wind power plants in a second closing, Prairie Breeze II and Prairie Breeze III, which represent 98.6 MW (net) of combined nameplate capacity. The second closing has not occurred and the purchase agreement contained a July 1, 2016 expiration date. As a result, while the purchase agreement remains in force, Invenergy Wind and the Company now have the right to terminate the purchase agreement with respect to these two additional facilities at any time. These two wind facilities would be acquired through the acquisition of a 90.1% equity interest in Prairie Breeze Expansion Class B Holdings LLC (the “Second Invenergy Acquisition”). However, both the Company or Invenergy Wind may determine not to consummate the acquisition. If the purchase agreement is terminated by either party, we will not purchase these facilities.

We paid $1.3 billion in cash and assumed $531.2 million of non-recourse indebtedness from subsidiaries of Invenergy Wind to complete the First Invenergy Acquisition, using cash on hand, the proceeds of the Senior Notes due 2025, and $273.3 million of cash received from a non-recourse term loan. The purchase price for the Second Invenergy Acquisition is expected to be $58.7 million if completed, for which we would expect to pay using cash on hand.

In connection with the First Invenergy Acquisition, Sun Edison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the Acquired Companies (the ‘‘Invenergy Wind Interest’’). Simultaneously, Terra LLC entered into a back to back option agreement with Sun Edison LLC on substantially identical terms (collectively the "Option Agreements"). The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. Sun Edison LLC is a debtor in the SunEdison Bankruptcy. As such, Sun Edison LLC may assume, assume and assign or reject its Option Agreement. If Sun Edison LLC rejects its Option Agreement, we would not expect to be obligated to perform on our Option Agreement, although we cannot assure that result.

Termination of Obligation to Acquire Vivint Solar Assets from SunEdison

On July 20, 2015, SunEdison and Vivint Solar, Inc. (“Vivint Solar”) signed a definitive merger agreement (the “SunEdison/Vivint Merger Agreement”) pursuant to which SunEdison would acquire Vivint Solar for approximately $1.3 billion.

In connection with SunEdison’s then-pending acquisition of Vivint Solar, we entered into a definitive purchase agreement with SunEdison on July 20, 2015, as amended on December 9, 2015, (the "Amended Purchase Agreement") to acquire Vivint Solar’s residential solar generation facilities (the “Vivint Operating Assets”). We also entered into an interim agreement (the "Vivint Interim Agreement") on July 20, 2015, as amended on December 9, 2015, relating to, among other items, our purchase of additional completed residential and small commercial solar generation facilities for a five year period from the acquired business and the provision of operation and maintenance services by SunEdison for the Vivint Operating Assets. We also entered a letter agreement with SunEdison, dated as of December 9, 2015 (the “Letter Agreement”), to provide the parties thereto with additional rights in connection with the Amended Purchase Agreement and the Vivint Interim Agreement.

As a result of Vivint Solar’s notice of termination of the SunEdison/Vivint Merger Agreement, dated as of March 7, 2016, each of the Amended Purchase Agreement and the Vivint Interim Agreement, and all other agreements related thereto, including the Letter Agreement, and all of our obligations pursuant thereto, terminated on March 7, 2016.

Acquisitions of renewable energy facilities from SunEdison

During the year ended December 31, 2015, we acquired renewable energy facilities with a combined nameplate capacity of 573.5 MW from SunEdison as summarized in the table below:

			Year Ended December 31, 2015			As of December 31, 2015
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Initial Cash Paid[1]	Cash Due to SunEdison[2]	Debt Assumed[3]	Debt Transferred[4]
Distributed Generation	Solar	U.S.	91.5	74	$155,573	$2,600	$—	$—
Residential	Solar	U.S.	12.9	1,806	25,053	—	—	—
Utility	Solar	U.S.	54.8	9	69,868	14,341	—	14,475
Utility	Solar	U.K.	214.3	14	150,595	—	205,587	—
Utility	Wind	U.S.	200.0	1	127,000	—	—	—
Total			573.5	1,904	$528,089	$16,941	$205,587	$14,475
————

(1)	Represents the amount paid to SunEdison on the date of acquisition of renewable energy facilities from SunEdison. Excludes aggregated tax equity partner payments of $363.6 million to SunEdison.

(2)
Represents commitments by us to SunEdison for the amount required for SunEdison to complete the construction of renewable energy facilities acquired from SunEdison, which was paid to SunEdison during the first quarter of 2016. This commitment is not recorded on the Company's balance sheet as of December 31, 2015 and excludes tax equity partner payments of $9.2 million due to SunEdison.

(3)	Represents debt that was assumed by us as of the acquisition date which was subsequently refinanced on November 6, 2015.

(4)
Represents debt recorded on our balance sheet as of December 31, 2015. This debt was repaid by SunEdison during the first quarter of 2016 using cash proceeds paid by us and the tax equity partner to SunEdison for the acquisition of these facilities.

During the ten months ended October 31, 2016, we acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison as summarized in the table below:

			Ten Months Ended October 31, 2016			As of October 31, 2016
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Cash Paid[1]	Cash Due to SunEdison[2]	Debt Assumed	Debt Transferred[3]
Distributed Generation	Solar	U.S.	1.2	3	$2,750	$—	$—	$—
Utility	Solar	U.S.	18.0	1	36,231	—	—	—
Total			19.2	4	$38,981	$—	$—	$—
————

(1)	Represents the total amount paid to SunEdison. Excludes aggregated tax equity partner payments of $1.6 million to SunEdison.

(2)	All amounts have been paid to SunEdison for these renewable energy facilities as of October 31, 2016.

(3)
$16.7 million of construction debt existed for one of the renewable energy facilities as of the acquisition date. This debt was fully repaid by SunEdison during the third quarter of 2016 using cash proceeds paid by us to SunEdison for the acquisition of the facility.

Reduction in SunEdison’s ownership of Class B shares

As publicly disclosed by SunEdison on December 30, 2015, SunEdison announced the sale of certain development stage renewable energy facilities and of an amount of the Company’s Class A shares, subject to certain conditions precedent, to affiliates of the D.E. Shaw group, Madison Dearborn Capital Partners IV, L.P. and Northwestern University in exchange for the extinguishment of a portion of $336 million aggregate principal amount of SunEdison's exchangeable notes and modification of the terms of certain earnout obligations payable by SunEdison in connection with its acquisition of First Wind Holdings. The Class A shares of common stock that were transferred in this transaction on January 22, 2016 were issued upon conversion of 12,161,844 Class B shares of the Company’s common stock held by SunEdison. After giving effect to the conversion, SunEdison indirectly owns 48,202,310 Class B shares of the Company.

Growth of Our Portfolio

The following table provides an overview of the growth of our portfolio from December 31, 2014 through December 31, 2015 and October 31, 2016:

			Net Nameplate Capacity (MW)¹		Weighted Average Remaining Duration of PPA (Years)²
		Facility Type		Number of Sites
Description	Source
Portfolio as of December 31, 2014			979.7	1,061	18
Acquisition of Invenergy operating facilities	Third Party	Wind	831.5	5	17
Acquisition of First Wind operating facilities	Third Party	Wind / Solar	521.1	16	9
Acquisition of U.K. Utility Solar Portfolio	SunEdison	Solar	214.3	14	14
Acquisition of South Plains I	SunEdison	Wind	200.0	1	12
Acquisition of Blackhawk Solar Portfolio	SunEdison	Solar	54.8	9	23
Additions to DG 2015 Portfolio 2	SunEdison	Solar	45.6	28	20
Acquisition of TEG solar operating facilities	Third Party	Solar	32.0	56	13
Acquisition of Northern Lights operating facilities	Third Party	Solar	25.4	2	18
Additions to DG 2014 Portfolio 1	SunEdison	Solar	21.0	27	18
Acquisition of Residential 2015 Portfolio 1	SunEdison	Solar	12.9	1,806	20
Acquisition of SUNE XVIII	SunEdison	Solar	14.9	18	20
Acquisition of Duke Energy operating facility	SunEdison	Solar	10.0	1	15
Acquisition of MPI operating solar facilities	Third Party	Solar	3.8	10	19
Changes to existing facilities[3]	N/A	N/A	0.1	—	N/A
Total Portfolio as of December 31, 2015[4]			2,966.9	3,054	16
Additions to the Blackhawk Solar portfolio	SunEdison	Solar	18.0	1	20
Additions to the SUNE XVIII portfolio	SunEdison	Solar	1.2	3	20
Additions to the MPI portfolio	Third Party	Solar	0.7	3	17
Total Portfolio as of October 31, 2016[5]			2,986.9	3,061	15
——————

(1)	Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the
Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities. Further note total amounts within the table above do not foot due to rounding.

(2)	Calculated as of December 31, 2014, December 31, 2015 and October 31, 2016, respectively.

(3)	Represents modifications to the nameplate capacity upon facilities achieving commercial operation.

(4)	Includes 36.1 MW of solar generation facilities that were under construction as of December 31, 2015.

(5)	All facilities were in operation as of October 31, 2016.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, the United Kingdom and Chile with a combined nameplate capacity of 2,986.9 MW as of October 31, 2016. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. Our PPAs have a weighted average (based on MW) remaining life of 15 years as of October 31, 2016.

The following table lists the renewable energy facilities that comprise our portfolio as of October 31, 2016:

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²	Counterparty Credit Rating[3]
Solar Distributed Generation:
CD DG Portfolio	U.S.	77.8	77.8	42	16	A / Aa3
DG 2015 Portfolio 2	U.S.	48.1	48.1	30	19	AA- / Aa3
U.S. Projects 2014	U.S.	45.4	45.4	41	18	AA- / Aa3
DG 2014 Portfolio 1	U.S.	44.0	44.0	46	18	AA / Aa2
TEG	U.S.	33.8	32.0	56	13	AA / Aa1
HES	U.S.	25.2	25.2	67	13	AA / Aa2
MA Solar	U.S.	21.1	21.1	4	25	AA / Aaa
Summit Solar Projects	U.S.	19.6	19.6	50	11	AA+ / Aa1
U.S. Projects 2009-2013	U.S.	15.2	15.2	73	14	A / A2
SUNE XVIII	U.S.	16.1	16.1	21	20	AAA / Aaa
California Public Institutions	U.S.	13.5	7.0	5	17	AA- / Aa3
Enfinity	U.S.	13.2	13.2	15	15	A- / A2
MA Operating	U.S.	12.2	12.2	4	17	AA+ / Aa2
Duke Operating	U.S.	10.0	10.0	1	14	A / Aa2
SunE Solar Fund X	U.S.	8.8	8.8	12	14	AA+ / Aa1
Summit Solar Projects	Canada	3.8	3.8	7	15	NR / Aa2
MPI	Canada	4.5	4.5	13	18	NR / Aa2
Resi 2015 Portfolio 1	U.S.	12.9	12.9	1,806	19	NR / NR
Resi 2014 Portfolio 1	U.S.	2.8	2.8	700	16	NR / NR
Total Solar Distributed Generation		428.1	419.7	2,993	17	AA- / Aa2

Solar Utility:
Mt. Signal	U.S.	265.8	265.8	1	23	A+ / Aa2
Regulus Solar	U.S.	81.6	81.6	1	18	BBB+ / A2
Blackhawk Solar Portfolio	U.S.	72.8	72.8	10	21	AA+ / Aa2
North Carolina Portfolio	U.S.	26.4	26.4	4	13	A / Aa2
Atwell Island	U.S.	23.5	23.5	1	21	BBB / A3
Nellis	U.S.	14.0	14.0	1	11	NR / NR
Alamosa	U.S.	8.2	8.2	1	11	BBB+ / A3
CalRENEW-1	U.S.	6.3	6.3	1	14	BBB / A3
Northern Lights	Canada	25.4	25.4	2	17	NR / Aa2
Marsh Hill	Canada	18.5	18.5	1	18	NR / Aa2
SunE Perpetual Lindsay	Canada	15.5	15.5	1	18	NR / Aa2
U.K. Utility Solar Portfolio	U.K	208.4	208.4	14	13	A- / Baa1
Fairwinds & Crundale	U.K	55.9	55.9	2	13	A- / Baa1
Stonehenge Q1	U.K	41.2	41.2	3	13	A- / Baa1
Stonehenge Operating	U.K	23.6	23.6	3	11	A+ / Aa3
Says Court	U.K	19.8	19.8	1	13	A- / Baa1
Crucis Farm	U.K	16.1	16.1	1	13	A- / Baa1
Norrington	U.K	11.1	11.1	1	13	A- / Baa1
CAP	Chile	101.6	101.6	1	17	BB / NR
Total Solar Utility		1,035.7	1,035.7	50	17	A- / A1

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²	Counterparty Credit Rating[3]
Wind Utility:
South Plains I	U.S.	200.0	200.0	1	12	BBB+ / A3
California Ridge	U.S.	217.1	195.6	1	16	AA+ / Aaa
Bishop Hill	U.S.	211.4	190.5	1	16	AA+ / Aaa
Rattlesnake	U.S.	207.2	186.7	1	11	BBB+ / Baa1
Prairie Breeze	U.S.	200.6	180.7	1	23	AA / Aa2
Cohocton	U.S.	125.0	125.0	1	3	BBB+ / Baa1
Stetson I & II	U.S.	82.5	82.5	2	3	BBB / Baa2
Rollins	U.S.	60.0	60.0	1	15	A- / A2
Mars Hill	U.S.	42.0	42.0	1	1	A+ / Aa2
Sheffield	U.S.	40.0	40.0	1	11	A+ / NR
Bull Hill	U.S.	34.5	34.5	1	10	A / A2
Kaheawa Wind Power I	U.S.	30.0	30.0	1	10	BBB- / NR
Kahuku	U.S.	30.0	30.0	1	14	BBB- / Baa2
Kaheawa Wind Power II	U.S.	21.0	21.0	1	16	BBB- / NR
Steel Winds I & II	U.S.	35.0	35.0	2	3	BBB+ / A3
Raleigh	Canada	78.0	78.0	1	14	NR / Aa2
Total Wind Utility		1,614.3	1,531.5	18	13	A / A1

Total Renewable Energy Facilities[4]		3,078.1	2,986.9	3,061	15	A / A1
———

(1)	Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the
Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Calculated as of October 31, 2016.

(3)
Represents counterparty credit rating issued by S&P and/or Moody's as of October 31, 2016. The percentage of counterparties based on MW that are rated by S&P and/or Moody's for our distributed generation portfolios with multiple counterparties is as follows:

•	CD DG Portfolio: 88%

•	DG 2014 Portfolio 1: 49%

•	DG 2015 Portfolio 2: 69%

•	Enfinity: 8%

•	HES: 44%

•	TEG: 76%

•	MA Solar: 47%

•	Summit Solar Projects (U.S.): 72%

•	SunE Solar Fund X: 64%

•	SUNE XVIII: 38%

•	U.S. Projects 2009-2013: 58%

•	U.S. Projects 2014: 92%

(4)	All facilities were in operation as of October 31, 2016.

Call Right Projects

We entered into the Support Agreement with SunEdison in connection with our IPO, which requires SunEdison to offer us additional qualifying projects from its development pipeline that represented at least $175.0 million of cash available for distribution. In addition, we entered into an Intercompany Agreement with SunEdison, pursuant to which we have been granted additional call rights with respect to certain projects in the First Wind pipeline. As a result of the SunEdison Bankruptcy, we do not expect that we will be able to acquire from SunEdison any additional Call Right Projects and add such projects to our operating fleet. As our long-term growth strategy is the acquisition of new renewable energy facilities, including under the Support Agreement and Intercompany Agreement, losing our ability to acquire Call Right Projects may negatively impact our ability to grow our portfolio and we may be required to seek such growth primarily from third party acquisitions.

On September 25, 2016, we filed our initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the sponsorship arrangement between us and SunEdison which included the Support Agreement and Intercompany Agreement.

In addition to our Call Right Projects under the Support Agreement and Intercompany Agreement, our Call Right Projects also include 0.5 GW (net) of operating wind power plants owned by a SunEdison warehouse (the "AP Warehouse"). The legal entities that comprise the AP Warehouse have not filed for bankruptcy. We are currently exploring acquiring a ten to twenty percent interest in the Call Right Projects in the AP Warehouse.

Seasonality and Resource Availability

The amount of electricity produced and revenues generated by our solar generation facilities is dependent in part on the amount of sunlight, or irradiation, where the assets are located. As shorter daylight hours in winter months results in less irradiation, the electricity generated by these facilities will vary depending on the season. Irradiation can also be variable at a particular location from period to period due to weather or other meteorological patterns, which can affect operating results. As the great majority of our solar power plants are located in the Northern hemisphere, our solar portfolio’s power generation will be at its lowest during the fourth quarter of each year. Therefore, we expect our fourth quarter solar revenue generation to be lower than other quarters.

Similarly, the electricity produced and revenues generated by our wind power plants depend heavily on wind conditions, which are variable and difficult to predict. Operating results for wind power plants vary significantly from period to period depending on the wind conditions during the periods in question. As our wind power plants are located in geographies with different profiles, there is some flattening of the seasonal variability associated with each individual wind power plant’s generation, and we expect that as the fleet expands the effect of such wind resource variability may be favorably impacted, although we cannot guarantee that we will purchase wind power facilities that will achieve such results in part or at all. Historically, our wind production is greater in the first and fourth quarters which can partially offset the lower solar revenue expected to be generated in the fourth quarter.

We do not expect seasonality to have a material effect on the amount of our quarterly dividends. Although we are currently deferring a decision on making dividend payments in the prudent conduct of our business, we intend to revert to a situation where we reserve a portion of our cash available for distribution and maintain sufficient liquidity, including cash on hand in order to, among other things, facilitate the payment of dividends to our stockholders.

Competition

Power generation is a capital-intensive business with numerous industry participants. We compete to acquire new renewable energy facilities with renewable energy developers who retain renewable energy asset ownership, independent power producers, financial investors and certain utilities. We compete to supply energy to our potential customers with utilities and other providers of distributed generation. We compete with other renewable energy developers, independent power producers and financial investors based on our cost of capital, development expertise, pipeline, global footprint and brand reputation. To the extent we re-contract renewable energy facilities upon termination of a PPA or sell electricity into the merchant power market, we compete with traditional utilities primarily based on low cost of capital, generation located at customer sites, operations and management expertise, price (including predictability of price), green attributes (such as RECs and tax incentives) of renewable power, the ease by which customers can switch to electricity generated by our renewable energy facilities and our open architecture approach to working within the industry, which facilitates collaboration and renewable energy asset acquisitions.

Environmental Matters

We are subject to environmental laws and regulations in the jurisdictions in which we own and operate renewable energy facilities. These laws and regulations generally require that governmental permits and approvals be obtained and maintained both before construction and during operation of these renewable energy generation assets. We incur costs in the ordinary course of business to comply with these laws, regulations and permit requirements. While we do not expect that the costs of compliance would generally have a material impact on our business, financial condition or results of operations, it is possible that as the size of our portfolio grows we may become subject to new or modified regulatory regimes that may impose unanticipated requirements on our business as a whole that were not anticipated with respect to any individual renewable energy facility. We also do not anticipate material capital expenditures for environmental compliance for our renewable energy facilities in the next several years. These laws and regulations frequently change and often become more stringent, or subject to more stringent interpretation or enforcement, and therefore future changes could require us to incur materially higher costs which could have a material negative impact on our financial performance or results of operations.

Regulatory Matters

All of the renewable energy facilities located in the United States that the Company owns are QFs as defined under the Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") or Exempt Wholesale Generators ("EWGs"). As a result, they are exempt from the books and records access provisions of the Public Utilities Holding Company Act of 2005, as amended ("PUHCA"), and most are exempt from state organizational and financial regulation of electric utilities. Depending upon the power production capacity of the renewable energy generation asset in question, our QFs and their immediate project company owners may be entitled to various exemptions from ratemaking and certain other regulatory provisions of the Federal Power Act, as amended ("FPA").

All of the renewable energy facility companies that we own outside of the United States are Foreign Utility Companies, as defined in PUHCA. They are exempt from state organizational and financial regulation of electric utilities and from most provisions of PUHCA and FPA.

The Company owns a number of renewable energy facilities in the United States with a net power production capacity greater than 20 MW (AC). Each project company that owns such a facility that is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"), under the FPA has obtained “market based rate authorization” and associated blanket authorizations and waivers, which allows it to sell electricity, capacity and ancillary services at wholesale or negotiated market based rates, instead of cost-of-service rates, as well as waivers of, and blanket authorizations under, certain FERC regulations that are commonly granted to market based rate sellers. FERC requires market based rate holders to make additional filings upon certain triggering events in order to maintain market based rate authority. The failure to make timely filings can result in suspension of market based rate authority, refunds of revenues previously collected, and the imposition of civil penalties.

Under Section 203 of the FPA (“FPA Section 203”), prior authorization by FERC is generally required for any direct or indirect acquisition of control over, or merger or consolidation with, a “public utility” or in certain circumstances an “electric utility company,” as such terms are used for purposes of FPA Section 203. FERC generally presumes that the acquisition of direct or indirect voting power of 10% or more in an entity results in a change in control of such entity. Violation of FPA Section 203 can result in civil or criminal liability under the FPA, including civil penalties, and the possible imposition of other sanctions by FERC, including the potential voiding of an acquisition made without prior authorization under FPA Section 203. Depending upon the circumstances, liability for violation of FPA Section 203 may attach to a public utility, the parent holding company of a public utility or an electric utility company, or to an acquirer of the voting securities of such holding company or its public utility or electric utility company subsidiaries.

The Company’s renewable energy facilities are also subject to compliance with the mandatory Reliability Standards developed by the North American Electric Reliability Corporation ("NERC") and approved by FERC. In the United Kingdom, Canada and Chile, the Company is also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff or other governmental incentive (collectively "FIT") regulations (including the FIT rates); however it is generally not subject to regulation as a traditional public utility, i.e., regulation of our financial organization and rates other than FIT rates.

As the size of our portfolio grows, it may become subject to new or modified regulatory regimes that may impose unanticipated requirements on its business as a whole that were not anticipated with respect to any individual renewable energy facility. For example, the NERC rules approved by FERC impose fleetwide cyber security requirements regarding electronic and physical access to generating facilities in order to protect system reliability; such requirements expand in scope after the point at which a single owner has more than 1,500 MW of reliability assets under its control in a single connection and expand again once the owner has more than 3,000 MW under construction. Such future changes in our regulatory status or the makeup of our fleet could require it to incur materially higher costs which could have a material adverse impact on its financial performance or results of operations.

Government Incentives

Each of the United States, Canada, the United Kingdom and Chile has established various incentives and financial mechanisms to reduce the cost of renewable energy and to accelerate the adoption of solar and wind energy. These incentives include tax credits, cash grants, tax abatements, rebates and RECs or green certificates and net energy metering programs. These incentives help catalyze private sector investments in renewable energy and efficiency measures. Changes in the government incentives in each of these jurisdictions could have a material impact on our financial performance.

While we are currently subject to lighter regulation than a traditional utility under United States federal or state law and regulations or the laws and regulations of our foreign markets, we could become more highly regulated in the future.

As the owner of renewable energy facilities in the United States, each of which is either a QF or an EWG, we currently are subject to fewer federal and state standards, restrictions and regulatory requirements than would otherwise be applicable to United States utility companies. As our utility-scale business grows, certain facilities may no longer be eligible for exemption under PURPA from the rate-making or other provisions of the FPA, which would require increased compliance with public utility regulations. Similarly, although we are not currently subject to regulation as an electric utility in the foreign markets in which we provide our renewable energy services, our regulatory position in these markets could change in the future. Any local, state, federal or international regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting the sale of electricity by us. If we were deemed to be subject to the same state, federal or foreign regulatory authorities as traditional utility companies, or if new regulatory bodies were established to oversee the renewable energy industry in the United States or in our foreign markets, our operating costs could materially increase, adversely affecting our results of operations.

United States

Federal government support for renewable energy

The federal government provides an uncapped investment tax credit, or “Federal ITC,” that allows a taxpayer to claim a credit of 30% of qualified expenditures for a residential or commercial solar generation facility, for which construction begins by the end of 2019. This investment tax credit is currently scheduled to gradually be reduced to 10% for solar generation facilities commencing construction before December 31, 2022 with permanence thereafter. The U.S. Congress could reduce the ITC to below 30% prior to the end of 2019, reduce the ITC to below 10% for periods after 2022 or replace the expected 10% ITC with an untested production tax credit of an unknown amount. PTCs, which are federal income tax credits related to the quantity of renewable energy produced and sold during a taxable year, or ITCs in lieu of PTCs, are available only for wind power plants that began construction on or prior to December 31, 2019. The Wind PTC and ITC are extended to 2019 but reduced 20% in 2017, 40% in 2018, and 60% in 2019 before expiring in 2020. PTCs and accelerated tax depreciation benefits generated by operating renewable energy facilities can be monetized by entering into tax equity financing agreements with investors that can utilize the tax benefits, which have been a key financing tool for wind power plants. The federal government also provides accelerated depreciation for eligible renewable energy facilities. Based on our portfolio of assets, we will benefit from Federal ITC, Federal PTC and an accelerated tax depreciation schedule, and we will rely on financing structures that monetize a substantial portion of these benefits and provide financing for our solar generation facilities at the lowest cost of capital.

State government support for renewable energy

Many states offer a personal and/or corporate investment or production tax credit for renewable energy facilities, which is additive to the Federal ITC. Further, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy facilities that include exemptions, exclusions, abatements and credits. Certain of our renewable energy facilities in the U.S. have been financed with a tax equity financing structure, whereby the tax equity investor is a member holding equity in the limited liability company that directly or indirectly owns the solar generation facility or wind power plant and receives the benefits of various tax credits.

Many state governments, utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a renewable energy facility for energy efficiency measures. Capital costs or “up-front” rebates provide funds to solar customers based on the cost, size or expected production of a customer’s renewable energy facility. Performance-based incentives provide cash payments to a system owner based on the energy generated by their renewable energy facility during a pre-determined period, and they are paid over that time period. Some states also have established FIT programs that are a type of performance-based incentive where the system owner-producer is paid a set rate for the electricity their system generates over a set period of time.

There are 43 states that have a regulatory policy known as net metering. Net metering typically allows our customers to interconnect their on-site solar generation facilities to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar generation facility in excess of electric load that is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Some states require utilities to provide net metering to their customers until the total generating capacity of net metered systems exceeds a set percentage of the utilities’ aggregate customer peak demand.

Some of our solar generation facilities in Massachusetts participate in what is known as Virtual Net Metering. Virtual Net Metering in Massachusetts enables solar generation facilities to be sited remotely from the customer’s meter and still receive a credit against their monthly electricity bill. We bill the customer at a fixed rate or for a percentage of the credit they received which is derived from the G-1 electricity tariff. In addition, multiple customers may be designated as credit recipients from a renewable energy facility, provided they are all within the same Local Distribution Company service territory and load zone. The Virtual Net Metering structure provides a material electricity offtaker credit enhancement for our solar generation facilities by creating the ability to sell to hundreds of entities that are located remotely from the renewable energy facility location within the required area. The authority for Virtual Net Metering in Massachusetts was established by the Green Communities Act of 2008 and would require a change in law to repeal the program.

Many states also have adopted procurement requirements for renewable energy production. There are 29 states that have adopted a renewable portfolio standard that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar and wind power generation facilities, by a specified date. To prove compliance with such mandates, utilities must surrender RECs. System owners often are able to sell RECs to utilities directly or in REC markets.

Renewables portfolio standard ("RPS") programs and targets have been a key driver of the expansion of solar and wind power and will continue to drive solar and wind power installations in many areas of the United States. In addition to the 37 states with RPS programs, ten other states have non-binding goals supporting renewable energy.

Canada

Federal government support for renewable energy

While provincial governments have jurisdiction over their respective intra-provincial electricity markets, from 2007 to 2011 the Canadian federal government supported the development of renewable energy through its ecoENERGY for Renewable Power program, which resulted in a total of 104 renewable energy facilities qualifying for funds, and will represent cash incentives of approximately CAD 1.4 billion over 14 years and encouraged an aggregate of approximately 4,500 MW of new renewable energy generating capacity. The program is now fully subscribed, and the Canadian federal government has not signaled an intention to renew it.

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

Ontario. In 2009, the Green Energy and Green Economy Act, 2009 was passed into law and the Ontario Power Authority (which was merged with and continued as the Independent Electricity System Operator or “IESO”, effective January 1, 2015) launched its FIT program, which offers stable prices under long-term contracts for electricity generation from renewable energy. In November 2010, the Ontario Ministry of Energy released the draft Supply Mix Directive and Long Term Energy Plan. Ontario, one of our markets, has been a leader in supporting the development of renewable energy through the Long Term Energy Plan, which calls for 10,700 MW of renewable energy generating capacity (excluding small-scale hydroelectricity power) by 2018. Ontario was also the first jurisdiction in North America to introduce a FIT program, which has resulted in contracts being executed for approximately 4,655 MW of electricity generating capacity as of September 30, 2015.

In April and July of 2012, the Ontario Ministry of Energy implemented version 2.0 of the FIT program, which, among other things, reduced contract prices for new solar generation facilities, limited the acceptance of applications to specific application windows, and prioritized projects based upon project type (community participation, Aboriginal participation, public infrastructure participation), municipal and Aboriginal support, project readiness and electricity system benefit. The revisions to the FIT program do not affect FIT contracts issued prior to October 31, 2011. Prices under the FIT program will be reviewed annually, with prices established in November that will take effect January 1 of the following year. Such price changes do not affect previously issued FIT contracts but, rather, only FIT contracts to be entered into subsequent to the price change. The revisions may, however, make renewable energy facility economics less attractive (because of the PPA price reduction) and by granting priority points or status to certain types of renewable energy facilities, may make it more difficult to obtain PPAs in the future.

The FIT program was further renewed by the Ontario Ministry of Energy for FIT 3 (123.5 MW) awarded in the summer of 2014, FIT 3 Extension (100 MW) awarded in December 2014 and FIT 4 (241.4 MW) awarded in the summer of 2016. On April 5, 2016, the Ontario Ministry of Energy directed the IESO to commence a further renewal (FIT 5) with a total capacity, to be published in December 2016, calculated based on a base target of up to 150 MW plus additional contract capacity that has become available from contract terminations under prior SmallFIT and microFIT procurements. The application period for the FIT 5 program closed on November 28, 2016. The FIT program is committed to one further round of contracts (150 MW) in 2017. For 2014-2017 the program is “SmallFIT” meaning renewable energy facilities from 10 kW to 500 kWac. There is also a “microFIT” program for renewable energy facilities under 10 kW. The SmallFIT program still offers 20 year Power Purchase Agreements with the IESO. SmallFIT contracted rates ($/kWh) are set for the 20 year period. There are different prices for different renewable energy facility sizes and technologies (ex. ground mounted solar and rooftop solar have different rates, and within certain technologies renewable energy facilities under 100 kWac have a higher rate than renewable energy facilities from 100- 500kWac). Post 2017 the Ontario Ministry of Energy directed the IESO to cease accepting applications under the microFIT program by December 31, 2017, given this transition. In August 2016, the Ministry of Energy posted for public comment proposed updates to the existing net metering regulation to effect the transition to a net-metering program. FIT rate reductions and any modification to program rules are transparent and occur after stakeholder consultation.

On June 12, 2013, December 16, 2013, March 31, 2014, and November 7, 2014, the Ontario Ministry of Energy directed the Ontario Power Authority (now the IESO) to develop a new competitive process for the procurement of renewable energy facilities larger than 500 kW. On March 10, 2015 (as amended on June 12, 2015 and July 31, 2015), IESO issued a Request for Proposals for Procurement of up to 565 MW of New Large Renewable Energy Projects, or “LRP I RFP”. The LRP I RFP process concluded in April 2016, with the execution of approximately 455 MW of new wind, solar and water power contracts. On July 29,2016, the IESO issued a Request for Qualifications for further Large Renewable Procurement ("LRP II RFQ"). The LRP II RFQ process was cancelled by the IESO on September 27, 2016, as directed by the Ontario Ministry of Energy.

Other Provinces. Provincial support for renewable energy in other provinces includes the following objectives:

•	Alberta: To generate 30% of electricity from renewable sources by 2030.

•	British Columbia: To achieve energy self-sufficiency by 2016 with at least 93% of net electricity generation from clean or renewable sources.

•	New Brunswick: To meet 40% of provincial electricity demand with renewable sources by 2020.

•	Nova Scotia: To generate 25% and 40% of net electricity generation from new (post-2001) sources of renewable energy by 2015 and 2020, respectively.

•	Saskatchewan: To achieve 50% renewables-sourced electricity generation by Crown utility company, SaskPower, by 2030.

United Kingdom

Renewables Obligation

In the United Kingdom, a RPS based on the Renewables Obligation Order 2015, or "RO," supports renewable electricity generation by placing an obligation on licensed electricity suppliers to submit renewables obligation certificates, or "ROCs," each year or else pay a buyout price (or a combination of the two). The program closes to new generating stations on March 31, 2017 (subject to any applicable grace period). Suppliers source ROCs from renewable electricity generators. The program is designed to minimize the risk of oversupply of ROCs in the market and to provide stable prices. The Office of Gas and Electricity Markets administers the program and issues ROCs to the owners/operators of generating facilities according to each generating facility’s metered output. A generator is awarded different quantities of ROCs for each MWh of generation depending on the technology used and the date the relevant facility was commissioned and accredited under the RO. ROCs are tradable commodities whose price is agreed by selling ROCs through online auctions or by the generator and its offtaker in the relevant power purchase or offtake agreement.

The U.K. government has a policy not to modify the ROC banding levels for facilities after they are accredited, for the lifetime of their 20 year support under the RO. This is referred to as ‘grandfathering’. Under the current legislation, the ground-mounted solar photovoltaic, or "PV," banding level applicable for facilities connected during the fiscal year ending March 31, 2014, 2015, 2016 and 2017 is 1.6 ROCs per MWh, 1.4 ROCs per MWh, 1.3 ROCs per MWh and 1.2 ROCs per MWh, respectively. This is however subject to the caveats outlined below.

The RO across Great Britain was closed to new solar PV capacity above 5 MW with effect from April 1, 2015 and at or below 5 MW with effect from April 1, 2016, in each case in relation to both new stations and to additional capacity (subject to certain “grace periods”). The government has also removed "grandfathering" for solar PV projects in England and Wales with a capacity at 5 MW or below where that capacity is accredited after July 23, 2015, with an exception for capacity which meets the significant financial commitment grace period test. For projects not benefiting from grandfathering, the ROC banding level will reduce to 0.8 ROCs from June 1, 2016 with no protection from future banding reductions.

The historic twelve month grace period in relation to new solar PV capacity above 5 MW expired on March 31, 2016, but there is now a twelve month grace period available for new solar PV capacity below 5 MW (until March 31, 2017) where such capacity received preliminary accreditation or in respect of which a significant financial commitment had been made, in each case, on or before July 22, 2015. A grace period is additionally available for projects affected by grid delay, subject to certain conditions.

Solar PV installations above 5 MW in size may potentially be eligible to apply for support under the Contracts for Difference program and facilities of 5 MW or below may be eligible for support under the small-scale FIT program, as discussed below. However, both of these regimes have been the subject of significant recent political pressure amidst an overspend within the Levy Control Framework ("LCF").

Contracts for difference

Contracts for Difference are the new regulatory regime for supporting low-carbon generation as part of the U.K. government’s Electricity Market Reform program. Facilities need to compete in an auction process for a Contract for Difference against those facilities and technology types within the same budgetary group. A Contract for Difference is a contract with a U.K. government-owned company to pay or be paid the difference between the prevailing market reference price for electricity and an agreed "strike price". The strike price is set by auction and there is a prescribed budget available in each annual allocation round. For the first allocation round, solar PV competed with the other “established technologies”. However, in the next Contracts for Difference auction round, due to take place in April 2017, solar PV is not eligible to participate.

Feed-in Tariffs

FITs are an alternative subsidy program which support renewable energy generation by requiring certain licensed electricity suppliers to make generation and export payments in respect of certain kinds of renewable energy facilities of up to 5 MW in size. Generation payments are a fixed payment by the relevant electricity supplier to the FIT generator for every kWh generated by the facility. Export payments are a fixed payment by the relevant electricity supplier to the FIT generator for every kWh exported to the local or national grid (although electricity can alternatively be sold into the market). FITs for newly accredited solar PV generating stations are granted for 20 years. The policy of “grandfathering” ensures that solar generating facilities should continue to receive the FIT generation tariff for which they were first accredited for the duration of their FIT support (indexed). Prior to accreditation, the FIT generation payment is subject to degression, which is a mechanism to control FITs costs. Significant changes to the FIT were introduced in early 2016, including significantly lower tariffs. The FIT will remain open with a budget cap for new installations of GBP 100 million per annum up to April 2019, with quarterly deployment caps for all technologies to control spending.

Levy Exemption Certificates

Certain renewable generators, including solar facilities, prior to 2015 were also eligible to receive levy exemption certificates ("LECs"), in respect of the Climate Change Levy, a tax on U.K. business energy use. In a surprise move by the U.K. Government during 2015, changes were introduced so that renewable generators ceased to be eligible to receive LECs.

Long-term visibility of support

While ROC and FIT support levels decrease over time for new facilities due to anticipated reductions in the cost of installations, an objective from the U.K. Government historically has been to seek to create stability in the market for investors and to create a long-term sustainable regulatory framework. This is illustrated by the policy of grandfathering, the long duration of ROC and FIT support levels and mechanisms such as banding reviews, degression and the LCF (i.e. the U.K. spending cap on levy-funded energy policies), which are designed to ensure that levels of support for renewables are sustainable. However, in the current climate there is currently significant uncertainty as to whether, and, how, new large-scale U.K. solar PV projects will be incentivized in the coming years following the closure of the RO and exclusion of solar PV from the next Contracts for Differences auction process.

Chile

Chile currently has two major electricity grids, the Central Interconnected System (“SIC”) and the Greater Northern Interconnected System (“SING”). A project to inter-connect and unite the SIC and the SING, thus creating a single major electricity grid in the country, is currently under construction. According to recent reports, this project at this time is approximately, 60% complete, and is expected to be operational by the end of 2017.

As of this date, each of these two main grids has its own independent system operator and market administrator, a Centro de Despacho Económico de Carga, or “CDEC,” and is subject to the oversight of the Comisión Nacional de Energía. However, pursuant to law No. 20.936, published on July 20, 2016, the two CDECs will be replaced with a single system operator, the Independent Coordinator of the National Electric System, starting on January 1, 2017. The main functions of the CDECs (and thus of the Independent Coordinator) include, among others, ensuring an adequate supply of electricity into the system, directing the dispatch of energy from the different facilities to assure an efficient, secure and economic operations and ensuring that the most efficient electricity generation available is dispatched to meet customer demand. Additionally, the Independent Coordinator will also be in charge of monitoring market competition and payments in the system and elaborating reports regarding the use of energy from renewable sources, among other new responsibilities.

In 2013, the Chilean government enacted law No. 20.698, which in turn amended law No. 20.257, the Non-Conventional Renewable Energy Law, which promotes the use of non-conventional renewable energy, or "NCRE," sources and defines the different types of technologies qualified as NCRE sources as wind, solar, biomass, geothermal and small (<20MW) hydroelectric technology. The law requires that a minimum of a generation company’s electricity supply be generated from NCRE sources.

The current legislation requires generation companies to supply at least 8% of their total contractual obligations entered into after July 1, 2013 from NCRE sources by 2016. That requirement will increase by 1% annually until 2020, to reach 12%, and later on with more substantial annual increases so as to reach 20% in 2025. A generation company can meet this requirement by developing its own NCRE generation capacity, purchasing from other generators generating NCREs in excess of their legal requirements during the preceding year, or paying the applicable fines for non-compliance.

The current penalty for non-compliance (at the current applicable exchange rate) is approximately (i) US$27 per MWh of deficit with respect to such generator’s NCRE generation obligation, as certified as of March 1 of the following year, and (ii) US$41 per MWh of deficit with respect to such generator’s NCRE generation obligation, if within the following three year period after the non-compliance referred in (i) above, such generator still does not comply with its NCRE generation obligations under the law.

Law No. 20.571 of 2012 and Decree 71 of September 6, 2014, established net metering regulations that allow systems of up to 100 kW to connect to the grid and inject their generation surplus and sell it to the system. Residential customers in the Central Interconnected System already pay approximately $0.20 per kWh, and with generation from PV systems not subject to the country’s value-added tax, renewable energy facility economics are favorable for early adopters. As of this date, the generated surplus is sold at a price of approximately 60% of what residential customers pay to the utilities.

Financial Information about Segments

The Company has two reportable segments: Solar and Wind. These segments comprise the Company's entire portfolio of renewable energy assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility, and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind, and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the years ended December 31, 2015 and 2014 were earned by the Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile. All net operating revenues for the year ended December 31, 2013 were earned from external customers in the United States (including Puerto Rico).

Customer Concentration

For the year ended December 31, 2015, San Diego Gas & Electric accounted for 14% of our consolidated operating revenues, net.

Employees

Historically, the Company has not had any employees. The personnel that manage our operations (other than our Chairman and Interim Chief Executive Officer Peter Blackmore, our Chief Operating Officer, Tom Studebaker, and our Interim Chief Accounting Officer, David Rawden) have been employees of SunEdison and their services have been provided to the Company under the MSA or project-level asset management, and Operation and Maintenance ("O&M") services agreements. In a number of cases, the personnel that have been providing services to us have in the past simultaneously provided services to SunEdison and/or TerraForm Global. Following the SunEdison Bankruptcy, as part of our efforts to create a stand-alone corporate organization, we have identified and established a retention program for key employees. In November of 2016, we issued offers of employment with the Company to such employees to ensure continuity of corporate and project level operations. While a number of our executive officers, including our Interim Chief Executive Officer, Peter Blackmore, our Executive Vice President and Chief Financial Officer, Rebecca Cranna, our Chief Operating Officer, Tom Studebaker, and our Interim Chief Accounting Officer, David Rawden, continue to serve in the same functions for TerraForm Global for the time being, all other officers and non-officer personnel will continue to provide services exclusively to the Company. For more information regarding our executive officers also serving in the same roles for TerraForm Global, please refer to the risk factor entitled “We may have conflicts of interest with TerraForm Global.” within Item 1A. Risk Factors.

Geographic Information

The following table reflects operating revenues, net for the years ended December 31, 2015, 2014 and 2013 by geographic location:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States (including Puerto Rico)	$368,117	$87,502	$18,716
Chile	27,148	23,130	—
United Kingdom	55,542	15,890	—
Canada	18,699	634	—
Total operating revenues, net	$469,506	$127,156	$18,716

Long-lived assets, net consist of renewable energy facilities, intangible assets and goodwill. The following table is a summary of long-lived assets, net by geographic area:

(In thousands)	December 31, 2015	December 31, 2014
United States (including Puerto Rico)	$5,844,992	$2,147,877
Chile	181,756	189,221
United Kingdom	659,176	545,848
Canada	418,494	126,939
Total long-lived assets, net	7,104,418	3,009,885
Current assets	954,367	593,772
Other non-current assets	169,438	76,766
Total assets	$8,228,223	$3,680,423

Available Information

We make available free of charge through our website (http://www.terraformpower.com) the reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site containing these reports and proxy and information statements at http://www.sec.gov. Any materials we file can be read and copied online at that site or at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days during the hours of 10:00 am and 3:00 pm. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The following corporate governance documents are posted on our website at www.terraformpower.com:
•The TerraForm Power, Inc. Corporate Governance Guidelines;
•The TerraForm Power, Inc. Code of Business Conduct;
•The TerraForm Power, Inc. Conflict of Interests Policy;
•The TerraForm Power, Inc. Audit Committee Charter; and
•The TerraForm Power, Inc. Corporate Governance and Conflicts Committee Charter.

If you would like a printed copy of any of these corporate governance documents, please send your request to 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814.

The information on our website is not incorporated by reference into this annual report on Form 10-K.

Item 1A. Risk Factors.

The following pages discuss the principal risks we face. These include, but are not limited to, risks arising from the bankruptcy of our controlling shareholder, SunEdison. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks and uncertainties that could affect us. These factors should be considered carefully together with the other information contained in this annual report and the other reports and materials filed by us with the SEC. Furthermore, many of these risks are interrelated, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity.

Risks Related to our Delayed Exchange Act Filings

Continued delays in the filing of our reports with the SEC, as well as further delays in the preparation of audited financial statements at the project level, could have a material adverse effect.

We have experienced significant delays in the filing of our Form 10-K for the fiscal year ended December 31, 2015 and our Forms 10-Q for the fiscal quarter ended March 31, 2016, the fiscal quarter ended June 30, 2016 and the fiscal quarter ended September 30, 2016, in each case principally due to the need to complete all steps and tasks necessary to finalize our financial statements and other disclosures required to be in the filing. Future Form 10-K and 10-Q filings by the Company could be delayed for similar reasons.

On March 15, 2016, we received a notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that because we had not yet filed our Form 10-K for the year ended December 31, 2015, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC. On May 12, 2016, we received an additional notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that because we had not yet filed our Form 10-Q for the quarter ended March 31, 2016, and because we remained delinquent in filing our Form 10-K for the year ended December 31, 2015, we were not in compliance with Nasdaq Listing Rule 5250(c)(1). On May 16, 2016, in compliance with the deadline specified in the notification letters, we submitted a plan to Nasdaq as to how we planned to regain compliance with Nasdaq’s continued listing requirements. On May 20, 2016, we received a letter from a Director of Nasdaq Listing Qualifications granting us an exception of 180 calendar days from the due date of the Form 10-K for the year ended December 31, 2015, or until September 12, 2016, to regain compliance with Nasdaq’s continued listing requirements. On August 15, 2016, we received a notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that because we had not yet filed our Form 10-Q for the quarter ended June 30, 2016, we were not in compliance with Nasdaq Listing Rule 5250(c)(1). As requested in the notification letter, we submitted an update to its compliance plan describing how we planned to regain compliance with Nasdaq's continued listing requirements.

On September 8, 2016, we received an additional notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that due to non-compliance with Nasdaq Listing Rule 5250(c)(1), we would be delisted from The Nasdaq Global Select Market at the opening of business on September 19, 2016 unless we requested a hearing on the determination by 4:00 p.m. Eastern Time on September 15, 2016. On September 9, 2016, we requested a hearing and also requested a stay of the delisting pending the hearing. On September 12, 2016, we received a response from a Nasdaq hearings advisor setting a hearing date of November 3, 2016. On September 19, 2016, we received a letter from Nasdaq granting our request to extend the stay of delisting until the hearings panel makes a decision after the hearing scheduled for November 3, 2016. At the hearing on November 3, 2016, we requested from Nasdaq an extension until March 10, 2017 to regain compliance with Nasdaq’s continued listing requirements with respect to our delayed Form 10-K for the year ended December 31, 2015 and delayed Forms 10-Q for the periods ended March 31, 2016 and June 30, 2016. On November 15, 2016, we received a notification letter from a hearings advisor from the Nasdaq Office of General Counsel informing us that the hearings panel granted our request for an extension until March 10, 2017 with respect to these delayed filings. The hearings panel granted us the maximum possible extension until the expiration of the panel’s discretion to allow continued listing while we remain out of compliance with Nasdaq’s continued listing requirements. The hearings panel reserved the right to reconsider the terms of the extension and the Nasdaq Listing and Hearing Review Council may determine to review the hearing panel’s decision.

In addition, on November 15, 2016, we received a notification letter from a Senior Director of Nasdaq Listing Qualifications. The notification letter stated that because we have not yet filed our Form 10-Q for the quarter ended September 30, 2016 and because we remain delinquent in filing our Form 10-K for the year ended December 31, 2015 and Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016, we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the Securities and Exchange Commission. Based on discussions with the hearing panel’s staff, the extension granted by the panel also covers our non-compliance with Nasdaq Listing Rule 5250(c)(1) caused by our failure to timely file our Form 10-Q for the quarter ended September 30, 2016.

In accordance with the applicable terms of our Revolver, we delivered to the lenders thereunder unaudited financial statements for the fiscal quarter ended March 31, 2016 by June 30, 2016 and for the fiscal quarter ended June 30, 2016 by September 13, 2016. The Revolver (as modified by the waiver agreement entered into on November 25, 2016) also requires us to deliver summary unaudited financial statements for the fiscal quarter ended September 30, 2016 by December 21, 2016 and a narrative report, financial statement notes, financial officer certifications and other quarterly deliverables by January 1, 2017. If we are unable to provide such quarterly statements or such other information before the end of the required periods or to obtain an additional waiver or forbearance, the lenders could accelerate the maturity of this facility, which would result in an event of default under our Senior Notes due 2023 and Senior Notes due 2025.

The indentures governing the Senior Notes due 2023 and Senior Notes due 2025 require the Company to deliver a quarterly report for the fiscal quarter ended March 31, 2016 and the fiscal quarter ended June 30, 2016 no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof), with a 90 day grace period upon providing written notice in accordance with the indentures governing the Senior Notes due 2023 and Senior Notes due 2025. On August 30, 2016, Terra Operating LLC obtained sufficient consents from holders of the Senior Notes due 2023 and Senior Notes due 2025 to waive certain reporting covenants under the indentures governing the Senior Notes due 2023 and Senior Notes due 2025 and to make certain amendments to the indentures. The waivers extended the deadline for the filing of the Company’s Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 to December 6, 2016. If the Form 10-Q for the first quarter of 2016 is not filed by December 6, 2016, an Event of Default will occur under the indentures governing the Senior Notes due 2023 and Senior Notes due 2025. If the Form 10-Q for the second quarter of 2016 is not filed by December 6, 2016, the time period within which we are required to deliver such Form 10-Q will recommence. Consequently no event of default is expected to occur with respect to the second quarter Form 10-Q unless such Form 10-Q were not filed by early 2017. See "Recent Developments - Senior Notes due 2023 and Senior Notes due 2025” and "Recent Developments - Term Loan and Revolver” within Item 1. Business above for additional information on the waivers obtained by Terra Operating LLC in August 2016 from holders of the Senior Notes due 2023 and Senior Notes due 2025 relating to certain reporting covenants under the indentures governing the Senior Notes due 2023 and Senior Notes due 2025 and on the related amendments to the Revolver and the indentures governing the Senior Notes due 2023 and Senior Notes due 2025. If an Event of Default occurs under the indentures governing the Senior Notes due 2023 and Senior Notes due 2025, the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding could accelerate the notes under the indenture, which would also result in a cross default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate the outstanding principal amount of loans and terminate the outstanding commitments under our Revolver.

The delay in filing our Form 10-K and Forms 10-Q may impair our ability to obtain financing and access the capital markets. For example, as a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a short-form registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934, as amended, for one year. Should we wish to register the offer and sale of our securities to the public prior to the time that we regain eligibility to use Form S-3, our transaction costs and the amount of time required to complete financing transactions could increase. An inability to obtaining financing may have a material adverse effect on our ability to grow our business, acquire assets through acquisitions or optimize our portfolio and capital structure. Additionally, the delay in audited financial statements may reduce the comfort of our board of directors (the "Board") with approving the payment of dividends.

Audited financial statements at the project-level have also been delayed. This delay has created defaults under most of our non-recourse financing agreements, which, if not cured or waived may restrict the ability of the project-level subsidiaries to make distributions to us or entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. Such defaults may also restrict the ability of the project companies to make distributions to us.

Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy

We continue to depend on SunEdison for many important services and the SunEdison Bankruptcy creates numerous risks and uncertainties for us.

We have historically depended significantly on SunEdison for important corporate, project and other services, including many management services under the MSA (such as management, secretarial, accounting, banking, treasury, administrative, regulatory and reporting functions; developing and implementing business strategy; maintenance of books and records; calculation and payment of taxes; and preparation of audited and unaudited financial statements), as well as asset management and O&M for most of our projects. Because of this dependence on SunEdison, the SunEdison Bankruptcy may have a material adverse effect on our business, results of operations and financial condition and these risks and uncertainties could increase the impact of the SunEdison Bankruptcy. Although the SunEdison Bankruptcy poses risks to our financial condition due to the potential resulting costs and diminished revenues, the Company does not rely substantially on SunEdison for funding or liquidity and believes that the Company continues to have sufficient liquidity to support its ongoing operations.

As we transition away from utilization of SunEdison for these corporate, project and other services, we face new risks associated with replacing SunEdison with new contract providers, internal systems, staff and operations.

Risks and uncertainties resulting from our existing utilization of SunEdison relate to:

•
SunEdison’s decisions during bankruptcy, including what contracts it seeks to assume, assume and assign or reject or what dispositions it chooses to make, potential opposition to such decisions from SunEdison’s creditors and other parties in interest and the requirement that the bankruptcy court approve many of SunEdison’s decisions during bankruptcy, including the assumption, assumption and assignment or rejection of contracts by SunEdison and any transactions entered into by SunEdison outside the ordinary course of business;

•	SunEdison’s ability to confirm and consummate a plan of reorganization;

•	SunEdison’s ability to maintain or obtain sufficient financing sources for its operations during the pendency of the bankruptcy or to obtain sufficient exit financing;

•
The bankruptcy court’s rulings (including rulings on issues related to our pursuit of strategic alternatives, such as a merger or sale of substantially all of our assets, or any other alternative that would require stockholder approval), which, as a result of the bankruptcy court’s equitable powers, are difficult to predict with any certainty;

•	Potential increased difficulty in retaining and motivating SunEdison’s key employees through the process of reorganization, and increased difficulty in attracting new employees;

•	The actions and decisions of SunEdison’s stakeholders, including creditors, regulators and other third parties; and

•	The resolution of intercompany claims between us and SunEdison, including avoidance actions that may be brought against us by SunEdison or stakeholders acting on its behalf.

The SunEdison Bankruptcy could result in a liquidation of SunEdison, which may, in some circumstances, have a material adverse effect on our business, results of operations and financial condition in light of our ongoing utilization of SunEdison for business and operational services and projects. A disorganized liquidation would increase the risk of a material adverse effect on our business.

We are transitioning away from our historical dependence on SunEdison for important corporate, project and other services, which involves management challenges and poses risks that may materially adversely affect our business, results of operations and financial condition.

Since the SunEdison Bankruptcy, we have been engaged in efforts to transition away from our historical dependence on SunEdison for corporate, project and other services, by seeking to identify alternative service providers and to establish and manage new relationships, as well as develop our own capabilities and resources in these areas. These efforts include creating a separate stand-alone corporate organization, including, among other things, directly hiring employees and establishing our own accounting, information technology, human resources and other critical systems and infrastructure, and also include transitioning the project-level operation and maintenance and asset management services to third party service providers. However, our efforts in this regard, although designed to mitigate risks posed by the SunEdison Bankruptcy, involve a number of new risks and challenges that may materially adversely affect our business, results of operations and financial condition.

We may be unable to replicate the corporate and project-level services provided by SunEdison, either through outsourcing or performing those services ourselves on terms or at costs similar to those provided by SunEdison or at all. The fees of substitute service providers or the costs of performing all or a portion of the services ourselves are likely to be substantially more than the fees that we would pay under the MSA, which are equal to 2.5% of the Company’s cash available for distribution to shareholders in 2016 and 2017 (not to exceed $7.0 million in 2016 or $9.0 million in 2017). In addition, in light of SunEdison’s familiarity with our assets, a substitute service provider may not be able to provide the same level of service.

We may also be unable to perform the services ourselves, through hiring employees and migrating or establishing separate systems. Implementing any changes in connection with such transition may take longer than we expect, cost more than we expect, and divert management’s attention from other aspects of our business. We may also incur substantial legal and compliance costs in many of the jurisdictions where we operate. In addition, as we have limited experience in developing our own capabilities and resources, there is no assurance that we would ultimately be successful in our efforts in each of these areas, if at all, which could result in delays or disruptions in our business and operations.

The SunEdison Bankruptcy could result in a material adverse effect on many of our projects because SunEdison is a party to a material project agreement or a guarantor thereof, or because SunEdison was the original owner of the project.

In most of our debt-financed projects, SunEdison is a party to one or more material project agreements, including asset management or O&M agreements in its capacity as our O&M provider or asset manager, or is a guarantor of the obligations of those service providers or has provided other guarantees for the benefit of the projects and/or our financing parties. Many of our project-debt financing agreements contain covenants or defaults relating to such agreements or guarantees. As a result, the SunEdison Bankruptcy has resulted in defaults under many of our project-debt financing agreements, which are generally curable. We are currently working with our project lenders and finance parties to obtain waivers and/or forbearance agreements as we seek to cure such defaults, however, no assurances can be given that such waivers and/or forbearance agreements will be obtained. Similarly, in most of our tax equity-financed projects, SunEdison is a party to one or more material project agreements, including asset management or O&M contract agreements, or is a guarantor thereof or has provided other guarantees for the benefit of the projects and/or our financing parties. Many of our tax equity financed project agreements contain provisions related to, or that could be impacted by, such agreements. As a result, the SunEdison Bankruptcy could result in adverse consequences to us under many of our tax equity-financed projects. Several of our tax-equity projects are structured as master lease arrangements, under which the SunEdison Bankruptcy may trigger termination rights of the applicable tax investors.

Such defaults in our debt-financed projects and adverse consequences to us in tax equity-financed projects, if not cured or waived, may restrict the ability of the project-level subsidiaries to make distributions to us. These defaults may also entitle the related lenders to demand repayment, or enforce their security interests, which could have a material adverse effect on our business, results of operations and financial condition. These defaults may also permit the financing parties in our master lease arrangements to terminate the applicable leases, seek damages for contractual breaches or sweep or net project cash flows to the extent of any damages they may have incurred. If we are unable to make distributions from our project-level subsidiaries, it would likely have a material adverse effect on our ability to meet corporate-level debt service obligations, as well as pay dividends to holders of our Class A common stock.

To date, we have not identified any significant PPAs that include a provision that would directly permit the offtake counterparty to terminate the agreement due to the event of the SunEdison Bankruptcy. However, to date we have identified one PPA that contains an event of default that can be triggered if the related project-level credit agreement is accelerated. This project-level credit agreement is currently in default because of (a) the SunEdison Bankruptcy, which resulted from the bankruptcy of certain project counterparties and (b) our failure to deliver project-level audited financial statements. This project is expected to provide approximately $11.2 million of project-level cash available for distribution for 2016. We are working to obtain waivers or forbearance agreements from our project level lenders to this project that would avoid triggering this default under this PPA. Although we believe these lenders will likely be incentivized to take steps to avoid defaults under this PPA given the importance of maintaining this PPA, we cannot be certain that we will be permitted to replace the debtor parties during the pendency of the SunEdison Bankruptcy.

Historically, SunEdison has provided asset management services and operation and maintenance services under project-level asset management and O&M agreements. Although SunEdison has not formally rejected these agreements, it has failed to perform under these agreements and we are in the process of transitioning away from SunEdison as our asset manager and O&M provider. Depending on the nature of our projects, we may manage the projects ourselves or outsource our asset management and/or O&M functions. We may not be able to adequately perform on the projects that we manage in house or be able to identify a qualified third-party service provider that is willing to perform such services on equal or better terms than the existing contracts or at the same or lower prices for a given scope of services. If we are unable to adequately manage the projects or secure third-party service providers, it could lead to defaults under the terms of project-level debt contracts, hedging agreements, and tax equity agreements, as well as adverse consequences for our unlevered projects. An inability to successfully manage these projects or secure third-party service providers, and the resulting defaults and other consequences, or managing them at an excessively burdensome cost or securing third-party service providers on less favorable terms or at higher costs than our existing contracts, could have a material adverse effect on our business, results of operations and financial condition. The transition process to outsourced asset management and/or O&M functions is complex and time-consuming, which may divert management’s time and attention.

SunEdison was the construction contractor or module supplier for many of our projects, and it is unlikely that we will be able to recover on any claims under those contracts or related warranties.

SunEdison served as the prime construction contractor pursuant to engineering, procurement and construction contracts with our subsidiaries for most of our renewable energy facilities acquired from SunEdison. These contracts are generally fixed price, turn-key construction contracts that include workmanship and other warranties with respect to the design and construction of the facilities that survive for a period of time after the completion of construction. These contracts or related contracts (including operation and maintenance agreements) also often include production or availability guarantees with respect to the output or availability of the facility that survive completion of construction. Moreover, we also generally obtained solar module warranties from SunEdison, including module workmanship warranties and output guarantees, for those solar facilities that we acquired from SunEdison that utilized SunEdison modules. Because of these relationships, we have existing warranty or contract claims and will likely in the future have such claims. The SunEdison Bankruptcy will likely reduce or eliminate our recoveries on claims under these agreements and warranties, which may have a material adverse effect on our business, results of operation and financial condition.

SunEdison is a party to important agreements at the corporate and project levels, which may be adversely affected by the SunEdison Bankruptcy.

As detailed in other risk factors under “Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy,” we have a number of important agreements with SunEdison at the corporate and project levels and for acquisitions, including the sponsorship arrangement. For instance, SunEdison has cash payment obligations to us under the Amended Interest Payment Agreement, which are expected to be an additional $8.0 million during the remainder of 2016 ($8.0 million was paid in the first quarter of 2016) and $16.0 million in 2017 and in conjunction with the First Wind acquisition has committed to reimburse the Company for capital expenditures and operations and maintenance and labor fees in excess of budgeted amount (not to exceed $53.9 million through 2019) for certain of its wind power plants.

The SunEdison Bankruptcy could adversely affect these agreements in a number of respects. For example, on July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement. The notice alleges that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts.  Although we do not expect SunEdison to perform under the Amended Interest Payment Agreement going forward, we intend to contest the validity of the termination notice. In addition, the protection of the automatic stay, which arises upon the commencement of a bankruptcy case, prohibits us from terminating a contract with any of the debtor entities (which includes SunEdison, Inc.) without the approval of the bankruptcy court in the SunEdison Bankruptcy. Similarly, the Bankruptcy Code invalidates certain clauses that permit a party to terminate an executory contract (a contract where both parties have performance remaining) based on the counterparty’s financial condition, insolvency or commencement of bankruptcy proceedings. Legal proceedings to obtain relief from the automatic stay, to terminate agreements or to enforce rights under agreements can be time consuming, costly and uncertain as to outcome. SunEdison may require bankruptcy court approval in order to continue performing under certain agreements. Agreements with entities that are debtors may not be enforceable until SunEdison seeks (and receives) bankruptcy court approval to assume (accept) those contracts. SunEdison has discretion on whether to seek to assume, assume and assign (in certain cases) or reject executory contracts and we do not control this decision. Approval of the bankruptcy court is required for such assumption, assumption and assignment or rejection and parties in interest have the right to object to such assumption, assumption and assignment or rejection. Although assumption, assumption and assignment or rejection generally must be of the entire agreement, SunEdison could alternatively seek to renegotiate such contracts with us. SunEdison has agreed and could agree in the future to provisions in its DIP financing that limit its ability to perform under agreements with us and that give the DIP lenders significant power over such performance.

On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the sponsorship arrangement between the Company and SunEdison, which includes the Amended Interest Payment Agreement and other corporate and project-level agreements. We expect that SunEdison and other stakeholders of SunEdison will contest the validity and amount of these claims. On December 1, 2016, the official committee of unsecured creditors of the SunEdison Bankruptcy filed an omnibus objection to the proofs of claim that we filed. Moreover, our ability to recover for breach, failure to perform or rejection of contracts (particularly for prepetition claims) is likely to be limited, and may be eliminated, depending on the recoveries generally for SunEdison’s unsecured creditors, due to competing claims with higher priority and the limited financial resources of SunEdison.

These effects of the SunEdison Bankruptcy on our agreements with SunEdison could also have a material adverse effect on our business, results of operations and financial condition.

Our audited financial statements for the year ended December 31, 2015 include a going concern explanatory note because of the risk that our assets and liabilities could be consolidated with those of SunEdison in the SunEdison Bankruptcy in addition to risks related to project-level defaults.

We believe that we have observed formalities and operating procedures to maintain our separate existence from SunEdison, that our assets and liabilities can be readily identified as distinct from those of SunEdison and that we do not rely substantially on SunEdison for funding or liquidity and will have sufficient liquidity to support our ongoing operations. Our contingency planning with respect to the SunEdison Bankruptcy has included and will include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, establishing separate human resources systems and employee retention efforts, seeking proposals for backup operation and maintenance and asset management services for our power plants from other providers and the pursuit of strategic alternatives.

However, there is a risk that an interested party in the SunEdison Bankruptcy could request that the assets and liabilities of the Company be substantively consolidated with SunEdison and that the Company and/or its assets and liabilities be included in the SunEdison Bankruptcy. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. While it has not been requested to date and we believe there is no basis for substantive consolidation in our circumstances, we cannot provide assurance that substantive consolidation will not be requested in the future or that the bankruptcy court would not consider it.

To the extent the bankruptcy court were to determine that substantive consolidation was appropriate under the facts and circumstances, then the assets and liabilities of any entity that was subject to the substantive consolidation order could be available to help satisfy the debt or contractual obligations of other entities. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. Due to the significant liabilities of SunEdison, substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy would impede our ability to satisfy our liabilities in the normal course of business and otherwise restrict our operations and capacity to function as a standalone enterprise. As a result of the foregoing, our financial statements for the year ended December 31, 2015 and the related audit report include an explanatory note regarding the Company’s ability to continue as a going concern.

We have expended and may continue to expend significant resources in connection with the SunEdison Bankruptcy.

We have expended significant resources on contingency planning and other matters resulting from the SunEdison Bankruptcy. Our additional expenses include legal fees, consultant and financial advisor fees and related expenses, and it is likely that such expenses will continue during the duration of the SunEdison Bankruptcy. We have also dedicated, and anticipate that we will continue to dedicate, significant internal resources and management time to contingency planning and to addressing the consequences of the SunEdison Bankruptcy. This could reduce the internal time and resources available for other areas of our business and substantially increase our operating expenses.

The SunEdison Bankruptcy has subjected us to increased litigation risk, including claims seeking to avoid payments SunEdison made to us or transactions that we consummated with SunEdison in the period prior to the SunEdison Bankruptcy.

The SunEdison Bankruptcy has increased the risk that we will be subject to litigation and could increase our potential exposure to litigation costs and could divert substantial time and resources of our management. In particular, there is a risk that SunEdison or creditors acting on its behalf may bring actions against us to avoid payments made to us by SunEdison or transactions that we consummated with SunEdison. On November 7, 2016, the official committee of unsecured creditors of SunEdison filed a motion requesting standing and leave to file a complaint against us (with settlement authority) with respect to such avoidance actions. In the future, SunEdison itself may pursue similar avoidance actions against us. We also face increased risks of liability and litigation to the extent that the SunEdison Bankruptcy results in SunEdison becoming unable to fulfill its contractual commitments in circumstances where the Company has a financial interest.

Additionally, because our directors’ and officers’ insurance policies through the period of July 15, 2016, including a number of policies under which SunEdison is the named insured, are shared with SunEdison and TerraForm Global, the SunEdison Bankruptcy will limit our ability to utilize such insurance to cover the liability of, and our indemnification obligations to, our directors and officers. If we are required to make indemnification payments to our officers or directors, our business, financial condition and results of operations may be negatively impacted. Subsequent to July 15, 2016, our directors' and officers' insurance policies are independent of SunEdison and TerraForm Global.

Our growth strategy has been substantially dependent on SunEdison and the SunEdison Bankruptcy has had a material adverse effect on our future growth.

Our business, including our growth strategy, has been substantially dependent on SunEdison, including its ability to obtain financing and generate sufficient cash to adequately fund its operations and on SunEdison’s ability to fund the construction and development of Call Right Projects under the Support Agreement and the Intercompany Agreement. SunEdison has breached the Support Agreement, Intercompany Agreement or other agreements with respect to the Call Rights Projects. As a result of the SunEdison Bankruptcy we no longer expect to receive any Call Rights Projects under the Support Agreement or the Intercompany Agreement. In addition, even if SunEdison were willing to satisfy some of its obligations to us under the Support Agreement, Intercompany Agreement or other agreements with respect to the Call Rights Projects, we do not expect that SunEdison would be able to fund the development and completion of projects to be transferred thereunder. As a result, our growth prospects, including our ability to grow our dividend per share, have been materially and adversely affected.

The SunEdison Bankruptcy may adversely affect our relationships with current or potential counterparties.

We have important counterparties at every level of operations, including offtakers under the PPAs, corporate and project-level lenders, suppliers and service providers. The SunEdison Bankruptcy may damage our relationship with our counterparties due to concerns about the SunEdison Bankruptcy and its impact on our business. These concerns may cause counterparties to be less willing to grant waivers or forbearances if needed for other matters and more likely to enforce contractual provisions or reduce utilization of our services (or the provision of supplies or services) where the counterparty has flexibility in volume or duration. These concerns may also cause our existing or potential new counterparties to be less likely to enter into new agreements or to demand more expensive or onerous terms, credit support, security or other conditions. Damage to our existing or potential future counterparty relationships may materially and adversely affect our business, financial condition and results of operations, including our growth strategy.

SunEdison is our controlling stockholder and exercises substantial influence over TerraForm Power; it may take actions that conflict with the interests of our other stockholders.

SunEdison beneficially owns all of our outstanding Class B common stock. Each share of our outstanding Class B common stock entitles SunEdison to 10 votes on all matters presented to our stockholders. As a result of its ownership of our Class B common stock, SunEdison possesses approximately 84.0% of the combined voting power of our stockholders even though SunEdison only owns approximately 34.5% of total shares outstanding (inclusive of Class A common stock and Class B common stock). As a result of this ownership, SunEdison has a substantial influence on our affairs and its voting power will constitute a large percentage of any quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the election of directors, the adoption of amendments to our amended and restated certificate of incorporation and bylaws and approval of mergers or sale of all or substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could depress the price per share a bidder might otherwise be willing to pay. In addition, SunEdison, for so long as it and its controlled affiliates possess a majority of the combined voting power, has the power, directly or indirectly, to appoint or remove all of our directors, including the members of our Corporate Governance and Conflicts Committee (the “Conflicts Committee”) and all of our executive officers. SunEdison also has a right to specifically designate up to two directors to our Board until such time as SunEdison and its controlled affiliates cease to own shares representing a majority voting power in us. On November 20, 2015, SunEdison designated two directors to our board. SunEdison has the right to remove and replace these directors at any time and for any reason. SunEdison may take actions that conflict with the interests of our other stockholders (including holders of our Class A common stock).

In connection with the SunEdison Bankruptcy, SunEdison has received final approval from the bankruptcy court for its DIP financing and related credit agreement. We expect SunEdison's DIP lenders will have significant influence over SunEdison’s interactions with us during the SunEdison Bankruptcy due to the covenants in the DIP credit agreement, although we expect SunEdison to act as a fiduciary for all of its stakeholders, including unsecured creditors. The DIP credit agreement also gives substantial authority, on behalf of management of SunEdison, over the restructuring and the relationship between SunEdison and us to the chief restructuring officer of SunEdison, who has been appointed the chief executive officer of SunEdison. In connection with the SunEdison Bankruptcy, SunEdison will also be required to seek approval of the bankruptcy court prior to engaging in activities or transactions outside of the ordinary course of business, which activities or transactions could be challenged by parties in interest, including SunEdison's unsecured creditors. The covenants in the DIP credit agreement, the interests of other SunEdison stakeholders, or developments in the bankruptcy may lead SunEdison to take actions that conflict with the interests of our Class A common stock.

Our organizational and ownership structure may create significant conflicts of interest that may be resolved in a manner that is not in our best interests or the best interests of holders of our Class A common stock and that may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and holders of our Class A common stock, on the one hand, and SunEdison, on the other hand. Historically, the personnel that manage our operations (other than our Chairman and Interim Chief Executive Officer, Peter Blackmore, our Chief Operating Officer, Tom Studebaker, and our Interim Chief Accounting Officer, David Rawden) have been employees of SunEdison and their services have been provided to the Company under the MSA or project-level asset management, and Operation and Maintenance("O&M") services agreements. SunEdison is a related party under the applicable securities laws governing related party transactions and may have interests which differ from our interests or those of holders of our Class A common stock, including with respect to the types of acquisitions made, the timing and amount of dividends by TerraForm Power, the reinvestment of returns generated by our operations, the use of leverage when making acquisitions and the appointment of outside advisers and service providers. We have a Conflicts Committee to assist us in addressing conflicts of interest as they arise. SunEdison, for so long as it and its controlled affiliates possess a majority of our combined voting power, has the power, directly or indirectly, to appoint or remove all of our directors and committee members, including the members of our Conflicts Committee, and our executive officers. These powers have affected and may in the future affect the functioning of our Conflicts Committee. On November 20, 2015, the members of our Conflicts Committee were removed by the Board from that committee and two of the three members subsequently resigned from our Board. In their resignation letters, these two independent directors stated that they did not believe they would be able to protect the interests of the shareholders going forward, and therefore resigned. In addition, contemporaneously, our Chief Executive Officer was removed as an officer and director and our Chief Financial Officer was removed as an officer. Our next Chief Executive Officer, who resigned on March 30, 2016, served as both the Chief Financial Officer of SunEdison and as the Chief Executive Officer of TerraForm Global, which may have created conflicts of interest during this period. These management changes have resulted in considerable negative publicity. While certain of our officers and all of our non-officer employees provide services exclusively to the Company, our Interim Chief Executive Officer, Peter Blackmore, our Executive Vice President and Chief Financial Officer, Rebecca Cranna, our Chief Operating Officer, Tom Studebaker, and our Interim Chief Accounting Officer, David Rawden, continue to serve in the same functions for TerraForm Global for the time being.

On June 1, 2016, the Company adopted an amendment to the Terra LLC Agreement creating an LLC Conflicts Committee, which is granted the exclusive power to exercise all of its rights, powers and authority as the sole managing member of Terra LLC to manage and control the business and affairs of Terra LLC and its controlled affiliates relating to or involving SunEdison and any of its affiliates (other than the Company and its controlled affiliates) until the first annual meeting of the Company’s stockholders after December 31, 2016. There is a risk that this delegation will be revoked, or that the members of the LLC Conflicts Committee will be removed, each of which are permissible by a written instrument signed by the Company, acting in its capacity as managing member of Terra LLC, with either (i) the written consent of a majority of the LLC Conflicts Committee members then in office, or (ii) the prior approval of the holders (other than, directly or indirectly, SunEdison or its affiliates) of a majority of the outstanding shares of Class A common stock.

Any material transaction between us and SunEdison (including the waiver of rights with respect to the Call Right Projects and any ROFO Projects, any transactions that potentially could arise out of our exploration of strategic alternatives, and any settlements of claims in connection with the SunEdison Bankruptcy case) are subject to our related party transaction policy, which will require prior approval of such transaction by our Conflicts Committee. There are inherent limitations in the ability of our Conflicts Committee to help us manage conflicts of interest or perceived conflicts of interest and the various measures we have taken to address conflicts of interest, including our Conflicts Committee and our related party transaction approval policy, have not prevented shareholders from instituting shareholder derivative claims related to conflicts of interest. Regardless of the merits of these claims, we may be required to expend significant management time and financial resources in the defense of these proceedings. Additionally, to the extent we fail to appropriately deal with conflicts of interest, or are perceived to have failed to deal appropriately with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our organizational and ownership structure is complex and has been, and continues to be, subject to increased scrutiny and negative publicity, particularly relating to changes in our senior management and board of directors, which may have a material adverse effect on, among other things, the value of our securities and our ability to conduct our business, as well as subject us to increased litigation risk.

Our organizational and ownership structure is complex and has recently been subject to increased scrutiny, including inquiries from our stakeholders, litigation from activist shareholders and negative publicity. In particular, there has been considerable negative publicity in the media relating to the resignations and removals of certain members of our Board, including members of our Conflicts Committee, as well as the replacement of our Chief Executive Officer and Chief Financial Officer in November 2015. Negative publicity has also included allegations of breaches of fiduciary duty by our Board and our executive officers, perceived conflicts of interest among us, our executive officers and our affiliates and criticism of our and our affiliates’ business strategies. Our reputation may be closely related to that of SunEdison, and the reputation and public image of SunEdison has suffered as a result of its financial condition and the SunEdison Bankruptcy. Such negative publicity may materially adversely impact our business in a number of ways, including, among other things:

•	causing the trading value of our outstanding securities to diminish;

•	damaging our reputation and adversely affecting the willingness of counterparties to do business with us, including obtaining consents and approvals from counterparties;

•	subjecting us and our affiliates to increased risks of future litigation or affecting the course of our current litigation;

•
disrupting our ability to execute our and our affiliates’ business plans, including in respect of potential transactions with our affiliates, and potentially reducing our cash available for distribution; and

•	limiting our ability to raise capital and refinance existing obligations.

SunEdison has pledged the shares of Class B common stock, Class B units and IDRs that it owns to its lenders under its credit facilities. If the lenders foreclose on these shares, the market price of our shares of Class A common stock could be materially adversely affected.

SunEdison has pledged all of the shares of Class B common stock, and a corresponding amount of the Class B units of Terra LLC, as well as our IDRs, that SunEdison owns to SunEdison’s lenders as security under its DIP financing and its first and second lien credit facilities and outstanding second lien secured notes. Foreclosure by the lenders under the first and second lien credit facilities and outstanding second lien secured notes likely will be stayed during the pendency of the SunEdison Bankruptcy. However, if SunEdison breaches certain covenants and obligations in its DIP financing, an event of default or maturity of the DIP financing could result and the lenders could exercise their right to accelerate all the debt under the DIP financing and foreclose on the pledged shares, units and IDRs. In addition, in the course of exploring restructuring alternatives in the SunEdison Bankruptcy, SunEdison could seek to sell all or a portion of its shares of Class B common stock and Class B units or IDRs. Foreclosures or transfers are subject to certain limitations in our governing documents, including that SunEdison (together with its controlled affiliates) must continue to own a number of Class B units equal to 25% of the units held by SunEdison upon completion of our IPO until the earlier of (i) three years from the completion of the IPO and (ii) the date that Terra LLC has made cash distributions in excess of the Third Target Distribution (as defined in Terra LLC’s amended and restated operation agreement) for four quarters (“Class B Share Lock Up”). However, such limitations may not be enforceable against foreclosures or transfers occurring in connection with the SunEdison Bankruptcy, including foreclosures by the lenders under SunEdison’s DIP financing.

Any future sale of the shares of Class A common stock received that have been converted from Class B common stock upon foreclosure of the pledged securities or upon the sale or other disposition of SunEdison’s Class B common stock could cause the market price of our Class A common stock to decline. SunEdison, through wholly owned subsidiaries, owns 48,202,310 Class B units of Terra LLC, which are exchangeable (together with shares of our Class B common stock) for shares of our Class A common stock, subject to certain conditions. Moreover, subject to the Class B Share Lock Up and certain other restrictions, we may have limited ability to consent to or otherwise influence or control the ultimate purchaser or purchasers of the Class A common stock sold by SunEdison. A foreclosure on or sale of the shares of our Class B common stock and of Class B units of Terra LLC’s units held by SunEdison may result in a change of control. Among other potential implications, a change of control that results in a subsequent holder or holders of our stock gaining control of the Company without the consent of our Revolver lenders would constitute an event of default under our Revolver and would require Terra Operating to offer to repurchase its Senior Notes due 2023 and its Senior Notes due 2025 at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. In addition, if such foreclosure or sale resulted in a subsequent holder or holders holding more than 33.33% but less than 50% of voting power of the Company, Terra Operating would be required (i) to offer to repurchase the Senior Notes due 2023 and the Senior Notes due 2025 at 101% of the aggregate principal amount of the Senior Notes due 2023 or Senior Notes due 2025 repurchased or (ii) to deliver a notice to the holders of such notes permanently increasing the interest rate on Senior Notes due 2023 and the Senior Notes due 2025, as applicable, by 1.00%. Any such change of control could have a material adverse effect on our business, financial condition, results of operation and cash flows.

A sale of SunEdison or a sale of SunEdison’s ownership interest in us, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

SunEdison could sell or transfer all or a portion of its ownership interests in us to an unaffiliated third party, including in a merger or consolidation or in a transfer of all or substantially all of its assets, and such sales or transfers may occur during the SunEdison Bankruptcy subject to the approval of the bankruptcy court. Previously, in connection with the extinguishment of certain of its outstanding indebtedness, SunEdison has sold a portion of its ownership of the Company’s Class B shares, which upon transfer were converted into Class A shares of the Company, and could sell additional shares in the future in order to reduce indebtedness or raise capital, or in connection with its reorganization or liquidation in bankruptcy. If a new owner were to acquire ownership of SunEdison or acquire ownership of SunEdison’s ownership interests in us, including in connection with the reorganization or liquidation of SunEdison in bankruptcy, and appoint new directors or officers of its own choosing, the new owner would be able to exercise substantial influence over our policies and procedures and exercise substantial influence over our management and the types of acquisitions we make. Such changes could result in our capital being used to make acquisitions that are substantially different from our targeted acquisitions and otherwise effect a significant change in our current business strategy. Additionally, we cannot predict with any certainty the effect that any transfer of ownership would have on the trading price of our Class A common stock or our ability to raise capital or make investments in the future, because such matters would depend to a large extent on the identity of the new owner and the new owner’s intentions with regard to us. Subject to the Class B Share Lock Up and certain other restrictions, we may have limited ability to consent to or otherwise influence or control the ultimate purchaser or purchasers of the Class A common stock sold by SunEdison. The enforceability of such restrictions is described above in the risk factor “SunEdison has pledged the shares of Class B common stock that it owns to its lenders under its credit facilities. If the lenders foreclose on these shares, the market price of our shares of Class A common stock could be materially adversely affected.”

Such changes could also result in further breach or termination of any agreements under which SunEdison provides operation and maintenance or asset management services to us. The risks of such breach and termination are described above under Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy. A change of control that results in a subsequent holder or holders of our stock gaining control of the Company without the consent of our Revolver lenders would also constitute an event of default under our Revolver and would require Terra Operating to offer to repurchase its Senior Notes due 2023 and our Senior Notes due 2025 at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. SunEdison can enter into these transactions without needing the approval of our Class A common stockholders, but sales or transfers of SunEdison’s ownership interests are subject to certain restrictions under our governing documents, including the Class B Share Lock Up.

Any such change of control may have a material adverse effect on our business, financial condition, results of operation and cash flows.

Certain of our PPAs and non-recourse financing arrangements include provisions that would permit the counterparty to terminate the contract or accelerate maturity in the event SunEdison ceases, directly or indirectly, to control or own a certain percentage of our company.

A limited number of our PPAs and certain of our non-recourse financing arrangements may contain change in control provisions that in certain circumstances provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control related to SunEdison without the counterparty’s consent. These provisions are triggered in the event SunEdison ceases to own, directly or indirectly, capital stock representing more than 50% of the voting power, which is equal to an approximately 9% economic interest ownership, of all of our capital stock outstanding on such date and in certain circumstances the transferee of such control does not meet certain qualifying requirements. As a result, if SunEdison ceases to control us whether as a result of a sale, foreclosure, reorganization, restructuring or other similar circumstance, in connection with the SunEdison Bankruptcy or otherwise, if appropriate consents or waivers are not obtained, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. SunEdison could enter into a transaction that could result in the triggering of a change of control, including a sale of SunEdison’s entire ownership position in us, without a vote of our Class A common stockholders. The termination of any of our PPAs or the acceleration of the maturity of any of our non-recourse financing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The holder or holders of our IDRs may elect to cause Terra LLC to issue Class B1 units to it or them in connection with a resetting of target distribution levels related to the IDRs, without the approval of our Conflicts Committee or the holders of Terra LLC’s units, us as manager of Terra LLC, or our board of directors (or any committee thereof). This could result in lower distributions to holders of our Class A common stock.

The holder or holders of a majority of the IDRs (currently SunEdison through one or more wholly owned subsidiaries) have the right, if the Subordination Period has expired and if we have made cash distributions in excess of the then-applicable Third Target Distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on Terra LLC’s cash distribution levels at the time of the exercise of the reset election. The right to reset the target distribution levels may be exercised without the approval of the holders of Terra LLC’s units, us, as manager of Terra LLC, or our Board (or any committee thereof). Following a reset election, a baseline distribution amount will be calculated as an amount equal to the average cash distribution per Class A unit, Class B1 unit and Class B unit for the two consecutive fiscal quarters immediately preceding the reset election (such amount is referred to as the “Reset Minimum Quarterly Distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the Reset Minimum Quarterly Distribution.

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

We anticipate that SunEdison (or any subsequent holder of the IDRs) would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions without such conversion. However, it is possible that SunEdison (or another holder) could exercise this reset election at a time when Terra LLC is experiencing declines in aggregate cash distributions or is expected to experience declines in its aggregate cash distributions. In such situations, the holder of the IDRs may desire to be issued Class B1 units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause the Company (which holds all of Terra LLC’s Class A units), and, in turn, holders of our Class A common stock to experience a reduction in the amount of cash distributions that they would have otherwise received had Terra LLC not issued new Class B1 units to the holders of the IDRs in connection with resetting the target distribution levels.

The IDRs may be transferred to an unaffiliated third party without the consent of holders of Terra LLC’s units, us, as manager of Terra LLC, or the consent of our board of directors (or any committee thereof).

SunEdison may not sell, transfer, exchange, pledge (other than as collateral under its credit facilities) or otherwise dispose of the IDRs to any unaffiliated third party (other than its controlled affiliates) until after it has satisfied its $175.0 million aggregate Projected FTM CAFD commitment to us in accordance with the Support Agreement, and during the pendency of the SunEdison Bankruptcy, subject to the approval of the bankruptcy court. SunEdison has pledged the IDRs as collateral under its DIP facility and its existing first and second lien credit agreements, and second lien secured notes but our constituent documents prohibit transfer of the IDRs upon foreclosure until after SunEdison has satisfied its Projected FTM CAFD commitment to us. These prohibitions may not be enforceable against foreclosures occurring in connection with the SunEdison Bankruptcy, including foreclosures by the lenders under SunEdison’s DIP financing. After that period, SunEdison may transfer the IDRs to an unaffiliated third party at any time without the consent of the holders of Terra LLC’s units, us, as manager of Terra LLC, or our Board (or any committee thereof). However, Terra LLC has been granted in the Terra LLC limited liability company agreement a right of first refusal with respect to any proposed sale of IDRs to an unaffiliated third party (other than its controlled affiliates), under which we may exercise to purchase the IDRs proposed to be sold on the same terms offered to such third party at any time within 30 days after we receive written notice of the proposed sale and its terms. This right of first refusal may not be enforceable with respect to sales occurring in connection with the SunEdison Bankruptcy. If SunEdison transfers the IDRs to an unaffiliated third party, including as part of the SunEdison Bankruptcy process, SunEdison would not have the same incentive to grow our business and increase quarterly distributions to holders of Class A common stock over time.

If we incur material tax liabilities, distributions to holders of our Class A common stock may be reduced without any corresponding reduction in the amount of distributions paid to SunEdison or other holders of the IDRs, Class B units and Class B1 units.

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

Our ability to terminate the MSA early may be limited.

The MSA provides that we may terminate the agreement upon 30 days prior written notice to SunEdison upon the occurrence of any of the following: (i) SunEdison defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to us and the default continues unremedied for a period of

30 days after written notice thereof is given to SunEdison; (ii) SunEdison engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to us; (iii) SunEdison is grossly negligent in the performance of its duties under the agreement and such negligence results in material harm to us; (iv) upon the happening of certain events relating to the bankruptcy or insolvency of SunEdison; (v) upon the earlier to occur of the five-year anniversary of the date of the agreement and the end of any 12-month period ending on the last day of a calendar quarter during which we generated cash available for distribution in excess of $350.0 million; (vi) on such date as SunEdison and its affiliates no longer beneficially hold more than 50% of the voting power of our capital stock; and (vii) upon the date that SunEdison experiences a change in control. Furthermore, if we request an amendment to the scope of services provided by SunEdison under the MSA and we are not able to agree with SunEdison as to a change to the service fee resulting from a change in the scope of services within 180 days of the request, we will be able to terminate the agreement upon 30 days’ prior notice to SunEdison.

We will not be able to terminate the agreement for any other reason, and the agreement continues in perpetuity until terminated in accordance with its terms. SunEdison has breached its obligations under the MSA, in particular with respect to financial reporting and internal control matters. However, the termination provisions upon a bankruptcy or insolvency of SunEdison are likely not enforceable, and during the pendency of the SunEdison Bankruptcy, the automatic stay may prevent us from terminating the agreement in accordance with its terms without authorization from the bankruptcy court. The MSA also includes non-compete provisions that prohibit us from engaging in certain activities competitive with SunEdison’s power project development and construction business. The agreement provides that these non-compete provisions survive termination indefinitely. If SunEdison's performance does not meet the expectations of investors, the market price of our Class A common stock could suffer.

As described under the risk factor “SunEdison is a party to important agreements at the corporate and project levels, which may be adversely affected by the SunEdison Bankruptcy,” as part of the SunEdison Bankruptcy, SunEdison could also seek to reject or renegotiate the Management Services Agreement and any new terms or replacement agreement could be materially less favorable.

We do not expect that we will be able to obtain additional Call Right Projects identified in the Support Agreement or projects in the Intercompany Agreement.

We entered into the Support Agreement with SunEdison in connection with our IPO, which requires SunEdison to offer us additional qualifying projects from its development pipeline that are projected to generate an aggregate of at least $175.0 million of cash available for distribution during the first 12 months following the qualifying project’s respective commercial operations date.

In light of the SunEdison Bankruptcy, we do not expect that we will be able to acquire from SunEdison any of the Call Right Projects or ROFO Projects under the Support Agreement and Intercompany Agreement and add such projects to our operating fleet. SunEdison may seek to reject the Support Agreement, Intercompany Agreement or other agreements with respect to the Call Rights Projects or ROFO Projects or may be limited in its ability to perform under the Support Agreement by the bankruptcy court or by the terms of the SunEdison bankruptcy financing. As our long-term growth strategy is the acquisition of new renewable energy facilities, losing our ability to acquire Call Right Projects (or delays or the reduced quality of Call Right Projects) could materially and adversely affect our growth and, ultimately, our forecasted cash available for distribution, business, financial condition and results of operations.

The liability of SunEdison is limited under our arrangements with it and we have agreed to indemnify SunEdison against claims that it may face in connection with such arrangements, which may lead it to assume greater risks when making decisions relating to us than it otherwise would if acting solely for its own account.

Under the MSA, SunEdison will not assume any responsibility other than to provide or arrange for the provision of the services described in the MSA in good faith. In addition, under the MSA, the liability of SunEdison and its affiliates will be limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, we have agreed to indemnify SunEdison to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with our operations, investments and activities or in respect of or arising from the MSA or the services provided by SunEdison, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in SunEdison tolerating greater risks when making decisions than otherwise would be the case. The indemnification arrangements in favor of SunEdison may also give rise to legal claims by SunEdison for indemnification from us that are adverse to us or holders of our Class A common stock.

We may have conflicts of interest with TerraForm Global.

Actual, perceived and potential conflicts of interest may arise between us and TerraForm Global in a number of areas arising from, among other sources, current and potential shared systems, assets and services and common business opportunities, and may receive increased scrutiny as a result of overlaps among members of our management teams and boards of directors as well as the controlling interests in both companies of SunEdison.

Until recently we and TerraForm Global generally had common boards of directors, and historically we and TerraForm Global shared common management with limited exceptions, principally as a result of the control of both companies by SunEdison. Seven of the 10 members of our Board currently serve on the 9-person board of directors of TerraForm Global. Currently the members of our Corporate Governance and Conflicts Committee and our Audit Committee also serve in the same capacities on the same committees of TerraForm Global. In addition, some of our executive officers serve as executive officers of TerraForm Global, including Peter Blackmore, our and TerraForm Global’s Chairman and Interim Chief Executive Officer, and Rebecca Cranna, our and TerraForm Global’s Chief Financial Officer. Our directors and executive officers that overlap with those of TerraForm Global owe fiduciary duties to both companies.

Although conflicts between TerraForm Global and us were not expected to be significant when the companies were formed, as a result of various developments, including the SunEdison Bankruptcy, we now expect that we will be presented with business decisions, including decisions regarding business opportunities, that will involve material interests of both companies. These decisions may relate to (i) business transactions in which both companies may have an interest, including the sharing of joint resources and service providers between the companies, (ii) the exploration of strategic alternatives that may involve both companies, (iii) the prosecution and settlement of the companies’ claims against SunEdison and other third parties, and (iv) other actions we may take or not take in connection with the SunEdison Bankruptcy. In such circumstances the allocations of expected costs and benefits between us and TerraForm Global will necessarily give rise to conflicts. Due to the overlapping nature of the management and boards of directors of the Company and TerraForm Global, effectively managing these actual, perceived and potential conflicts will require substantial attention, and we can provide no assurance that we will identify all relevant actual, perceived or potential conflicts or adequately address such conflicts. Further, while we will endeavor to appropriately identify and manage such conflicts, the Company, as well as its directors and executive officers, will be subject to increased risk of conflict of interest claims.

In addition, certain of our directors and executive officers own stock, options or restricted stock units in both companies, and these ownership interests could create actual, perceived or potential conflicts of interest when our common directors and officers are faced with decisions that could have different implications for us and TerraForm Global.

Risks Related to our Business

Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.

Prior to completion of our IPO on July 23, 2014, we had not operated as a public company and did not have to independently comply with Section 404(a) of the Sarbanes-Oxley Act. We are required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2015, and our management is required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, as we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm is required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weaknesses and management may not be able to remediate any such material weaknesses in a timely manner.

As of December 31, 2015, we did not maintain an effective control environment attributable to certain identified material weaknesses. Refer to Item 9A. Controls and Procedures for discussion regarding these material weaknesses.

These control deficiencies did not result in any material misstatements, however they create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2015. We are working to remediate these issues as promptly as practicable.

The existence of these or other material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

Current market conditions have increased certain of the risks we face, including risks that are particular to the Company.

Conditions in the capital markets for growth, income and energy companies, including renewable energy companies, generally declined in the third and fourth quarters of 2015. We have been affected by this general decline as well as limitations on our ability to access the capital markets for reasons that are particular to the Company, including the SunEdison Bankruptcy and other risks that we face. In some cases, these developments have affected the plans and perspectives of various market participants, including operating entities, consumers and financing providers, and have contributed to increased uncertainty and heightened some of the risks we face that are particular to the Company. While we remain focused on executing our near term objectives, we will continue to monitor market developments and consider further adjustments to our plans and priorities if required, which could result in further significant changes to our business strategy. As a result of the negative impact on our business from these developments, we no longer expect to achieve the growth rate in our dividend per Class A common share that we had been targeting.

Risks that have increased as a result of these developments include, but are not limited to, risks related to access to capital and liquidity and risks related to the performance and prospects of third parties, including SunEdison as described under “Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy,” which may reduce our ability to access the capital markets. Additionally, and as described above, in light of current market conditions, we have terminated certain of our commitments to acquire assets from SunEdison and waived our option to purchase certain assets from SunEdison.

Furthermore, any significant disruption to our ability to access the capital markets, or a significant increase in interest rates, could make it difficult for us to successfully acquire attractive renewable energy facilities and may also limit our ability to obtain debt or equity financing to complete such acquisitions. If we are unable to raise adequate proceeds when needed to fund such acquisitions, the ability to grow our renewable energy facility portfolio may be limited, which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our projected cash available for distribution, business, financial condition, results of operations and cash flows.

We are involved in costly and time-consuming litigation and other regulatory proceedings, including the SunEdison Bankruptcy proceedings, which require significant attention from our management and involve a greater exposure to legal liability.

We have and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business, including due to failed or terminated transactions. In addition, we are named as defendants from time to time in other lawsuits and regulatory actions relating to our business, some of which may claim significant damages. SunEdison’s controlling interests in TerraForm Power and the position of certain of our executive officers on the board of directors and in senior management of TerraForm Power have resulted in, and may increase the possibility of future claims of breaches of fiduciary duties including claims of conflicts of interest related to TerraForm Power. In particular, SunEdison, TerraForm Power and certain officers and directors of TerraForm Power have been named as defendants in certain stockholder derivative complaints for breaches of fiduciary duties and claims of conflicts of interest related to SunEdison’s then-pending acquisition of certain residential rooftop solar assets of Vivint Solar. The remedies sought include damages. Although the Vivint Solar acquisition has been terminated and a settlement hearing has been scheduled, the settlement may not be approved by the court and these proceedings may continue. We have also been subject to claims arising out of our acquisition activities with respect to the certain payments in connection with the acquisition of First Wind by SunEdison. We also may be subject to litigation arising out of the SunEdison Bankruptcy, including actions to avoid payments made to us by SunEdison or transactions that we consummated with SunEdison including transactions relating to our initial public offering and the acquisition by us of renewable energy projects from SunEdison. For more information regarding our outstanding legal proceedings and related matters, see Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. Unfavorable outcomes or developments relating to these proceedings, or new proceeding involving similar allegations or otherwise, such as monetary damages or equitable remedies, could have a material adverse impact on our business and financial position, results of operations or cash flows or limit our ability to engage in certain of our business activities. Settlement of claims could adversely affect our financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are often expensive, lengthy and disruptive to normal business operations and require significant attention from our management. We are currently, and may be subject in the future, to claims, lawsuits or arbitration proceedings related to matters in tort or under contracts, employment matters, securities class action lawsuits, shareholder derivative actions, breaches of fiduciary duty, conflicts of interest, tax authority examinations or other lawsuits, regulatory actions or government inquiries and investigations.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of such securities litigation (see Note 18. Commitments and Contingencies to our consolidated financial statements) and we may become the target of additional securities litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could have a material adverse effect on our business.

Current or future litigation or administrative proceedings relating to the operation of our renewable energy facilities could have a material adverse effect on our business, financial condition and results of operations.

We have and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation relating to the operation of our renewable energy facilities that arises in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy facility. A renewable energy facility may also be subject to legal proceedings or claims contesting the operation of the facility. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. Settlement of claims could adversely affect our financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are often expensive, lengthy and disruptive to normal business operations and require significant attention from our management. As described in the risk factor “The SunEdison Bankruptcy has subjected us to increased litigation risk,” the SunEdison bankruptcy also increases our risks in certain of these proceedings and in future litigation.

There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.
On September 19, 2016, we announced that, at the recommendation of our Corporate Governance and Conflicts Committee, our Board of Directors has initiated a process to explore and evaluate potential strategic alternatives to maximize stockholder value, including a merger or sale of our entire business. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction or that there will be a formal cessation of the process. Even if a deal is reached, there is the risk that we would not obtain necessary third-party approvals and overcome other obstacles to closing, including government and regulatory approvals and, to the extent required, consents from our lenders under the Revolver.
In addition, this process will involve the dedication of significant resources and the incurrence of significant costs and expenses. Certain strategic alternatives for us may require stockholder approval. Since SunEdison is operating under Chapter 11 bankruptcy protection, many decisions made by SunEdison, such as how to vote its shares in TerraForm Power to approve a merger or sale of substantially all of TerraForm Power’s assets, may require the approval of the U.S. Bankruptcy Court for the Southern District of New York. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in the disruption of our business; diversion of significant resources of our management and staff; difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel; difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions; disruption of our relationships with customers, business partners and service providers; inability to respond effectively to competitive pressures, industry developments and future opportunities; and increased stock price volatility.
If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results and financial condition. In addition, the market price of our stock may be volatile as we consider strategic alternatives, and volatility may persist or be increased if and when a decision to pursue a particular alternative (or no alternative) is announced.
Furthermore, even if this process results in the pursuit of any proposed strategic transaction, there is no assurance that such strategic transaction will be consummated. We may be unable to obtain any regulatory or third-party approvals or consents (including any applicable approvals or consents related to our projects) that may be required to complete such strategic transaction, and we may be unable to satisfy other closing conditions for such strategic transaction, in the anticipated timeframe or at all. Any condition, to the extent imposed, for obtaining any necessary approvals or consents could delay the completion of such strategic transaction for a significant period of time or prevent it from occurring at all.  Our failure to complete such strategic transaction could materially adversely affect our business and prospects.
The removal of our President and Chief Executive Officer, the appointment of our Chairman and Interim Chief Executive Officer, the search for, and any appointment of, a permanent President and Chief Executive Officer and board and management changes could have a material adverse impact on our business.

Since November 2015, as a result of personnel decisions by SunEdison, the SunEdison Bankruptcy and related developments, we have experienced a series of significant changes in the Board and our senior management, including, among other things, the removal of our President and Chief Executive Officer, the appointment of our Chairman and Interim Chief Executive Officer, the removal and appointment of our Chief Financial Officer and a substantial change in the composition of the Board. For additional information, see “Recent Developments - Governance and management changes” within Item 1. Business.

As a result of these changes, we have experienced, and may continue to experience, disruption or difficulty in maintaining or developing our business. Further, any search for, and hiring of, a permanent chief executive officer may also cause disruption or result in difficulty in maintaining or developing our business. The marketplace for experienced senior executive officers is competitive and we may experience challenges and significant expenses in hiring a permanent chief executive officer. Our performance is influenced by the performance of our senior management. These changes in management could adversely affect our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

In addition, as a significant number of the members of the Board and our senior management have served in such capacity for only a short time, we face the risks that they may have limited familiarity with our business and operations, lack experience in communicating effectively within the management team and with our other staff or lack an established track record in managing and executing our business strategy. Although we endeavor to implement any director and management transition in as non-disruptive a manner as possible, leadership changes can be inherently difficult to manage and may cause significant disruption to our business and give rise to uncertainty among our customers, business partners, service providers, staff, investors and other third parties concerning our future direction and performance. This could, in turn, impair our ability to execute our business strategy successfully and adversely affect our business and results of operations.

Integrating the Invenergy Wind power plants we acquired may be more difficult, costly or time-consuming than expected, the anticipated benefits of the Invenergy Wind power plant acquisition may not be realized and additional acquisitions of Invenergy Wind power plants may not be completed.

The success of the Invenergy Wind power plant acquisitions, including anticipated benefits, will depend, in part, on our ability to successfully integrate the assets we acquired or acquire with our existing operations. Any difficulties we have in integrating the Invenergy Wind power plants could materially and adversely affect our business, financial condition, results of operations and cash flows.

Additionally, at the time the Company entered into the purchase agreements for the other Invenergy Wind power plants, the Company agreed to acquire in a second closing two additional wind facilities from Invenergy Wind subject to satisfaction of closing conditions. The facilities have a combined nameplate capacity of 98.6 MW (net), are located in Nebraska and are currently in operation. The second closing has not occurred and the purchase agreement contained a July 1, 2016 outside date. This commitment expired on July 1, 2016. As a result, while the purchase agreement remains in force, Invenergy Wind and the Company now have the right to terminate the purchase agreement with respect to these two additional facilities at any time and may determine not to consummate the acquisition. If the purchase agreement is terminated by either party, the Company will not purchase these facilities.

A significant portion of our assets consists of intangible assets, the value of which may be reduced if we determine that those assets are impaired.

Intangible assets and goodwill are evaluated for impairment annually or more frequently if circumstances indicate impairment may have occurred. Impairment assessment requires that we consider, among other factors, differences between the current book value and estimated fair value of our net assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired. As of December 31, 2015, the net carrying value of intangible assets and goodwill represented $1,302.0 million, or 16%, of our total assets.

Based on our annual impairment testing conducted as of December 1, 2015, and a review of any potential indicators of impairment, we concluded that the carrying value of intangible assets and goodwill were not impaired. If intangible assets or goodwill are impaired based on a future impairment test, we could be required to record non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized.

Counterparties to our PPAs may not fulfill their obligations or may seek to terminate the PPA early, which could result in a material adverse impact on our business, financial condition, results of operations and cash flows.

All but a minor portion of the electricity generated by our current portfolio of renewable energy facilities is sold under long-term PPAs, including power purchase agreements with public utilities or commercial, industrial or government end-users or hedge agreements with investment banks and creditworthy counterparties. Certain of the PPAs associated with renewable energy facilities in our portfolio allow the offtake purchaser to terminate the PPA in the event certain operating thresholds or performance measures are not achieved within specified time periods or, in certain instances, by payment of an early termination fee. If a PPA was terminated or if, for any reason, any purchaser of power under these contracts is unable or unwilling to fulfill their related contractual obligations or refuses to accept delivery of power delivered thereunder, and if we are unable to enter a new PPA on acceptable terms in a timely fashion or at all, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. The risks factors “The SunEdison Bankruptcy may adversely affect our relationships with current or potential counterparties” and “Because SunEdison is a party to a material project agreement or a guarantor thereof, the SunEdison Bankruptcy may result in a material adverse effect on many of our projects” describe additional risks with respect to our counterparty relationships and PPAs due to the SunEdison Bankruptcy.

A portion of the revenues under the PPAs for our U.K. solar generation facilities are subject to price adjustments after a period of time. If we do not sell these facilities and if the market price of electricity decreases and we are otherwise unable to negotiate more favorable pricing terms, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

The PPAs for the U.K. solar generation facilities in our portfolio have fixed electricity prices for a specified period of time (typically four years), after which such electricity prices are subject to an adjustment based on the market price at the time of the adjustment. While the PPAs with price adjustments specify a minimum price, the minimum price is significantly below the initial fixed price. A decrease in the market price of electricity, including due to lower prices for traditional fossil fuels, could result in a decrease in the pricing under such contracts if the fixed-price period has expired, unless we are able to negotiate more favorable pricing terms. If we do not sell these facilities as we are currently exploring, a decrease in the price payable to us under our PPAs could materially and adversely affect our business, financial condition, results of operations and cash flows.

Certain of our PPAs allow the offtake purchaser to buy out a portion of the renewable energy facility upon the occurrence of certain events, in which case we will need to find suitable replacement renewable energy facilities to invest in.

Certain of the PPAs for renewable energy facilities in our portfolio or that we may acquire in the future allow the offtake purchaser to purchase all or a portion of the applicable renewable energy facility from us. If the offtake purchaser exercises its right to purchase all or a portion of the renewable energy facility, we would need to reinvest the proceeds from the sale in one or more renewable energy facilities with similar economic attributes in order to maintain our cash available for distribution. If we were unable to locate and acquire suitable replacement renewable energy facilities in a timely fashion it could have a material adverse effect on our results of operations and cash available for distribution.

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

Decreases in the retail prices of electricity supplied by utilities or other clean energy sources would harm our ability to offer competitive pricing and could harm our ability to sign PPAs with new customers. The price of electricity from utilities could decrease for a number of reasons, including:

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

A shift in the timing of peak rates for utility-supplied electricity to a time of day when solar energy generation is less efficient could make solar energy less competitive and reduce demand. If the retail price of energy available from utilities were to decrease, we would be at a competitive disadvantage in negotiating new PPAs and therefore we may be unable to attract new customers and our growth would be limited.

We may not be able to replace expiring PPAs with contracts on similar terms. If we are unable to replace an expired distributed generation PPA with an acceptable new contract, we may be required to remove the renewable energy facility from the site or, alternatively, we may sell the assets to the site host.

We may not be able to replace an expiring PPA with a contract on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. If we are unable to replace an expiring PPA with an acceptable new revenue contract, the affected site may temporarily or permanently cease operations. In the case of a distributed generation solar facility that ceases operations, the PPA terms generally require that we remove the assets, including fixing or reimbursing the site owner for any damages caused by the assets or the removal of such assets. The cost of removing a significant number of distributed generation solar facilities could be material. Alternatively, we may agree to sell the assets to the site owner, but the terms and conditions, including price, that we would receive in any sale, and the sale price may not be sufficient to replace the revenue previously generated by the solar generation facility.

Our renewable energy facilities are exposed to curtailment risks, which may reduce the return to us on those investments and adversely impact our business, financial condition, and results of operations.

Certain of our renewable energy facilities’ generation of electricity may be curtailed without compensation due to transmission limitations or limitations on the electricity grid’s ability to accommodate intermittent electricity generating sources, reducing our revenues and impairing our ability to capitalize fully on a particular assets potential.

For example, our Stetson and Rollins wind power plants have experienced significant curtailment starting in February 2012 due to a combination of construction on the Maine Power Reliability Project (“MPRP”) a large transmission upgrade project affecting generation and transmission throughout Maine and adjoining areas, and transmission export limits at the Keene Road interface. These wind power plants in the aggregate have had curtailment of 40 GWh for 2015 and averaged 58 GWh in 2014 and 2013, respectively, attributable in the aggregate to the MPRP construction and the Keene Road interface limits. The elements of the MPRP that affect Stetson and Rollins were completed in 2015. We are also currently pursuing several different solutions that may help to eliminate the Keene Road issue.

We are also experiencing curtailment with respect to other of our solar and wind power plants. Solutions to ameliorate or eliminate curtailment with respect to our power plants, including the Keene Road and other curtailment issues, may not be available or may not be effective or may be cost prohibitive to undertake and implement. Curtailment at levels above our expectations could have a material adverse effect on our business, financial condition and results of operations and cash flows and our ability to pay dividends to holders of our Class A common stock.

The growth of our business depends on locating and acquiring interests in attractive renewable energy facilities at favorable prices and with favorable financing terms. Additionally, even if we consummate such acquisitions and financings on terms that we believe are favorable, such acquisitions may in fact result in a decrease in cash available for distribution per Class A common share.

Our primary business strategy is to acquire renewable energy facilities that are operational at the time of acquisition. We may also, in limited circumstances, acquire renewable energy facilities that are pre-operational. We have not changed our long-term strategy which is to pursue opportunities to acquire renewable energy facilities and grow our portfolio. The following factors, among others, could affect the availability of attractive renewable energy facilities to grow our business and dividend per Class A common share:

•	competing bids for a renewable energy facility, including from companies that may have substantially greater capital and other resources than we do;

•
fewer third party acquisition opportunities than we expect, which could result from, among other things, available renewable energy facilities having less desirable economic returns or higher risk profiles than we believe suitable for our business plan and investment strategy;

•	the SunEdison Bankruptcy and uncertainties regarding the bankruptcy and its outcome;

•	the expected absence of any future projects to be acquired from SunEdison under the Project Support Agreement and the Intercompany Agreement; and

•	our access to the capital markets for equity and debt (including project-level debt) at a cost and on terms that would be accretive to our shareholders.

We will not be able to increase our dividend per share unless we are able to acquire additional renewable energy facilities at favorable prices, optimize our portfolio and capital structure. Even if we consummate acquisitions that we believe will be accretive to our dividends per share, those acquisitions may in fact result in a decrease in dividends per share as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences or external events beyond our control.

Our acquisition strategy exposes us to substantial risk.

The acquisition of renewable energy facilities is subject to substantial risk, including the failure to identify material problems during due diligence (for which we may not be indemnified post-closing), the risk of over-paying for assets (or not making acquisitions on an accretive basis), the ability to obtain or retain customers and, if the renewable energy facilities are in new markets, the risks of entering markets where we have limited experience. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such renewable energy facilities. As detailed in "Because SunEdison is a party to a material project agreement or a guarantor thereof, the SunEdison Bankruptcy could result in a material adverse effect on many of our projects," the SunEdison Bankruptcy and its constrained liquidity further exposes us to risk in projects where SunEdison was the EPC contractor or guarantor. For instance, we may learn of statutory liens asserted by subcontractors against projects where SunEdison was the EPC contractor or guarantor, and our ability to recover against SunEdison in respect of payments made to such subcontractors to discharge those liens will likely be limited. In addition, our expectations for the operating performance of newly constructed renewable energy facilities as well as those under construction are based on assumptions and estimates made without the benefit of operating history. However, the ability of these renewable energy facilities to meet our performance expectations is subject to the risks inherent in newly constructed renewable energy facilities and the construction of such facilities, including, but not limited to, degradation of equipment in excess of our expectations, system failures and outages. Future acquisitions may not perform as expected or the returns from such acquisitions may not support the financing utilized to acquire them or maintain them. Furthermore, integration and consolidation of acquisitions requires substantial human, financial and other resources and may divert management’s attention from our existing business concerns, disrupt our ongoing business or not be successfully integrated. As a result, the consummation of acquisitions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to effectively identify or consummate any future acquisitions. Additionally, even if we consummate acquisitions, such acquisitions may in fact result in a decrease in cash available for distribution to holders of our Class A common stock. In addition, we may engage in asset dispositions or other transactions that result in a decrease in our cash available for distribution.

Future acquisition opportunities for renewable energy facilities are limited. While SunEdison has granted us the option to purchase the Call Right Projects and a right of first offer with respect to the right of first offer projects (the “ROFO Projects”), we do not expect that we will be able to acquire renewable energy facilities pursuant to the Support Agreement and Intercompany Agreement. We will compete with other companies for future acquisition opportunities from third parties.

This may increase our cost of making acquisitions or cause us to refrain from making acquisitions at all. Some of our competitors are much larger than us with substantially greater resources. These companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than our resources permit. If we are unable to identify and consummate future acquisitions, it will impede our ability to execute our growth strategy and limit our ability to increase the amount of dividends paid to holders of our Class A common stock. In addition, as we continue to manage our liquidity profile, we may engage in asset dispositions, or incur additional project-level debt, which may result in a decrease in our cash available for distribution.

The substantial decline of our stock price has significantly increased the difficulty of identifying acquisitions that we believe will be accretive to cash available for distribution to shareholders per unit. Even if we consummate acquisitions that we believe will be accretive to such cash per unit, those acquisitions may in fact result in a decrease in such cash per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences or other external events beyond our control. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and stockholders will generally not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources. As a result of the negative impact on our business from these developments, we no longer expect to achieve the growth rate in our dividend per Class A common share that we had been targeting. If our stock price continues to trade at current levels, we may not be able to consummate transactions that are accretive to such cash per unit or increase our dividend per share of Class A common stock.

Our ability to grow and make acquisitions with cash on hand may be limited by our cash dividend policy.

Although we believe it is prudent to defer any decision on paying dividends to our stockholders for the time being given the limitations on our ability to access the capital markets and the other risks that we face, in the future we intend to continue our dividend policy of causing Terra LLC to distribute an appropriate portion of cash to unitholders in order to permit TerraForm Power to pay dividends to its shareholders each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and, if applicable, borrowings under our Revolver, to fund our acquisitions and growth capital expenditures. We may be precluded from pursuing otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment. As such, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations.

Our indebtedness could adversely affect our financial condition and ability to operate our business, including restricting our ability to pay cash dividends or react to changes in the economy or our industry.

Our substantial debt could have important negative consequences on our financial condition and we may incur substantial indebtedness in the future. These negative consequences may include:

•	increasing our vulnerability to general economic and industry conditions and to the consequences of the SunEdison Bankruptcy and to our delayed financial statements;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to pay dividends to holders of our Class A common stock or to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to enter into or receive payments under long-term power sales which require credit support;

•	limiting our ability to fund operations or future acquisitions;

•
restricting our ability to make certain distributions with respect to our capital stock and the ability of our subsidiaries to make certain distributions to us, in light of restricted payment and other financial covenants in our credit facilities and other financing agreements;

•	exposing us to the risk of increased interest rates because certain of our borrowings, which may include borrowings under our Revolver, are at variable rates of interest;

•
limiting our ability to obtain additional financing for working capital, including collateral postings, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

Our Revolver, Senior Notes due 2023 and Senior Notes due 2025 contain financial and other restrictive covenants that limit our ability to return capital to stockholders or otherwise engage in activities that may be in our long-term best interests. Our inability to satisfy certain financial covenants could prevent us from paying cash dividends, and our failure to comply with those and other covenants could result in an event of default which, if not cured or waived, may entitle the related lenders to demand repayment and accelerate the indebtedness or, in the case of the Revolver, enforce their security interests, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Limitations on our ability to distribute cash from our project-level subsidiaries to the Company, including as a result of defaults on our project-level indebtedness, will negatively impact our ability to satisfy financial tests under our Revolver or otherwise meet financial tests under our Senior Notes due 2023 and Senior Notes due 2025. As described above, Terra Operating LLC obtained a waiver of the obligation to satisfy the financial tests under our Revolver as of the end of the third quarter of 2016. This waiver does not affect our obligation to satisfy the financial tests under our Revolver as of the end of subsequent quarters.

Our existing agreements governing our non-recourse financing also contain financial and other restrictive covenants that limit our project subsidiaries’ ability to make distributions to us or otherwise engage in activities that may be in our long-term best interests. We expect any future project financings that we incur or assume will contain similar provisions. The non-recourse financing agreements generally prohibit distributions from the project entities to us unless certain specific conditions are met, including the satisfaction of certain financial ratios and the absence of defaults or events of default. As described above, most of projects that have project-level debt financing are currently in default. Our inability to satisfy certain financial covenants or cure defaults or events of default may prevent cash distributions by the particular project(s) to us, including defaults related to the SunEdison Bankruptcy or to delayed project-level audits. The risks with respect to the SunEdison Bankruptcy on our project financings is further detailed in "Because SunEdison is a party to a material project agreement or a guarantor thereof, the SunEdison Bankruptcy could result in a material adverse effect on many of our projects" above. Our failure to obtain such waivers or forbearance agreements with respect to defaults or to comply with those and other covenants has resulted in (or could result in future) events of default which, if not cured or waived may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to make distributions from our project-level subsidiaries, it would likely have a material adverse effect on our ability to meet corporate-level debt service obligations, as well as pay dividends to holders of our Class A common stock.

If our subsidiaries default on their obligations under their non-recourse indebtedness or voluntarily or involuntarily commence bankruptcy proceedings, this may constitute an event of default under our Revolver, and we may be required to make payments to lenders to avoid such default or to prevent foreclosure on the collateral securing the non-recourse debt. If we are unable to or decide not to make such payments, we would lose certain of our renewable energy facilities upon foreclosure.

Our subsidiaries incur, and we expect will in the future incur, various types of non-recourse indebtedness. Non-recourse debt is repayable solely from the applicable renewable energy facility’s revenues and is secured by the facility’s physical assets, major contracts, cash accounts and, in many cases, our ownership interest in the project subsidiary. We may incur non-recourse indebtedness with respect to a single asset or with respect to a portfolio of assets. Limited recourse debt is debt where a limited guarantee is provided, and recourse debt is debt where a full corporate guarantee is provided, which means if our subsidiaries default on these obligations, we would be liable directly to those lenders, although in the case of limited recourse debt only to the extent of our limited recourse obligations. To satisfy these obligations, we may be required to use amounts distributed by our other subsidiaries as well as other sources of available cash, reducing our cash available to execute our business plan and pay dividends to holders of our Class A common stock. In addition, if our subsidiaries default on their obligations under any limited recourse financing agreements or voluntarily or involuntarily commence bankruptcy proceedings, this may, under certain circumstances if Terra LLC or Terra Operating LLC were to guarantee such obligations and the amounts guaranteed exceeded $75 million, individually or in the aggregate, result in an event of default under our Revolver, allowing our lenders to foreclose on their security interests in our ownership interests in our subsidiaries.

Even if that is not the case, we may decide to make payments to prevent the lenders of these subsidiaries from foreclosing on the relevant collateral. Such a foreclosure could result in us losing our ownership interest in the subsidiary or in some or all of its assets. The loss of our ownership interest in one or more of our subsidiaries or some or all of their assets could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to renew letter of credit facilities our business, financial condition, results of operations and cash flows may be materially adversely affected.

Our Revolver includes a letter of credit facility to support project-level contractual obligations. This letter of credit facility will need to be renewed as of January 27, 2020 and we are required to satisfy the applicable financial ratios and covenants throughout the term of the letter of credit facility. If we are unable to renew our letters of credit as expected or if we are only able to replace them with letters of credit under different facilities on less favorable terms, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, the inability to provide letters of credit could constitute a default under certain non-recourse financing arrangements, restrict the ability of the project-level subsidiary to make distributions to us and/or reduce the amount of cash available at such subsidiary to make distributions to us.

Our ability to raise additional capital to fund our operations may be limited.

Our primary business strategy is to own, operate and acquire operational clean power generation assets. We do not always expect to have sufficient amounts of cash on hand to fund all such future acquisition costs. As a result, we will need to arrange additional financing to fund a portion of such acquisitions, potential contingent liabilities and other aspects of our operations. Our ability to arrange additional financing, either at the corporate-level or at a non-recourse project-level subsidiary, may be limited. Additional financing, including the costs of such financing, will be dependent on numerous factors, including:

•	general economic and capital market conditions;

•	credit availability from banks and other financial institutions;

•
investor confidence in us, our partners, SunEdison, as our principal stockholder (on a combined voting basis), manager under the MSA and frequently as asset and O&M manager for our projects, and the regional wholesale power markets;

•	the impact of the SunEdison Bankruptcy;

•	our financial performance and the financial performance of our subsidiaries;

•	our level of indebtedness and compliance with covenants in debt agreements;

•	when we file our Forms 10-Q for the quarter ended March 31, 2016, the quarter ended June 30, 2016 and for the quarter ended September 30, 2016 and obtain audited project-level financial statements;

•	maintenance of acceptable credit ratings or credit quality, including maintenance of the legal and tax structure of the project-level subsidiary upon which the credit ratings may depend;

•	our cash flows; and

•	provisions of tax and securities laws that may impact raising capital.

We may not be successful in obtaining additional financing for these or other reasons. Furthermore, we may be unable to refinance or replace non-recourse financing arrangements or other credit facilities on favorable terms or at all upon the expiration or termination thereof. Our failure, or the failure of any of our renewable energy facilities, to obtain additional capital or enter into new or replacement financing arrangements when due may constitute a default under such existing indebtedness and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Credit ratings downgrades have resulted in a negative perception of our creditworthiness, and will adversely affect our ability to raise additional financing.

Credit ratings agencies have issued corporate and issuer credit ratings with respect to us and our Senior Notes due 2023 and Senior Notes due 2025. These ratings are used by investors (including debt investors) and other third parties in evaluating our credit risk. Credit ratings are continually revised. Our credit ratings have declined as a result of the SunEdison Bankruptcy and other risks that we face. This decline in our credit ratings will have a material negative impact on our ability to raise additional equity or indebtedness in the capital markets or could adversely affect the trading prices of our Class A common stock or Senior Notes due 2023 and Senior Notes due 2025. These declines could also negatively impact the perception of our counterparties and other stakeholders regarding our ability to meet our obligations. These perceptions and concerns may also cause our existing or potential new counterparties to be less likely to enter into new agreements or to demand more expensive or onerous terms, credit support, security or conditions. Further declines in our credit ratings may materially and negatively impact our business, financial condition and results of operations.

Our ability to generate revenue from certain utility-scale solar and wind power plants depends on having interconnection arrangements and services.

If the interconnection or transmission agreement of a clean power generation asset we own or acquire is terminated for any reason, we may not be able to replace it with an interconnection or transmission arrangement on terms as favorable as the existing arrangement, or at all, or we may experience significant delays or costs in to securing a replacement. If a transmission network to which one or more of our existing power plants or a power plant we acquire is connected experiences “down time,” the affected clean power generation asset may lose revenue and be exposed to non-performance penalties and claims from its customers. The owners of the network will not usually compensate electricity generators for lost income due to down time. These factors could materially affect our ability to forecast operations and negatively affect our business, results of operations, financial condition and cash flows.

We cannot predict whether transmission facilities will be expanded in specific markets to accommodate competitive access to those markets. In addition, certain of our operating facilities’ generation of electricity may be physically or economically curtailed without compensation due to transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular facility’s generating potential. Such curtailments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, economic congestion on the transmission grid (for instance, a positive price difference between the location where power is put on the grid by a clean power generation asset and the location where power is taken off the grid by the facility’s customer) in certain of the bulk power markets in which we operate may occur and we may be deemed responsible for those congestion costs. If we were liable for such congestion costs, our financial results could be adversely affected.

We face competition from traditional and renewable energy companies.

The solar and wind energy industries, and the broader clean energy industry, are highly competitive and continually evolving, as market participants strive to distinguish themselves within their markets and compete with large incumbent utilities and new market entrants. We believe that our primary competitors are the traditional incumbent utilities that supply energy to our potential customers under highly regulated rate and tariff structures. We compete with these traditional utilities primarily based on price, predictability of price and the ease with which customers can switch to electricity generated by our renewable energy facilities. If we cannot offer compelling value to our customers based on these factors, then our business will not grow. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do, and as a result may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, the source of a majority of traditional utilities’ electricity is non-renewable, which may allow them to sell electricity more cheaply than electricity generated by our solar generation facilities, wind power plants, and other types of clean power generation assets we may acquire.

We also face risks that traditional utilities could change their volumetric-based (i.e., cents per kWh) rate and tariff structures to make distributed solar generation less economically attractive to their retail customers. Currently, net metering programs are utilized in 43 states to support the growth of distributed generation solar facilities by requiring traditional utilities to reimburse certain of their retail customers for the excess power they generate at the level of the utilities’ retail rates rather than the rates at which those utilities buy power at wholesale. In Arizona, the state has allowed its largest traditional utility, Arizona Public Service, to assess a surcharge on customers with solar generation facilities for their use of the utility’s grid, based on the size of the customer’s solar generation facility. This surcharge will reduce the economic returns for the excess electricity that the solar generation facilities produce. These types of changes or other types of changes that could reduce or eliminate the economic benefits of net metering could be implemented in other states, which could significantly change the economic benefits of solar energy as perceived by traditional utilities’ retail customers.

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

There are a limited number of purchasers of utility-scale quantities of electricity, which exposes us and our utility-scale facilities to additional risk.

Since the transmission and distribution of electricity is either monopolized or highly concentrated in most jurisdictions, there are a limited number of possible purchasers for utility-scale quantities of electricity in a given geographic location, including transmission grid operators, state and investor-owned power companies, public utility districts and cooperatives. As a result, there is a concentrated pool of potential buyers for electricity generated by our renewable energy facilities, which may restrict our ability to negotiate favorable terms under new PPAs and could impact our ability to find new customers for the electricity generated by our renewable energy facilities should this become necessary. Furthermore, if the financial condition of these utilities and/or power purchasers deteriorated or the RPS programs, climate change programs or other regulations to which they are currently subject and that compel them to source renewable energy supplies change, demand for electricity produced by our utility-scale facilities could be negatively impacted.

In addition, provisions in our power sale arrangements may provide for the curtailment of delivery of electricity for various operational reasons at no cost to the power purchaser, including preventing damage to transmission systems and for system emergencies, force majeure, safety, reliability, maintenance and other operational reasons. Such curtailment would reduce revenues earned by us at no cost to the purchaser including, in addition to certain of the general types noted above, events in which energy purchases would result in costs greater than those which the purchaser would incur if it did not make such purchases but instead generated an equivalent amount of energy (provided that such curtailment is due to operational reasons and does not occur solely as a consequence of purchaser’s filed avoided energy cost being lower than the agreement rates or purchasing less expensive energy from another facility). In Hawaii, where several of our wind power plants are located, purchasers are required to take reasonable steps to minimize the number and duration of curtailment events, and that such curtailments will generally be made in reverse chronological order based upon Hawaii utility commission approval (which is beneficial to older facilities such as our Kaheawa Wind Power I, or “KWP I”), such curtailments could still occur and reduce revenues to our Hawaii wind power plants. If we cannot enter into power sale arrangements on terms favorable to us, or at all, or if the purchaser under our power sale arrangements were to exercise its curtailment or other rights to reduce purchases or payments under such arrangements, our revenues and our decisions regarding development of additional renewable energy facilities may be adversely affected. The risks discussed above under “The SunEdison Bankruptcy may adversely affect our relationships with current or potential counterparties” may be increased by our dependence on a limited number of purchasers.

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

Certain of our wind power plants are party to financial swaps or other hedging arrangements. We may also acquire additional assets with similar hedging arrangements in the future. Under the terms of the existing financial swaps, certain wind power plants are not obligated to physically deliver or purchase electricity. Instead, they receive payments for specified quantities of electricity based on a fixed-price and are obligated to pay the counterparty the market price for the same quantities of electricity. These financial swaps cover quantities of electricity that we estimated are highly likely to be produced. As a result, gains or losses under the financial swaps are designed to be offset by decreases or increases in a facility’s revenues from spot sales of electricity in liquid markets. However, the actual amount of electricity a facility generates from operations may be materially different from our estimates for a variety of reasons, including variable wind conditions and wind turbine availability. If a wind power plant does not generate the volume of electricity covered by the associated swap contract, we could incur significant losses if electricity prices in the market rise substantially above the fixed-price provided for in the swap. If a wind power plant generates more electricity than is contracted in the swap, the excess production will not be hedged and the related revenues will be exposed to market price fluctuations. Moreover, certain of these financial or hedging arrangements are financially settled with reference to energy prices (or locational marginal prices) at a certain hub or node on the transmission system in the relevant energy market. At the same time, revenues generated by physical sales of energy from the applicable facility may be determined by the energy price (or locational marginal price) at a different node on the transmission system. This is an industry practice used to address the lack of liquidity at individual facility locations. There is a risk, however, that prices at these two nodes differ materially, and as a result of this so called “basis risk,” we may be required to settle our financial hedges at prices that are higher than the prices at which we are able to sell physical power from the applicable facility, thus reducing the effectiveness of the swap hedges.

We are exposed to foreign currency exchange risks because certain of our renewable energy facilities are located in foreign countries.

We generate a portion of our revenues and incur a portion of our expenses in currencies other than U.S. dollars. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our operations or expropriation. As our financial results are reported in U.S. dollars, if we generate revenue or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those revenues or earnings. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have a negative impact on our profitability. Our debt service requirements are primarily in U.S. dollars even though a percentage of our cash flow is generated in other foreign currencies and therefore significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material negative impact on our financial condition and our ability to meet interest and principal payments on debts denominated in U.S. dollars. In addition to currency translation risks, we incur currency transaction risks whenever we or one of our facilities enter into a purchase or sales transaction using a currency other than the local currency of the transacting entity.

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

Additionally, although a portion of our revenues and expenses are denominated in foreign currency, we will pay dividends to holders of our Class A common stock in U.S. dollars. The amount of U.S. dollar denominated dividends paid to our holders of our Class A common stock will therefore be exposed to currency exchange rate risk. Although we intend to enter into hedging arrangements to help mitigate some of this exchange rate risk, these arrangements may not be sufficient. Changes in the foreign exchange rates could have a material negative impact on our results of operations and may adversely affect the amount of cash dividends paid by us to holders of our Class A common stock.

A substantial portion of our revenues are attributable to the sale of renewable energy credits and solar renewable energy credits, which are renewable energy attributes that are created under the laws of individual states of the United States, and our failure to be able to sell such RECs or SRECs at attractive prices, or at all, could materially adversely affect our business, financial condition and results of operation.

A substantial portion of our revenues (29% for fiscal 2015) are attributable to our sale of RECs and other environmental attributes of our facilities which are created under the laws of the state of the United States where the facility is located. We sometimes seek to sell forward a portion of our RECs or other environmental attributes under contracts having terms in excess of one year to fix the revenues from those attributes and hedge against future declines in prices of RECs or other environmental attributes. If our renewable energy facilities do not generate the amount of electricity required to earn the RECs or other environmental attributes sold under such forward contracts or if for any reason the electricity we generate does not produce RECs or other environmental attributes for a particular state, we may be required to make up the shortfall of RECs or other environmental attributes under such forward contracts through purchases on the open market or make payments of liquidated damages. We have from time to time provided guarantees of Terra LLC as credit support for these obligations. Additionally, forward contracts for REC sales often contain adequate assurances clauses that allow our counterparties to require us to provide credit support in the form of parent guarantees, letters of credit or cash collateral. We have recently received requests for adequate assurance from several of our REC agreement counterparties. To date, despite these requests, we have not been required to provide such additional credit support.

We are currently limited in our ability to hedge sufficient volumes of our anticipated RECs or other environmental attributes, leaving us exposed to the risk of falling prices for RECs or other environmental attributes. RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources and changes in state laws or regulation relating to RECs may adversely affect the availability of RECs or other environmental attributes and the future prices for RECs or other environmental attributes, which could have an adverse effect on our business, financial condition and results of operations.

While we currently own only solar and wind renewable energy facilities (and associated interconnecting transmission facilities), in the future we may decide to further expand our acquisition strategy to include other types of energy or transmission projects. To the extent that we expand our operations to include new business segments, our business operations may suffer from a lack of experience, which may materially and adversely affect our business, financial condition, results of operations and cash flows.

We have limited experience in energy generation operations. As a result of this lack of experience,    we may be prone to errors if we expand our renewable energy facilities beyond solar and wind energy. With no direct training or experience in these areas, our management may not be fully aware of the many specific requirements related to working in industries beyond solar and wind energy generation. Additionally, we may be exposed to increased operating costs, unforeseen liabilities or risks, and regulatory and environmental concerns associated with entering new sectors of the renewable energy industry, which could have an adverse impact on our business as well as place us at a competitive disadvantage relative to more established non-solar and non-wind energy market participants. Our operations, earnings and ultimate financial success could suffer irreparable harm due to our management’s lack of experience in these industries.

Operation of renewable energy facilities involves significant risks and hazards that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not have adequate insurance to cover these risks and hazards.

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

Our inability to efficiently operate our renewable energy facilities, manage capital expenditures and costs and generate earnings and cash flow from our asset-based businesses could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover our lost revenues, increased expenses or liquidated damages payments should we experience equipment breakdown or non-performance by contractors or vendors.

Power generation involves hazardous activities, including delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, other hazards, such as fire, structural collapse and machinery failure are inherent risks in our operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Furthermore, our insurance coverage is subject to deductibles, caps, exclusions and other limitations. A loss for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is subject to substantial governmental regulation and may be adversely affected by changes in laws or regulations, as well as liability under, or any future inability to comply with, existing or future regulations or other legal requirements.

Our business is subject to extensive federal, state and local laws in the U.S. and regulations in the foreign countries in which we operate. Compliance with the requirements under these various regulatory regimes may cause us to incur significant costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility or, the imposition of liens, fines and/or civil or criminal liability.

With the exception of certain of our utility scale plants, our renewable energy facilities located in the United States in our portfolio are QFs as defined under PURPA. Depending upon the power production capacity of the facility in question, our QFs and their immediate project company owners may be entitled to various exemptions from ratemaking and certain other regulatory provisions of the FPA, from the books and records access provisions of PUHCA, and from state organizational and financial regulation of electric utilities.

Certain of our utility scale plants and the owners of the EWG Projects (each “EWG Project Co”) are an EWG which exempts it and us (for purposes of our ownership of each such company) from the federal books and access provisions of PUHCA. Certain of the EWG Projects are also QFs. EWGs and their owners are subject to regulation for most purposes as “public utilities” under the FPA, including regulation of their rates and their issuances of securities. Each of our EWG ProjectCos has obtained “market based rate authorization” and associated blanket authorizations and waivers from FERC under the FPA, which allows it to sell electricity, capacity and ancillary services at wholesale at negotiated, market based rates, instead of cost-of-service rates, as well as waivers of, and blanket authorizations under, certain FERC regulations that are commonly granted to market based rate sellers, including blanket authorizations to issue securities.

The failure of our QFs to maintain QF status may result in their becoming subject to significant additional regulatory requirements. In addition, the failure of the EWG ProjectCos, or our QFs to comply with applicable regulatory requirements may result in the imposition of penalties as discussed further in "Business - Regulatory Matters".

In particular, the EWG ProjectCos, and any project companies that own or operate our QFs that obtain market based rate authority from FERC under the FPA are or will be subject to certain market behavior and anti-manipulation rules as established and enforced by FERC, and if they are determined to have violated those rules, will be subject to potential disgorgement of profits associated with the violation, penalties, and suspension or revocation of their market-based rate authority. If such entities were to lose their market-based rate authority, they would be required to obtain FERC’s acceptance of a cost-of-service rate schedule for wholesale sales of electric energy, capacity and ancillary services and could become subject to significant accounting, record-keeping, and reporting requirements that are imposed on FERC regulated public utilities with cost-based rate schedules.

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

The regulatory environment for electricity generation in the United States has undergone significant changes in the last several years due to state and federal policies affecting the wholesale and retail power markets and the creation of incentives for the addition of large amounts of new renewable energy generation and demand response resources. These changes are ongoing and we cannot predict the ultimate effect that the changing regulatory environment will have on our business. In addition, in some of these markets, interested parties have proposed material market design changes, as well as made proposals to re-regulate the markets or require divestiture of power generation assets by asset owners or operators to reduce their market share. If competitive restructuring of the power markets is reversed, discontinued or delayed, our business prospects and financial results could be negatively impacted.

Laws, governmental regulations and policies supporting renewable energy, and specifically solar and wind energy (including tax incentives), could change at any time, including as a result of new political leadership, and such changes may materially adversely affect our business and our growth strategy.

Renewable energy generation assets currently benefit from, or are affected by, various federal, state and local governmental incentives and regulatory policies. As further explained under “Tax provisions and policies supporting renewable energy could change at any time, and such changes may result in a material increase in our estimated future income tax liability and may limit the current benefits of solar and wind energy investment” below, in the United States, these policies include federal ITCs, PTCs, and trade import tariff policies, as well as state RPS and integrated resource plan (“IRP”) programs, state and local sales and property taxes, siting policies, grid access policies, rate design, net energy metering, and modified accelerated cost-recovery system of depreciation. The growth of our wind and solar energy business may be dependent on the U.S. Congress further extending the expiration date of, renewing or replacing ITC and PTCs, without which the market for tax equity financing for wind and solar power plants would likely be materially impaired or altogether cease to exist. The new president elect of the United States has made public statements regarding overturning or modifying policies of or regulations enacted by the current administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of wind and solar power plants or that remove costs or other limitations on other types of generation that compete with wind and solar power plants could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Renewable energy sources in Canada benefit from federal and provincial incentives, such as RPS programs, accelerated cost recovery deductions allowed for tax purposes, the availability of offtake agreements through RPS and the Ontario FIT program, and other commercially oriented incentives. Renewable energy sources in the United Kingdom benefit from renewable obligation certificates, climate change levy exemption certificates, embedded benefits and contracts for difference. Renewable energy sources in Chile benefit from an RPS program. Any adverse change to, or the elimination of, these incentives could have a material adverse effect on our business and our future growth prospects.

If any of the laws or governmental regulations or policies that support renewable energy change, or if we are subject to new and burdensome laws or regulations, such changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have a limited operating history and as a result we may not operate on a profitable basis.

We have a relatively new portfolio of assets, including several renewable energy facilities that have only recently commenced operations or that we expect will commence operations in the near future, and a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation, particularly in a rapidly evolving industry such as ours. We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Maintenance, expansion and refurbishment of renewable energy facilities involve significant risks that could result in unplanned power outages or reduced output.

Our facilities may require periodic upgrading and improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, and any decreased operational or management performance, could reduce our facilities’ generating capacity below expected levels, reducing our revenues and jeopardizing our ability to pay dividends to holders of our Class A common stock at forecasted levels or at all. Incomplete performance by SunEdison or third parties under O&M agreements may increase the risks of operational or mechanical failure of our facilities. Degradation of the performance of our renewable energy facilities provided for in the related PPAs may also reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading or repairing our facilities may also reduce profitability.

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

Moreover, spare parts for wind turbines and solar facilities and key pieces of equipment may be hard to acquire or unavailable to us. Sources of some significant spare parts and other equipment are located outside of North America and the other jurisdictions in which we operate. If we were to experience a shortage of or inability to acquire critical spare parts we could incur significant delays in returning facilities to full operation, which could negatively impact our business financial condition, results of operations and cash flows.

Our KWP II wind power plant is required under its PPA to install and maintain a battery energy storage system, the manufacturer of which is in bankruptcy and no longer supplies batteries to any customers. If we are unable to source acceptable replacement batteries, this could result in a default under, or termination of, KWP II’s PPA.

Our Kaheawa Wind Power II (“KWP II”) wind power plant is required under its PPA to install and maintain a battery energy storage system (“BESS”). The manufacturer of the BESS is in bankruptcy and is no longer providing replacement batteries and other components for the BESS. We are sourcing replacement batteries from a new supplier, but such replacement batteries may not be sufficient for the system to operate as designed or may not be available in the quantities or at an economical price. Our Kahuku wind power plant had a similar BESS that was required to be operated under its PPA, but the BESS was destroyed in a fire. The facility installed a D-Var system as a replacement for the BESS under the Kahuku facility PPA, which has been operating as designed. If the BESS system at KWP II was damaged or could no longer operate, a D-Var could not be used at the KWP II facility as a replacement to the BESS due to technical constraints, and another replacement system may not be compatible or available at a price that would allow the facility to operate economically. Failure to maintain the battery system constitutes a default under KWP II’s PPA and could result in the termination of KWP II’s PPA, which could negatively impact our business financial condition, results of operations and cash flows.

Certain of the wind power plants use equipment originally produced and supplied by Clipper Windpower, LLC, or its affiliates (“Clipper”) which no longer manufactures, warrants or services the wind turbines it produced. If Clipper equipment experiences defects in the future, we may not be able to obtain replacement components and will need to self-fund the correction or replacement of such equipment.

The Cohocton, Kahuku, Sheffield, and Steel Winds I and II wind power plants operate 92 Liberty turbines, with a combined nameplate capacity of 230.0 MW, supplied by Clipper. Since initial deployment, Clipper has announced and remediated various defects affecting the Liberty turbines deployed by us and by other customers, which resulted in prolonged downtime for turbines at various facilities. Moreover, Clipper no longer manufactures, warrants or services the Liberty turbines or other wind equipment it produced.

Beginning in 2012, we engaged in a number of litigation and arbitration proceedings with Clipper concerning the performance of the Liberty turbines. On February 12, 2013, all such disputes were settled pursuant to a Settlement, Release and Operation and Maintenance Transition Agreement among certain of our and Clipper entities (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we have, among other things, released Clipper of all of its warranty obligations with respect to the equipment supplied by Clipper, and the obligations under the related operation and maintenance contracts, and we have been granted by Clipper a non-exclusive, royalty-free, perpetual, irrevocable license to make, improve and modify any equipment supplied by Clipper and to create derivative works from such equipment.

As a result, if Clipper equipment experiences defects in the future, we will not have the benefit of a manufacturer’s warranty on such original equipment, may not be able to obtain replacement components and will need to self-fund the correction or replacement of such equipment, which could negatively impact our business financial condition, results of operations and cash flows.

Developers of renewable energy facilities depend on a limited number of suppliers of solar panels, inverters, module turbines, towers and other system components and turbines and other equipment associated with wind power plants. Any shortage, delay or component price change from these suppliers could result in construction or installation delays, which could affect the number of renewable energy facilities we are able to acquire in the future.

There have been periods of industry-wide shortage of key components, including solar panels and wind turbines, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. In addition, the United States government has imposed tariffs on solar cells manufactured in China. Based on determinations by the United States government, the applicable anti-dumping tariff rates range from approximately 8% to 239%. To the extent that United States market participants experience harm from Chinese pricing practices, an additional tariff of approximately 15%-16% will be applied. If SunEdison or other unaffiliated third parties purchase solar panels containing cells manufactured in China, our purchase price for renewable energy facilities would reflect the tariff penalties mentioned above. A shortage of key commodity materials could also lead to a reduction in the number of renewable energy facilities that we may have the opportunity to acquire in the future, or delay or increase the costs of acquisitions. The risks discussed above under “The SunEdison Bankruptcy may adversely affect our relationships with current or potential counterparties” may be increased by our dependence on a limited number of suppliers.

We may incur unexpected expenses if the suppliers of components in our renewable energy facilities default in their warranty obligations.

The solar panels, inverters, modules and other system components utilized in our solar generation facilities are generally covered by manufacturers’ warranties, which typically range from 5 to 20 years. When purchasing wind turbines, the purchaser will enter into warranty agreements with the manufacturer which typically expire within two to five years after the turbine delivery date. In the event any such components fail to operate as required, we may be able to make a claim against the applicable warranty to cover all or a portion of the expense associated with the faulty component. However, these suppliers could cease operations and no longer honor the warranties, which would leave us to cover the expense associated with the faulty component. For example, a portion of our solar power plants utilize modules made by SunEdison and certain of its affiliates that are debtors in the SunEdison Bankruptcy. Our business, financial condition, results of operations and cash flows could be materially adversely affected if we cannot make claims under warranties covering our renewable energy facilities.

We are subject to environmental, health and safety laws and regulations and related compliance expenditures and liabilities.

Our assets are subject to numerous and significant federal, state, local and foreign laws, and other requirements governing or relating to the environment. Our facilities could experience incidents, malfunctions and other unplanned events, such as spills of hazardous materials that may result in personal injury, penalties and property damage. In addition, certain environmental laws may result in liability, regardless of fault, concerning contamination at a range of properties, including properties currently or formerly owned, leased or operated by us and properties where we disposed of, or arranged for disposal of, waste and other hazardous materials. As such, the operation of our facilities carries an inherent risk of environmental liabilities, and may result in our involvement from time to time in administrative and judicial proceedings relating to such matters. While we have implemented environmental management programs designed to continually improve environmental, health and safety performance, we cannot assure you that such liabilities including significant required capital expenditures, as well as the costs for complying with environmental laws and regulations, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Harming of protected species can result in curtailment of wind power plant operations, monetary fines and negative publicity.

The operation of wind power plants can adversely affect endangered, threatened or otherwise protected animal species. Wind power plants, in particular, involve a risk that protected species will be harmed, as the turbine blades travel at a high rate of speed and may strike flying animals (such as birds or bats) that happen to travel into the path of spinning blades.

Our wind power plants are known to strike and kill flying animals, and occasionally strike and kill endangered or protected species, including protected golden or bald eagles. As a result, we expect to observe all industry guidelines and governmentally recommended best practices to avoid harm to protected species, such as avoiding structures with perches, avoiding guy wires that may kill birds or bats in flight, or avoiding lighting that may attract protected species at night. In addition, we will attempt to reduce the attractiveness of a site to predatory birds by site maintenance (e.g., mowing, removal of animal and bird carcasses, etc.).

Where possible, we will obtain permits for incidental taking of protected species. We hold such permits for some of our wind power plants, particularly in Hawaii, where several species are endangered and protected by law. We are currently in discussions with the U.S. Fish & Wildlife Service (“USF&WS”) about obtaining incidental take permits for bald and golden eagles at locations with low to moderate risk of such events. We are also discussing with USF&WS amending the incidental take permits for certain wind power plants in Hawaii, where observed endangered species mortality has exceeded prior estimates and may exceed permit limits on such takings.

Excessive taking of protected species could result in requirements to implement mitigation strategies, including curtailment of operations, and/or substantial monetary fines and negative publicity. Our wind power plants in Hawaii, several of which hold incidental take permits to authorize the incidental taking of small numbers of protected species, are subject to curtailment (i.e., reduction in operations) if excessive taking of protected species is detected through monitoring. At some of the facilities in Hawaii, curtailment has been implemented, but not at levels that materially reduce electricity generation or revenues. Such curtailments (to protect bats) have reduced nighttime operation and limited operation to times when wind speeds are high enough to prevent bats from flying into a wind power plant’s blades. Based on continuing concerns about species other than bats, however, additional curtailments are possible at those locations. We cannot guarantee that such curtailments, any monetary fines that are levied or negative publicity that we receive as a result of incidental taking of protected species will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks that are beyond our control, including but not limited to acts of terrorism or related acts of war, natural disasters, hostile cyber intrusions, theft or other catastrophic events, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our renewable energy facilities, or those that we otherwise acquire in the future, may be targets of terrorist activities that could cause environmental repercussions and/or result in full or partial disruption of the facilities’ ability to generate electricity. Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the facilities and for the related distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as create significant expense to repair security breaches or system damage.

Furthermore, certain of our renewable energy facilities are located in active earthquake zones. The occurrence of a natural disaster, such as an earthquake, hurricane, lightning, flood or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us could cause a significant interruption in our business, damage or destroy our facilities or those of our suppliers or the manufacturing equipment or inventory of our suppliers.

Additionally, certain of our renewable energy facilities and equipment are at risk for theft and damage. For example, we are at risk for copper wire theft, especially at our solar generation facilities, due to an increased demand for copper in the United States and internationally. Theft of copper wire or solar panels can cause significant disruption to our operations for a period of months and can lead to operating losses at those locations. Damage to wind turbine equipment may also occur, either through natural events such as lightning strikes that damage blades or in-ground electrical systems used to collect electricity from turbines, or through vandalism, such as gunshots into towers or other generating equipment. Such damage can cause disruption of operations for unspecified periods which may lead to operating losses at those locations.

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

Our use and enjoyment of real property rights for our renewable energy facilities may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to us.

Renewable energy facilities generally are and are likely to be located on land occupied by the facility pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to the facility’s easements and leases. As a result, the facility’s rights under these easements or leases may be subject, and subordinate, to the rights of those third parties. We perform title searches and obtain title insurance to protect ourselves against these risks. Such measures may, however, be inadequate to protect us against all risk of loss of our rights to use the land on which our renewable energy facilities are located, which could have a material adverse effect on our business, financial condition and results of operations.

International operations subject us to political and economic uncertainties.

Our portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, the United Kingdom and Chile. In addition, since solar and wind energy generation and other forms of clean energy are in the early stages of development and the industry is evolving rapidly, we could decide to expand into other international markets. As a result, our activities are and will be subject to significant political and economic uncertainties that may adversely affect our operating and financial performance. These uncertainties include, but are not limited to:

•	the risk of a change in renewable power pricing policies, possibly with retroactive effect;

•	political and economic instability;

•	measures restricting the ability of our facilities to access the grid to deliver electricity at certain times or at all;

•	the macroeconomic climate and levels of energy consumption in the countries where we have operations;

•	the comparative cost of other sources of energy;

•	changes in taxation policies and/or the regulatory environment in the countries in which we have operations, including reductions to renewable power incentive programs;

•	the imposition of currency controls and foreign exchange rate fluctuations;

•	high rates of inflation;

•	protectionist and other adverse public policies, including local content requirements, import/export tariffs, increased regulations or capital investment requirements;

•	changes to land use regulations and permitting requirements;

•
risk of nationalization or other expropriation of private enterprises and land, including creeping regulation that reduces the value of our facilities or governmental incentives associated with renewable energy;

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

Doing business in multiple countries requires us and our subsidiaries to comply with the laws and regulations of the United States government and various non-U.S. jurisdictions. Our failure to comply with these rules and regulations may expose us to liabilities. These laws and regulations may apply to us, our subsidiaries, individual directors, officers, employees and agents, and those of SunEdison, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our non-U.S. operations are subject to United States and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA prohibits United States companies and their officers, directors, employees and agents acting on their behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. As a result, business dealings between our or SunEdison’s employees and any such foreign official could expose the Company to the risk of violating anti-corruption laws even if such business practices may be customary or are not otherwise prohibited between the Company and a private third party. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable United States and non-U.S. laws and regulations; however, we cannot assure you that these policies and procedures will completely eliminate the risk of a violation of these legal requirements, and any such violation (inadvertent or otherwise) could have a material adverse effect on our business, financial condition and results of operations.

In the future, we may acquire certain assets in which we have limited control over management decisions and our interests in such assets may be subject to transfer or other related restrictions.

We have acquired, and may seek to acquire, assets in the future in which we own less than a majority of the related interests in the assets. In these investments, we will seek to exert a degree of influence with respect to the management and operation of assets in which we own less than a majority of the interests by negotiating to obtain positions on management committees or to receive certain limited governance rights, such as rights to veto significant actions. However, we may not always succeed in such negotiations, and we may be dependent on our co-venturers to operate such assets. Our co-venturers may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. In addition, conflicts of interest may arise in the future between us and our stockholders, on the one hand, and our co-venturers, on the other hand, where our co-venturers’ business interests are inconsistent with our interests and those of our stockholders. Further, disagreements or disputes between us and our co-venturers could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.

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

We may not be able to renew our sale-leasebacks on similar terms. If we are unable to renew a sale-leaseback on acceptable terms we may be required to remove the renewable energy facility from the facility site subject to the sale-leaseback transaction or, alternatively, we may be required to purchase the renewable energy facilities from the lessor at unfavorable terms.

Provided the lessee is not in default, customary end of lease term provisions for sale-leaseback transactions obligate the lessee to (i) renew the sale-leaseback assets at fair market value, (ii) purchase the renewable energy facilities at fair market value or (iii) return the renewable energy facility to the lessor. The cost of acquiring or removing a significant number of solar energy assets could be material. Further, we may not be successful in obtaining the additional financing necessary to purchase such renewable energy facilities from the lessor. Failure to renew our sale-leaseback transactions as they expire may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Negative public or community response to renewable energy facilities could adversely affect our acquisition of new facilities and the operation of our existing facilities.

Negative public or community response to solar, wind and other renewable energy facilities, could adversely affect our ability to acquire and operate our facilities. Our experience is that such opposition subsides over time after renewable energy facilities are completed and are operating, but there are cases where opposition, disputes and even litigation continue into the operating period and could lead to curtailment of a facility or other facility modifications.

The seasonality of our operations may affect our liquidity.

We will need to maintain sufficient financial liquidity to absorb the impact of seasonal variations in energy production or other significant events. Our principal sources of liquidity are cash generated from our operating activities, the cash retained by us for working capital purposes out of the gross proceeds of financing activities as well as our borrowing capacity under our Revolver, subject to the conditions required to draw under our Revolver. Our quarterly results of operations may fluctuate significantly for various reasons, mostly related to economic incentives and weather patterns.

For instance, the amount of electricity and revenues generated by our solar generation facilities is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Due to shorter daylight hours in winter months which results in less irradiation, the generation produced by these facilities will vary depending on the season. The electricity produced and revenues generated by a wind power plant depend heavily on wind conditions, which are variable and difficult to predict. Operating results for wind power plants vary significantly from period to period depending on the wind conditions during the periods in question. Additionally, to the extent more of our renewable energy facilities are located in the northern or southern hemisphere, overall generation of our entire asset portfolio could be impacted by seasonality. Further, time-of-day pricing factors vary seasonally which contributes to variability of revenues. We expect our portfolio of renewable energy facilities to generate the lowest amount of electricity during the fourth quarter. However, we expect aggregate seasonal variability to decrease if geographic diversity of our portfolio between the northern and southern hemisphere increases.

If we fail to adequately manage the fluctuations in the timing of our renewable energy facilities, our business, financial condition or results of operations could be materially affected. The seasonality of our energy production may create increased demands on our working capital reserves and borrowing capacity under our Revolver during periods where cash generated from operating activities are lower. In the event that our working capital reserves and borrowing capacity under our Revolver are insufficient to meet our financial requirements, or in the event that the restrictive covenants in our Revolver restrict our access to such facilities, we may require additional equity or debt financing to maintain our solvency. Additional equity or debt financing may not be available when required or available on commercially favorable terms or on terms that are otherwise satisfactory to us, in which event our financial condition may be materially adversely affected.

The production of wind energy depends heavily on suitable wind conditions, and the production of solar depends on irradiance, which is the amount of solar energy received at a particular site. If wind or solar conditions are unfavorable or below our estimates, our electricity production, and therefore our revenue, may be substantially below our expectations.

The electricity produced and revenues generated by a wind power plant depend heavily on wind conditions, which are variable and difficult to predict. Operating results for wind power plants vary significantly from period to period depending on the wind conditions during the periods in question. The electricity produced and revenues generated by a solar power plant depends heavily on insolation, which is the amount of solar energy received at a site. While somewhat more predictable than wind conditions, operating results for solar power plants can also vary from period to period depending on the solar conditions during the periods in question. We have based our decisions about which sites to develop in part on the findings of long-term wind, irradiance and other meteorological data and studies conducted in the proposed area, which, as applicable, measure the wind’s speed and prevailing direction, the amount of solar irradiance a site is expected to receive and seasonal variations. Actual conditions at these sites, however, may not conform to the measured data in these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the electricity generated by our power plants may not meet our anticipated production levels or the rated capacity of the turbines or solar panels located there, which could adversely affect our business, financial condition and results of operations. In some quarters the wind resources at our operating wind power plants, while within the range of our long-term estimates, have varied from the averages we expected. If the wind or solar resources at a facility are below the average level we expect, our rate of return for the facility would be below our expectations and we would be adversely affected. Projections of wind resources also rely upon assumptions about turbine placement, interference between turbines and the effects of vegetation, land use and terrain, which involve uncertainty and require us to exercise considerable judgment. Projections of solar resources depend on assumptions about weather patterns (including snow), shading, and other assumptions which involve uncertainty and also require us to exercise considerable judgment. We or our consultants may make mistakes in conducting these wind, irradiance and other meteorological studies. Any of these factors could cause our sites to have less wind or solar potential than we expected, may cause us to pay more for wind and solar power plants in connection with acquisitions than we otherwise would have paid had such mistakes not been made, which could cause the return on our investment in these wind and solar power plants to be lower than expected.

If our wind and solar energy assessments turn out to be wrong, our business could suffer a number of material adverse consequences, including:

•	our energy production and sales may be significantly lower than we predict;

•	our hedging arrangements may be ineffective or more costly;

•
we may not produce sufficient energy to meet our commitments to sell electricity or RECs and, as a result, we may have to buy electricity or RECs on the open market to cover our obligations or pay damages; and

•
our wind and solar power plants may not generate sufficient cash flow to make payments of principal and interest as they become due on the notes and our non-recourse debt, and we may have difficulty obtaining financing for future wind power plants.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete strategic acquisitions or affect combinations.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) our business would be subject to applicable restrictions under the Investment Company Act, which could make it impractical for us to continue our business as contemplated.

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

Risks Inherent in an Investment in TerraForm Power, Inc.

We may not be able to pay comparable or growing cash dividends to holders of our Class A common stock in the future.

The amount of our cash available for distribution principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•
the adverse consequences of the SunEdison Bankruptcy, including our transition away from reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure and the operation and maintenance of our renewable energy facilities;

•
the timing of our ability to complete our Forms 10-Q for the quarter ended March 31, 2016, the quarter ended June 30, 2016 and for the quarter ended September 30, 2016 and audited project-level financial statements;

•
defaults or potential defaults arising under our Revolver, the indentures governing our Senior Notes due 2023 and Senior Notes due 2025 and in our project-level financing agreements; and the resulting impact on our projects, litigation or other claims against us arising from the SunEdison Bankruptcy, and our relationships with key counterparties and the other risks described under “Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy”;

•	risks related to our failure to satisfy the requirements of the Nasdaq, which could result in a delisting of our common stock;

•	our ability to integrate acquired assets and realize the anticipated benefits of these acquired assets;

•	counterparties’ to our offtake agreements willingness and ability to fulfill their obligations under such agreements;

•	price fluctuations, termination provisions and buyout provisions related to our offtake agreements;

•	our ability to enter into contracts to sell power on acceptable terms as our offtake agreements expire;

•	delays or unexpected costs during the completion of construction of certain renewable energy facilities we intend to acquire;

•	our ability to successfully identify, evaluate and consummate acquisitions;

•	government regulation, including compliance with regulatory and permit requirements and changes in market rules, rates, tariffs and environmental laws;

•
operating and financial restrictions placed on us and our subsidiaries related to agreements governing our indebtedness and other agreements of certain of our subsidiaries and project-level subsidiaries generally and in our Revolver;

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

•	restrictions contained in our debt agreements (including our project level financing, the indenture governing our Senior Notes and our Revolver;

•	our ability to expand into new business segments or new geographies;

•	seasonal variations in the amount of electricity our wind and solar plants produce, and fluctuations in wind and solar resource conditions; and

•
our ability to operate our businesses efficiently, manage capital expenditures and costs tightly, manage litigation, manage risks related to international operations and generate earnings and cash flow from our asset-based businesses in relation to our debt and other obligations.

As a result of all these factors, we cannot guarantee that we will have sufficient cash generated from operations to pay a specific level of cash dividends to holders of our Class A common stock. Furthermore, holders of our Class A common stock should be aware that the amount of cash available for distribution depends primarily on our cash flow, and is not solely a function of profitability, which is affected by non-cash items. We may incur other expenses or liabilities during a period that could significantly reduce or eliminate our cash available for distribution and, in turn, impair our ability to pay dividends to holders of our Class A common stock during the period. We are a holding company and our ability to pay dividends on our Class A common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us, including restrictions under the terms of the agreements governing project-level financing. Our project-level financing agreements prohibit distributions to us unless certain specific conditions are met, including the satisfaction of financial ratios. Our Revolver also restricts our ability to declare and pay dividends if an event of default has occurred and is continuing or if the payment of the dividend would result in an event of default.

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

Terra LLC’s cash available for distribution will likely fluctuate from quarter to quarter, in some cases significantly, due to seasonality or wind and solar resource conditions. As a result, we may cause Terra LLC to reduce the amount of cash it distributes to its members in a particular quarter to establish reserves to fund distributions to its members in future periods for which the cash distributions we would normally receive from Terra LLC would otherwise be insufficient to fund our quarterly dividend. If we fail to cause Terra LLC to establish sufficient reserves, we may not be able to maintain our quarterly dividend with respect to a quarter adversely affected by seasonality.

Finally, dividends to holders of our Class A common stock will be paid at the discretion of our Board. Our Board may decrease the level of or entirely discontinue payment of dividends.

We are a holding company and our only material asset is our interest in Terra LLC, and we are accordingly dependent upon distributions from Terra LLC and its subsidiaries to pay dividends and taxes and other expenses.

TerraForm Power is a holding company and has no material assets other than its ownership of membership interests in Terra LLC, a holding company that will have no material assets other than its interest in Terra Operating LLC, whose sole material assets are the renewable energy facilities that comprise our portfolio and the renewable energy facilities that we subsequently acquire. TerraForm Power, Terra LLC and Terra Operating LLC have no independent means of generating revenue. We intend to cause Terra Operating LLC’s subsidiaries to make distributions to Terra Operating LLC and, in turn, make distributions to Terra LLC, and, Terra LLC, in turn, to make distributions to TerraForm Power in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. To the extent that we need funds to pay a quarterly cash dividend to holders of our Class A common stock or otherwise, and Terra Operating LLC or Terra LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds (including as a result of Terra Operating LLC’s operating subsidiaries being unable to make distributions, such as due to defaults in project-level financing agreements), it could materially adversely affect our liquidity and financial condition and limit our ability to pay dividends to holders of our Class A common stock.

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

The market price of our shares may fluctuate significantly and the market price of our Class A common stock declined substantially in 2015 relative to others in our industry. Many factors may significantly affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings and otherwise materially adversely impact our business. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the stock markets generally;

•
significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors, which may not be related to the operating performance of these companies;

•	changes in our earnings or variations in operating results;

•	changes in regulatory policies or tax law;

•	operating performance of companies comparable to us; and

•	loss of funding sources or the ability to finance or refinance our obligations as they come due.

We are a “controlled company,” controlled by SunEdison, whose interest in our business may be different from ours or the holders of our Class A common stock.

Each share of our Class B common stock entitles SunEdison or its controlled affiliates to 10 votes on matters presented to our stockholders generally. SunEdison currently owns all of our Class B common stock. Therefore, SunEdison currently controls a majority of the vote on all matters submitted to a vote of the stockholders, including the election of our directors, even though its ownership of our Class B common stock represents less than 50% of the outstanding Class A common stock and Class B common stock on a combined basis. For as long as SunEdison holds our Class B common stock, SunEdison will maintain this control. In addition, our exploration and evaluation of strategic alternatives may result, among other potential outcomes, in a transaction in which control (through Class B common stock or other similar interests) is transferred to a subsequent sponsor. As a result, we are and may continue to be considered a “controlled company” for the purposes of the NASDAQ Global Select Market listing requirements. As a “controlled company,” we are permitted to opt out of the NASDAQ Global Select Market listing requirements that require (i) a majority of the members of our Board to be independent, (ii) that we establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, and (iii) an annual performance evaluation of the nominating and governance and compensation committees. We rely on exceptions with respect to having a majority of independent directors, establishing a compensation committee or nominating committee and annual performance evaluations of such committees.

The NASDAQ Global Select Market listing requirements are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. As further described above the section “Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy” it is possible that the interests of SunEdison may in some circumstances conflict with our interests and the interests of holders of our Class A common stock. Should SunEdison’s interests differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Certain of our shareholders have accumulated large concentrations of holdings of our Class A shares.

Certain of our shareholders, including entities affiliated with Brookfield Asset Management and Appaloosa Investment Limited Partnership I, have accumulated large positions in our Class A shares. While the Board has adopted a Stockholder Protection Rights Agreement which limits the ability of our shareholders to accumulate additional holdings of our Class A shares in certain circumstances, these concentrated holdings may impact our execution of strategic alternatives, including any shareholder vote we are required or elect to obtain in connection with any strategic alternative. Additionally, the interests of these shareholders may conflict with our interests and the interests of holders of our Class A common stock to the extent these shareholders are also creditors in the SunEdison Bankruptcy.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to holders of our Class A common stock, and could make it more difficult for investors to change management.

Provisions of our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that holders of our Class A common stock may consider favorable, including transactions in which such stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove members of our management. These provisions include:

•	a prohibition on stockholder action through written consent once SunEdison ceases to hold a majority of the combined voting power of our common stock;

•	a requirement that special meetings of stockholders be called upon a resolution approved by a majority of our directors then in office;

•	the right of SunEdison as the holder of our Class B common stock, to appoint up to two additional directors to our Board;

•	advance notice requirements for stockholder proposals and nominations; and

•	the authority of the Board to issue preferred stock with such terms as the Board may determine.

Section 203 of the Delaware General Corporation Law, prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder (generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock), for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. As a result of these provisions in our charter documents and Delaware law, the price investors may be willing to pay in the future for shares of our Class A common stock may be limited.

Additionally, in order to ensure compliance with Section 203 of the FPA, our amended and restated certificate of incorporation prohibits any person from acquiring, without prior FERC authorization or the written consent of our Board, in purchases other than secondary market transactions (i) an amount of our Class A or Class B1 common stock that, after giving effect to such acquisition, would allow such purchaser together with its affiliates (as understood for purposes of FPA Section 203) to exercise 10% or more of the total voting power of the outstanding shares of our Class A, Class B and Class B1 common stock in the aggregate, or (ii) an amount of our Class A common stock or Class B1 common stock as otherwise determined by our Board sufficient to allow such purchaser together with its affiliates to exercise control over our company. Any acquisition of our Class A common stock or Class B1 common stock in violation of this prohibition shall not be effective to transfer record, beneficial, legal or any other ownership of such common stock, and the transferee shall not be entitled to any rights as a stockholder with respect to such common stock (including, without limitation, the right to vote or to receive dividends with respect thereto). Any acquisition of 10% or greater voting power or a change of control with respect to us or any of our solar and wind generation project companies could require prior authorization from FERC under Section 203 the FPA. Furthermore, a “holding company” (as defined in PUHCA) and its “affiliates” (as defined in PUHCA) may be subject to restrictions on the acquisition of our Class A common stock or Class B1 common stock in secondary market transactions to which other acquirers are not subject. A purchaser of our securities which is a “holding company” or an “affiliate” or “associate company” of such a “holding company” (as defined in PUHCA) should seek their own legal counsel to determine whether a given purchase of our securities may require prior FERC approval.

Investors may experience dilution of their ownership interest due to the future issuance of additional shares of our Class A common stock.

We are in a capital intensive business, and may not have sufficient funds to finance the growth of our business, future acquisitions or to support our projected capital expenditures. As a result, we have engaged in, and may require additional funds from further, equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt to complete future acquisitions, expansions and capital expenditures and pay the general and administrative costs of our business. In the future, we may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of purchasers of our Class A common stock offered hereby. Under our amended and restated certificate of incorporation, we are authorized to issue 850,000,000 shares of Class A common stock, 140,000,000 shares of Class B common stock, 260,000,000 shares of Class B1 common stock and 50,000,000 shares of preferred stock with preferences and rights as determined by our Board. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our Class A common stock. We may also issue additional shares of our Class A common stock or other securities that are convertible into or exercisable for our Class A common stock in future public offerings or private placements for capital raising purposes or for other business purposes, potentially at an offering price, conversion price or exercise price that is below the trading price of our Class A common stock.

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

Future sales of our common stock or disposals or transfers by SunEdison of Class B common stock and Class B Units, including in connection with the SunEdison Bankruptcy, may cause the price of our Class A common stock to fall.

The market price of our Class A common stock could decline as a result of sales by investors, who hold restricted shares, into the market, or the perception that these sales could occur. Certain investors in our Class A common stock hold restricted shares due to securities law restrictions and/or contractual restrictions. These holders have exercised certain registration rights with respect to the shares that we hold and would be able to sell these shares into the market once any contractual restrictions on such shares expire. The presence of additional shares of our Class A common stock trading in the public market may have a material adverse effect on the market price of our securities.

The market price of our Class A common stock may also decline as a result of SunEdison disposing or transferring some or all of our outstanding Class B common stock and Class B units, which disposals or transfers would reduce SunEdison’s ownership interest in, and voting control over, us, as well as result in substantial dilution because of the resulting exchange of Class B units for Class A common stock. As further described in "Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy," such disposals or transfers could occur in connection with the SunEdison Bankruptcy. These dispositions might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. On January 22, 2016, 12,161,844 Class A shares of the Company’s common stock were issued upon conversion of 12,161,844 Class B shares of the Company’s common stock held by SunEdison. After giving effect to the conversion, SunEdison indirectly owns 48,202,310 Class B shares of the Company.

Risks Related to Taxation

Tax provisions and policies supporting renewable energy could change at any time, and such changes may result in a material increase in our estimated future income tax liability and may limit the current benefits of solar and wind energy investment.

We face risks related to potential changes in tax laws that may limit the current benefits of solar and wind energy investment. Renewable energy facilities currently benefit from, or are affected by, various federal, state and local governmental incentives and regulatory policies. As discussed in "Government Incentives" within Item 1. Business, government incentives provide significant support for renewable energy sources such as solar and wind energy, and a decrease in these tax benefits could increase the costs of investment in solar and wind energy. For example, in 2013 the Czech Republic and Spain announced retroactive taxes for solar energy producers. If these types of changes are enacted in other countries as well, the costs of solar energy may increase.

In the United States, these policies include federal ITCs, PTCs, and trade import tariff policies, as well as state RPS and IRP programs, state and local sales and property taxes, siting policies, grid access policies, rate design, net energy metering, and modified accelerated cost-recovery system of depreciation. For example, the IRS Code provides an ITC of 30% of the cost-basis of an eligible resource, including solar generation facilities having commenced construction prior to the end of 2019, for which the percentage is currently scheduled to gradually be reduced to 10% for solar generation facilities commencing construction before December 31, 2022 with permanence thereafter. The U.S. Congress could reduce the ITC to below 30% prior to the end of 2019, reduce the ITC to below 10% for periods after 2022 or replace the expected 10% ITC with an untested production tax credit of an unknown amount. PTCs, which are federal income tax credits related to the quantity of renewable energy produced and sold during a taxable year, or ITCs in lieu of PTCs, are available only for wind power plants that began construction on or prior to December 31, 2019. The Wind PTC and ITC are extended to 2019 but reduced 20% in 2017, 40% in 2018, and 60% in 2019 before expiring in 2020. PTCs and accelerated tax depreciation benefits generated by operating renewable energy facilities can be monetized by entering into tax equity financing agreements with investors that can utilize the tax benefits, which have been a key financing tool for wind power plants. The growth of our wind energy business may be dependent on the U.S. Congress further extending the expiration date of, renewing or replacing wind ITC and PTCs, without which the market for tax equity financing for wind power plants would likely cease to exist. Congress could decide to overturn the new ITC and PTC decisions in future years, which would materially affect our business. Additionally, we may be required to repay a Section 1603 Grant, with interest, if the U.S. Treasury were to successfully challenge a solar generation facility and wind power plant for which such a Section 1603 Grant has been made as not complying with the requirements of Section 1603.

Any reduction in our ITCs, PTCs or depreciation deductions as a result of a change in law, or any elimination or modification of the accelerated tax depreciation schedule, may result in a material increase in our estimated future income tax liability and may negatively impact our business, financial condition and results of operations. Additionally, in prior years we received grant payments for specified energy property from the U.S. Department of the Treasury in lieu of tax credits pursuant to Section 1603 Grant. As a condition to claiming these Section 1603 Grants, we are required to maintain compliance with the terms of the Section 1603 program for a period of five years beginning on the date the eligible solar and wind energy facility was placed in service. Failure to maintain compliance with the requirements of Section 1603 could result in recapture of all or a part of the amounts received under a Section 1603 Grant, plus interest.

In addition, the IRS or the Treasury Department, as applicable, may challenge eligible tax basis in the relevant renewable energy property that was used to determine the amount of ITC, Section 1603 Grant or accelerated depreciation deductions claimed or applied for, as applicable, by subsidiaries of the Company or our tax equity partners with respect to our renewable energy projects. In some situations where SunEdison or other third parties made representations with regard to the fair market value or eligible basis of a renewable energy facility, the cash flows of that facility that would otherwise be distributed to our subsidiaries may be diverted to cover losses sustained by our tax equity financing parties in the event the ITC, Section 1603 Cash Grant or accelerated depreciation deductions, as applicable, are recaptured, reduced or disallowed by the IRS or Treasury Department, as applicable. In other situations, we may be directly responsible for making such tax indemnity payments. In addition, we have provided guarantees to our tax investors and other financing parties related to the recapture of these tax benefits as a result of transfers of our interests in our renewable energy projects to non-U.S. federal income tax payers who qualify as “disqualified persons” under Section 1603 Grant rules and provisions of the Internal Revenue Code. While such transfers are generally within our control, and we would seek to avoid such transfers, there is some risk that we inadvertently structure a sale of our interests in our facilities in a way that results in such a transfer. Moreover, this risk could arise in connection with the sale or transfer of the B units in Terra LLC in connection with the SunEdison Bankrupty or any potential transaction that we undertake in connection with our evaluation of strategic alternative.

Changes in foreign withholding taxes could adversely affect our results of operations.

We conduct a portion of our operations in Canada, the United Kingdom and Chile, and may in the future expand our business into other foreign countries. We are subject to risks that foreign countries may impose additional withholding taxes or otherwise tax our foreign income. Currently, distributions of earnings and other payments, including interest, to us from our foreign facilities could constitute ordinary dividend income taxable to the extent of our earnings and profits, which may be subject to withholding taxes imposed by the jurisdiction in which such entities are formed or operating. Any such withholding taxes will reduce the amount of after-tax cash we can receive. If those withholding taxes are increased, the amount of after-tax cash we receive will be further reduced.

Our future tax liability may be greater than expected if we do not generate Net Operating Losses, or “NOLs,” sufficient to offset taxable income.

We expect to generate NOLs and NOL carryforwards that we can utilize to offset future taxable income. Based on our portfolio of assets that we expect will benefit from an accelerated tax depreciation schedule, and subject to tax obligations resulting from potential tax audits, we do not expect to pay significant United States federal income tax in the near term. However, in the event these losses are not generated as expected (including if our accelerated tax depreciation schedule for our eligible renewable energy facilities is eliminated or adversely modified), are successfully challenged by the IRS (in a tax audit or otherwise), or are subject to future limitations as a result of an “ownership change” as discussed below, our ability to realize these future tax benefits may be limited. Any such reduction, limitation, or challenge may result in a material increase in our estimated future income tax liabilities and may negatively impact our business, financial condition and operating results.

Our ability to use NOLs to offset future income may be limited.

Our ability to use existing NOL carryforwards and NOLs generated in the future could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership over a rolling three-year period. If a corporation experiences an ownership change, its ability to use its pre-change NOL carryforwards and other pre-change deferred tax attributes to offset its post-change income and taxes may be limited. Future sales of our Class B common stock by SunEdison, as well as future issuances by us or trades of stock amount our other 5% stockholders, could contribute to a potential ownership change. During 2015, we believe that an ownership change occurred, which will result in an annual limitation on the amount of our NOL carryforward that can be utilized annually in future years. Moreover, additional ownership changes may occur in connection with potential transactions that may result from our ongoing exploration and evaluation of strategic alternatives.

A valuation allowance may be required for our deferred tax assets.

Our expected NOLs will be reflected as a deferred tax asset as they are generated until used to offset income. Valuation allowances may need to be maintained for deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels and based on input from our auditors, tax advisers or regulatory authorities. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on our financial condition and results of operations and our ability to maintain profitability.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Nearly all of our renewable energy facilities has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement with a creditworthy counterparty. We expect any renewable energy facility we acquire in the future will be party to a similar agreement, but we may acquire renewable energy facilities with greater levels of uncontracted capacity. See the table of our properties in Item 1. Business - Our Portfolio.

Distributed generation solar facilities

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

The PPAs for certain of our distributed generation solar facilities located in the United States allow the offtake purchaser to elect to purchase the facility from us at a price equal to the greater of a specified amount in the PPA or fair market value. In addition, certain of our PPAs allow the offtake purchaser to terminate the PPA if we do not meet certain prescribed operating thresholds or performance measures or otherwise by the payment of an early termination fee, which would require us to remove the renewable energy facility from the offtaker’s site. These operating thresholds and performance measures are readily achievable in the normal operation of the renewable energy facilities.

Utility-scale power plants

Our utility-scale solar generation facilities and wind facilities are power plants where either the purchaser of the electricity is an electric utility entity or where power is delivered directly to the grid.

Item 3. Legal Proceedings.

See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Class A Common Stock

The Company's Class A common stock began trading on the NASDAQ Global Select Market under the symbol “TERP” on July 18, 2014. Prior to that, there was no public market for our Class A common stock. The Company's Class B common stock is not publicly traded.

As of October 31, 2016, there were 24 holders of record of the Company’s Class A common stock and two holders of record of the Company’s Class B common stock and the closing sale price per share of our Class A common stock on the NASDAQ Global Select Market was $12.41.

The table below sets forth, for the periods indicated, the high and low sale prices per share of our Class A common stock on the NASDAQ Global Select Market for the periods indicated below:

	High	Low
July 18, 2014 to September 30, 2014	$33.65	$28.53
Quarter ended December 31, 2014	33.64	22.83
Quarter ended March 31, 2015	36.51	29.01
Quarter ended June 30, 2015	42.15	36.34
Quarter ended September 30, 2015	39.61	14.16
Quarter ended December 31, 2015	20.01	6.90

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

On November 9, 2015, the Company declared a quarterly dividend for the third quarter of 2015 on the Company's Class A common stock of $0.35 per share, or $1.40 per share on an annualized basis. The third quarter dividend was paid on December 15, 2015 to shareholders of record as of December 1, 2015.

We have not declared or paid a dividend for the fourth quarter of 2015 or the first, second or third quarter of 2016. We believe it is prudent to defer any decisions on paying dividends to our shareholders for the time being.

Stock Performance Graph

This performance graph below shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The performance graph below compares the Company's cumulative total stockholder return on the Company's Class A common stock from July 18, 2014 through December 31, 2015, with the cumulative total return of the Standard & Poor's 500

Composite Price Index, or the "S&P 500," the NASDAQ Composite Index, as well as our peer group consisting of Atlantica Yield; NextEra Energy Partners, LP; NRG Yield, Inc.; Pattern Energy Group Inc; and 8point3 Energy Partners LP.

The performance graph below compares each period assuming that $100 was invested on the initial public offering date in each of the Class A common stock of the Company, the stocks in the S&P 500, the NASDAQ Composite Index, our peer group, and that all dividends were reinvested.

Comparison of Cumulative Total Return

Stock	July 18, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
TerraForm Power, Inc.	$100.00	$87.22	$93.85	$111.78	$117.28	$44.94	$40.86
S&P 500	100.00	99.70	104.08	104.54	104.30	97.06	103.32
NASDAQ Composite Index	100.00	101.38	106.85	110.57	112.50	104.23	112.96
Peer Group	100.00	93.72	84.78	97.31	78.86	45.21	58.02

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

Our consolidated financial statements were prepared assuming we would continue as a going concern (which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business). Our ability to continue as a going concern is dependent on many factors, including among other things, the resolution of the SunEdison Bankruptcy absent claims from interested parties that the assets and liabilities of the Company be substantively consolidated with SunEdison and that the Company and/or its assets and liabilities be included in the SunEdison Bankruptcy as well as our ability to comply with or modify our existing debt covenant requirements. Management’s plans with respect to these conditions are further described in Note 1 to our consolidated financial statements included in this annual report on Form 10-K. The following Selected Financial Data taken from our accompanying financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012
Statement of Operations Data:
Operating revenues, net	$469,506	$127,156	$18,716	$16,992
Operating costs and expenses:
Cost of operations	70,468	10,630	1,112	917
Cost of operations - affiliate	19,915	8,063	1,068	834
General and administrative expenses	55,811	20,984	289	177
General and administrative expenses - affiliate	55,330	19,144	5,158	4,425
Acquisition and related costs	49,932	10,177	—	—
Acquisition and related costs - affiliate	5,846	5,049	—	—
Loss on prepaid warranty - affiliate	45,380	—	—	—
Depreciation, accretion and amortization expense	161,310	41,280	5,731	5,034
Formation and offering related fees and expenses	—	3,570	—	—
Formation and offering related fees and expenses - affiliate	—	1,870	—	—
Total operating costs and expenses	463,992	120,767	13,358	11,387
Operating income	5,514	6,389	5,358	5,605
Other expenses:
Interest expense, net	167,805	86,191	8,129	7,665
Loss (gain) on extinguishment of debt, net	16,156	(7,635)	—	—
Loss (gain) on foreign currency exchange, net	19,488	14,007	(771)	—
Loss on investments and receivables - affiliate	16,079	—	—	—
Other expenses, net	7,362	438	—	—
Total other expenses, net	226,890	93,001	7,358	7,665
Loss before income tax benefit	(221,376)	(86,612)	(2,000)	(2,060)
Income tax benefit	(13,241)	(4,689)	(88)	(1,270)
Net loss	$(208,135)	$(81,923)	$(1,912)	$(790)
Net loss attributable to Class A common stockholders	$(79,886)	$(25,617)	N/A	N/A
Basic and diluted loss per Class A common share	(1.25)	(0.87)	N/A	N/A
Dividends declared per Class A common share	1.01	0.44	N/A	N/A

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$124,260	$84,227	$(7,852)	$2,890
Investing activities	(3,172,411)	(1,799,636)	(269,238)	(410)
Financing activities	3,208,593	2,183,091	278,131	(2,477)

	As of December 31,
(in thousands)	2015	2014	2013	2012
Balance Sheet Data (at period end):
Cash and cash equivalents	$626,595	$468,554	$1,044	$3
Restricted cash	159,904	81,000	69,722	8,828
Renewable energy facilities, net	5,802,380	2,648,212	433,019	111,697
Long-term debt and financing lease obligations	4,582,112	1,699,765	441,650	75,498
Capital lease obligations	—	—	29,171	30,974
Total assets	8,228,223	3,680,423	593,327	158,955
Total liabilities	5,112,243	2,140,164	577,875	128,926
Redeemable non-controlling interests	175,711	24,338	—	—
Total non-controlling interests and stockholders' equity	2,940,269	1,515,921	15,452	30,029

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

Interest Rate Risk

As of December 31, 2015, the estimated fair value of our debt was $4,333.7 million and the carrying value of our debt was $4,582.1 million. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in market interest rates would have decreased and increased the fair value of our long-term debt by $71.9 million and $80.6 million, respectively.

As of December 31, 2015, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate.

As of December 31, 2015, our project-level and other non-recourse debt were at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project-level and non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $1.0 million, respectively, for the year ended December 31, 2015.

Foreign Currency Risk

During the years ended December 31, 2015 and 2014, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom, and Chile, with our revenues being denominated in U.S. dollars, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in British pounds and Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in foreign exchange rates would have the following impacts on our earnings for the year ended December 31, 2015:

(in thousands)	-100 BPS	+100 BPS
Canadian Dollars	$(296)	$290
British Pounds	441	(441)
Total	$145	$(151)

Commodity Risk

For certain of our wind power plans, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $6.5 million for the year ended December 31, 2015.

Liquidity Risk

The Company's principal liquidity requirements are to finance current operations, service debt and to fund cash dividends to investors. Changes in operating plans, lower than anticipated electricity sales, increased expenses, acquisitions or other events may cause management to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company's ability to meet its debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on the Company's future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond management's control.

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties or SunEdison under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as having a diversified portfolio of offtake counterparties. However, there are a limited number of offtake counterparties under offtake agreements in each region that we operate, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these receivable balances in the future should bee deemed uncollectible, it could have a material adverse effect on our forecasted cash flows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto contained herein. The results shown herein are not necessarily indicative of the results to be expected in any future periods. Unless otherwise indicated or otherwise required by the context, references in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries.

Overview

Our primary business strategy is to own and operate a portfolio of renewable energy assets and to pay cash dividends to our stockholders. We also intend to grow our portfolio over time through acquisitions in order to increase the cash dividends we pay to our stockholders.

We have acquired a portfolio of long-term contracted clean power generation assets from SunEdison and unaffiliated third parties that have proven technologies, creditworthy counterparties, low operating risks and stable cash flows. We have focused on the solar and wind energy segments because we believe they are currently the fastest growing segments of the clean energy industry. Solar and wind assets are also attractive because there is no associated fuel cost risk, the technologies have become highly reliable and assets have an estimated expected life of 20 to 30 years.

As a result of the SunEdison Bankruptcy, current limitations on our ability to access the capital markets for our debt and equity securities, and other risks that we face, we have adjusted our focus to executing on our near-term plans and priorities. These near-term business objectives include:

•	focusing on the performance and efficiency of our existing portfolio of renewable energy facilities;

•
mitigating, to the extent possible, the adverse impacts resulting from the SunEdison Bankruptcy, including ensuring the continuity of operation, maintenance and asset management of our renewable energy facilities and seeking proposals from and engaging operation and maintenance and asset management services from third party providers to replace SunEdison and its affiliates;

•
creating a separate stand-alone corporate organization, including, among other things, directly hiring employees and establishing our own accounting, information technology, human resources and other critical systems and infrastructure;

•
working with project-level lenders and financing parties to cure, or obtain waivers or forbearance of, defaults that have arisen under most of our project-level debt financings as a result of the SunEdison Bankruptcy and delays in delivering project-level audited financial statements, among other things; and

•
seeking to optimize our portfolio and capital structure by reducing corporate-level indebtedness, financing or refinancing certain renewable energy facilities at the project level, exiting certain markets or selling certain assets if we believe the opportunity would improve stockholder value.

While we remain focused on executing our near-term objectives, we also continue to pursue our long-term business strategy, which is to own, operate and grow our portfolio with assets that have proven technologies, creditworthy counterparties, lower operating risks and stable cash flows in markets with attractive long-term power pricing dynamics and resilient regulatory environments. In addition, in connection with this long-term strategy and the SunEdison Bankruptcy, our Board has initiated a process to explore and evaluate strategic alternatives to maximize stockholder value, which may include a merger or sale of our entire business or other business combination or sponsorship arrangement.

Factors that Significantly Affect our Results of Operations and Business

We expect the following factors will affect our results of operations:

Our relationship with SunEdison and the SunEdison Bankruptcy

We currently depend significantly on SunEdison for operational, systems and staffing support, among other things. While we continue to evaluate SunEdison’s filings and will continue to monitor the conduct of the bankruptcy proceedings and work to assert any claims that we may have against SunEdison through the proceedings, the SunEdison Bankruptcy may have a material adverse effect on the Company given our reliance on SunEdison as discussed in this annual report on Form 10-K. No assurance can be given on the outcome of the SunEdison Bankruptcy.

The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely substantially on SunEdison for funding or liquidity and believes that the Company will have sufficient liquidity to support its ongoing operations. We believe that the equity interests of the Company in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy.

During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with us, including under the sponsorship arrangement consisting of various corporate-level agreements put in place at the time of the Company’s IPO and certain operation and maintenance (“O&M”) and asset management arrangements. SunEdison’s failure to perform substantially as obligated under its agreements with us, including under the Sponsor Arrangement, project-level O&M and asset management agreements and other support agreements, may have a material adverse effect on the Company. Despite these adverse effects, the Company expects that it will be able to operate its business without the support of SunEdison pursuant to the plans for transitioning away from reliance on SunEdison that it is in the process of developing and implementing. These plans include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, directly hiring our employees, and retaining backup operation and maintenance and asset management services for our wind and solar facilities that we may elect to make our prime providers. Our business will be negatively impacted to the extent we are unsuccessful in implementing these plans or the resulting ongoing long-term costs are higher than the costs we were expecting to incur with SunEdison as our sponsor.

Our relationship with SunEdison, the ongoing SunEdison Bankruptcy, as well as the conditions in the capital markets for our corporate-level debt and equity securities, have increased uncertainty and heightened some of the risks we face. Other aspects of the markets relevant to our business have remained relatively stable, including the expected performance of our renewable energy facilities, long-term offtake agreements, and the credit quality of our offtakers. We have adjusted our plans and priorities in light of these developments and are focusing on our near term objectives. We will continue to monitor market developments and consider further adjustments to our plans and priorities if required.

Offtake contracts

Our revenue is primarily a function of the volume of electricity generated and sold by our renewable energy facilities as well as, to a lesser extent, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. Our current portfolio of renewable energy facilities are contracted under long-term PPAs with creditworthy counterparties. As of December 31, 2015, the weighted average remaining life of our PPAs was 16 years. Pricing of the electricity sold under these PPAs is or will be fixed for the duration of the contract. In the case of our U.K. renewable energy facilities, the price for electricity is fixed for a specified period of time (typically four years), after which the price is subject to an adjustment based on the current market price (subject to a price floor). The prices for green energy certificates are fixed by U.K. laws or regulations, and certain other attributes are indexed to prices set by U.K. laws or regulations. In the case of certain of our Massachusetts renewable energy facilities, a portion of the contracted revenue is fixed and the remainder is subject to an adjustment based on the current market price. Certain of our PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

The Company also generates SRECs as it produces electricity. SRECs are accounted for as governmental incentives and are not considered output of the underlying solar generation facilities. These SRECs are currently sold pursuant to agreements with third parties, SunEdison and certain debt holders, and SREC revenue is recognized when the electricity is generated and the SREC is sold. Under the terms of certain debt agreements with a creditor, SRECs are transferred directly to the creditor to reduce principal and interest payments due under solar program loans and are therefore presented in the consolidated statements of cash flows as a non-cash reconciling item in determining cash flows from operations. Additionally, we have contractual agreements with SunEdison for the sale of 100% of the SRECs generated by certain systems included in our initial portfolio. These SRECs are transferred directly to SunEdison when they are generated.

To date, we have not identified any significant power purchase agreement that includes a provision that would currently permit the offtake counterparty to terminate the agreement due to the event of the SunEdison Bankruptcy. However, to date we have identified one PPA that contains an event of default that can be triggered if the related project-level credit agreement is accelerated. This project-level credit agreement is currently in default because of (a) the SunEdison Bankruptcy which resulted from the bankruptcy of certain project counterparties and (ii) our failure to deliver project-level audited financial statements. This project is expected to provide approximately $11.2 million of project-level cash available for distribution for 2016. We are working to obtain waivers or forbearance agreements from the project level lenders with respect to this project that would avoid triggering this default under the power purchase agreement. Given the importance of maintaining power purchase agreements, we believe our lenders for this project will likely be incentivized to take steps to avoid defaults under the power purchase agreement.

Project operations and generation availability

The Company's revenue is a function of the volume of electricity generated and sold by our renewable energy facilities. Generation availability refers to the actual amount of time a power generation asset produces electricity divided by the amount of time such asset is expected to produce electricity, which reflects anticipated maintenance and interconnection interruptions. Our ability to generate electricity in an efficient and cost-effective manner is impacted by our ability to maintain and utilize the electrical generation capacity of our renewable energy facilities. The volume of electricity generated and sold by our renewable energy facilities during a particular period is also impacted by the number of facilities that have achieved commercial operations, as well as both scheduled and unexpected repair and maintenance required to keep our facilities operational. Equipment performance represents the primary factor affecting our operating results because equipment downtime impacts the volume of the electricity that we are able to generate from our renewable energy facilities. We depend on affiliates of SunEdison for operation and maintenance and asset management services for our power plants. Some of these affiliates are debtors in the SunEdison Bankruptcy. The performance of these services may be negatively impacted as a result of the SunEdison Bankruptcy, which may impact generation availability as a result of down-time and other delays in scheduled and unexpected repair and maintenance. We will continue to monitor the situation, and we are implementing plans intended to mitigate the impacts of any disruption in these services. These plans include retention of key personnel, ensuring timely payments to vendors and subcontractors, and retaining backup or other third party service providers. The volume of electricity generated and sold by our facilities will also be negatively impacted if any facilities experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions, or other events beyond our control. The Company tracks generation availability as a measure of the operational efficiency of our business.

Seasonality and Resource Variability

The amount of electricity produced and revenues generated by our solar generation facilities is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Shorter daylight hours in winter months results in less irradiation and the generation produced by these facilities will vary depending on the season. Irradiation can also be variable at a particular location from period to period due to weather or other meteorological patterns, which can affect operating results. As the great majority of our solar power plants are located in the Northern hemisphere, we expect our current solar portfolio’s power generation to be at its lowest during the fourth quarter of each year. Therefore, we expect our fourth quarter solar revenue generation to be lower than other quarters.

Similarly, the electricity produced and revenues generated by our wind power plant depend heavily on wind conditions, which are variable and difficult to predict. Operating results for renewable energy facilities vary significantly from period to period depending on the wind conditions during the periods in question. As our wind power plants are located in geographies with different profiles, there is some flattening of the seasonal variability associated with each individual wind power plant’s generation, and we expect that as the fleet expands the effect of such wind resource variability may be favorably impacted, although we cannot guarantee that we will purchase wind power plants that will achieve such results in part or at all. Historically, our wind production is greater in the first and fourth quarters which can partially offset the lower solar revenue expected to be generated in the fourth quarter.

Although we are currently deferring a decision on making dividend payments in the prudent conduct of our business over time, we intend to revert to a situation where we reserve a portion of our cash available for distribution and maintain sufficient liquidity, including cash on hand and a revolving credit facility in order to, among other things, facilitate the payment of dividends to our stockholders. As a result, over time we do not expect seasonality to have a material effect on the amount of our quarterly dividends.

Cash distribution restrictions

In certain cases, we obtain project-level or other limited or non-recourse financing for our renewable energy facilities which may limit our ability to distribute funds to the Company. These limitations typically require that the project-level cash is used to meet debt obligations and fund operating reserves of the project company. These financing arrangements also generally limit our ability to distribute funds to the Company if defaults have occurred or would occur with the giving of notice or the lapse of time, or both. As discussed above and in the section entitled Recent Developments - Business Update, in most of our debt-financed projects, the SunEdison Debtors are a party to a material project agreement or guarantor thereof, such as being a party or guarantor to an asset management or O&M contract. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, the Company has experienced defaults under most of its non-recourse project-debt financing agreements; however, these defaults are generally curable. While we have obtained some waivers and limited forbearance agreements, we continue to work with our project lenders and finance parties to obtain waivers and/or forbearance agreements as we seek to cure such defaults, however no assurances can be given that such waivers and/or forbearance agreements will be obtained. While a project level loan is in default, or during a forbearance period if required by the applicable lenders, we do not expect to be able make distributions from our projects to the Company, reducing the cash available to fund our corporate level operating expenses and debt service on our Revolver, Senior Notes due 2023 and Senior Notes Due 2025. Failure to receive these distributions for a meaningful period of time will have a material adverse effect on our business, financial condition and results of operations, including our ability to pay our corporate-level debt service obligations, as well as to pay dividends to the holders of our Class A common stock.

Renewable energy facility acquisitions

Our long-term growth strategy is dependent on our ability to acquire additional clean power generation assets. The SunEdison Bankruptcy, the current market conditions for our debt and equity securities, and other risks that we face have limited our ability to finance and acquire renewable energy facilities at attractive returns. As a result we have adjusted our plans and priorities in light of these developments. As disclosed above in Recent Developments - Business Update - Commitments to acquire renewable energy facilities from SunEdison, we have reduced our outstanding obligations to acquire renewable energy facilities from SunEdison from an aggregate nameplate capacity of 1080.7 MW and of $1.4 billion of commitments as of September 30, 2015 to an aggregate nameplate capacity of approximately 195.5 MW and $240.1 million as of December 31, 2015. The reduction in our obligations resulted from asset acquisitions, terminations and expirations of purchase commitments and limited adjustments to purchase prices for certain commitments.

While we remain focused on executing near term objectives, we will continue to monitor market developments and consider further adjustments to our plans and priorities if required, including, at the appropriate time, resuming our focus of acquiring long-term contracted clean power generation assets with proven technologies, low operating risks and stable cash flows in geographically diverse locations with growing demand and stable legal and political systems.

Clean energy has been one of the fastest growing sources of electricity generation in North America and globally over the past decade. We expect the renewable energy generation segment in particular to continue to offer high growth opportunities driven by:

•	the significant reduction in the cost of solar, wind and other renewable energy technologies, which will lead to grid parity in an increasing number of markets;

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

•
the ability to couple renewable energy generation with other forms of power generation, creating a hybrid energy solution capable of providing energy on a 24/7 basis while reducing the average cost of electricity obtained through the system;

•	the desire of energy consumers to lock in long-term pricing of a reliable energy source;

•	renewable energy generation’s ability to utilize freely available sources of fuel, thus avoiding the risks of price volatility and market disruptions associated with many conventional fuel sources;

•	environmental concerns over conventional power generation; and

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

At this time we cannot predict the outcome of the SunEdison Bankruptcy or how the SunEdison Bankruptcy will impact our agreements with SunEdison, including our rights to acquire renewable energy assets from SunEdison in the future under the Support Agreement or the Intercompany Agreement. As part of the SunEdison Bankruptcy, SunEdison may seek to reject (i.e., terminate) the Support Agreement or the Intercompany Agreement or any other agreements with respect to the Call Rights Projects or may be limited in its ability to perform under such agreements by the bankruptcy court or by the terms of the SunEdison Bankruptcy financing. We do not expect that we will be able to acquire from SunEdison any of the Call Right Projects and add such projects to our operating fleet. As such, our future growth will be dependent on our ability to acquire renewable energy assets from third parties.

Access to capital markets

Our ability to acquire additional clean power generation assets and manage our other commitments may be dependent on our ability to borrow additional funds and access capital markets, including the project finance market for project level debt. At this time, the conditions in the capital markets for our corporate debt and equity securities have made it difficult to obtain corporate-level financing in the capital markets at an attractive cost. If we are unable to raise adequate proceeds when needed to fund such acquisitions, the ability to grow our portfolio may be limited, which could have an adverse effect on our ability to implement our growth strategy and, ultimately, our projected cash available for distribution, business, financial condition, results of operations and cash flows.

Foreign exchange

Our operating results are reported in United States dollars. Currently, a majority of our revenues and expenses are generated in U.S. Dollars. We also have significant revenue and expenses generated in other currencies, including the British Pound and the Canadian dollar. This mix of currencies may fluctuate in the future, including, for example, if we were to consummate a sale of our assets located in the United Kingdom. In addition, our investments (including intercompany loans) on renewable energy facilities in foreign countries are exposed to foreign currency fluctuations. As a result, we expect our revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where our renewable energy facilities are located. To the extent we do not hedge these exposures, fluctuations in foreign exchange rates could negatively impact our profitability and financial position.

Key Metrics

Operating Metrics

Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure nameplate capacity for solar generation facilities in MW (DC) and for wind power plants in MW (AC). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate nameplate capacity of 2,966.9 MW as of December 31, 2015.

Gigawatt hours sold

Gigawatt hours sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track gigawatt hours sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities for the years ended December 31, 2015, 2014 and 2013 were 1,972.8 GWh, 722.4 GWh and 60.2 GWh, respectively. Our GWh sold for wind power plants for the year ended December 31, 2015 was 1,488.8 GWh.

Consolidated Results of Operations

For periods prior to the IPO on July 23, 2014, our consolidated results of operations represent the combination of TerraForm Power, Inc. and Terra LLC, our accounting predecessor (the "Predecessor"). For all periods subsequent to the IPO, the amounts shown in the table below represent the results of TerraForm Power, Inc., which consolidates Terra LLC through its controlling interest. The results of the Company include the operating results of Terra LLC for the years ended December 31, 2015 and 2014 and $12.1 million and $5.8 million of stock-based compensation expense, respectively. There was no stock-based compensation expense recorded during the year ended December 31, 2013. The following table illustrates the results of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating revenues, net	$469,506	$127,156	$18,716
Operating costs and expenses:
Cost of operations	70,468	10,630	1,112
Cost of operations - affiliate	19,915	8,063	1,068
General and administrative expenses	55,811	20,984	289
General and administrative expenses - affiliate	55,330	19,144	5,158
Acquisition and related costs	49,932	10,177	—
Acquisition and related costs - affiliate	5,846	5,049	—
Loss on prepaid warranty - affiliate	45,380	—	—
Depreciation, accretion and amortization expense	161,310	41,280	5,731
Formation and offering related fees and expenses	—	3,570	—
Formation and offering related fees and expenses - affiliate	—	1,870	—
Total operating costs and expenses	463,992	120,767	13,358
Operating income	5,514	6,389	5,358
Other expenses:
Interest expense, net	167,805	86,191	8,129
Loss (gain) on extinguishment of debt, net	16,156	(7,635)	—
Loss (gain) on foreign currency exchange, net	19,488	14,007	(771)
Loss on investments and receivables - affiliate	16,079	—	—
Other expenses, net	7,362	438	—
Total other expenses, net	226,890	93,001	7,358
Loss before income tax benefit	(221,376)	(86,612)	(2,000)
Income tax benefit	(13,241)	(4,689)	(88)
Net loss	(208,135)	(81,923)	(1,912)
Less: Pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	1,610	(1,498)	(1,630)
Less: Predecessor loss prior to the IPO on July 23, 2014	—	(10,357)	(282)
Net loss subsequent to IPO and excluding pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	(209,745)	(70,068)	—
Less: Net income attributable to redeemable non-controlling interests	8,512	—	—
Less: Net loss attributable to non-controlling interests	(138,371)	(44,451)	—
Net loss attributable to Class A common stockholders	$(79,886)	$(25,617)	$—

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating revenues, net for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(In thousands, other than MW data)	2015	2014	Change
Energy:
Solar	$227,843	$92,436	$135,407
Wind	105,361	—	105,361
Incentives:
Solar	118,190	34,720	83,470
Wind	18,112	—	18,112
Total operating revenues, net	$469,506	$127,156	$342,350

GWh sold:
Solar	1,972.8	722.4
Wind	1,488.8	—
Total GWh sold	3,461.6	722.4

Net nameplate capacity (MW):
Solar	1,399.3	928.1
Wind	1,531.5	—
Total net nameplate capacity (MW)¹	2,930.8	928.1
_________

(1)	Excludes 36.1 MW of projects which were under construction as of December 31, 2015.

Energy revenues increased by $240.8 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from renewable energy facilities achieving commercial operations	$40,344	$—	$40,344
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	91,954	105,392	197,346
Amortization of revenue contracts	(1,083)	(31)	(1,114)
Increase in existing renewable energy facility energy revenue	4,192	—	4,192
	$135,407	$105,361	$240,768

Incentive revenue increased by $101.6 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from renewable energy facilities achieving commercial operations	$17,578	$—	$17,578
Increase in incentive revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	67,048	18,112	85,160
Decrease in existing renewable energy facility incentive revenue	(1,156)	—	(1,156)
	$83,470	$18,112	$101,582

Costs of Operations

Costs of operations for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	Change
Cost of operations:
Solar	$30,007	$10,630	$19,377
Wind	40,461	—	40,461
Cost of operations - affiliate:
Solar	17,943	8,063	9,880
Wind	1,972	—	1,972
Total cost of operations	$90,383	$18,693	$71,690

Cost of operations increased $59.8 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to facilities achieving commercial operations	$2,602	$—	$2,602
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	16,420	40,461	56,881
Existing renewable energy facility cost of operations	355	—	355
	$19,377	$40,461	$59,838

Cost of operations - affiliate increased $11.9 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to facilities achieving commercial operations	$3,249	$—	$3,249
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	6,156	1,972	8,128
Existing renewable energy facility cost of operations - affiliate	475	—	475
	$9,880	$1,972	$11,852

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	Change
General and administrative expenses:
Solar	$17,564	$14,566	$2,998
Wind	2,019	—	2,019
Corporate	36,228	6,418	29,810
General and administrative expenses - affiliate:
Corporate	55,330	19,144	36,186
Total general and administrative expenses	$111,141	$40,128	$71,013

General and administrative expenses increased by $34.8 million compared to the year ended December 31, 2014, and general and administrative expenses - affiliate increased by $36.2 million compared to the year ended December 31, 2014 due to:

(In thousands)	General and administrative expenses	General and administrative expenses - affiliate
Increase due to stock-based compensation expense	$7,338	$—
Increased project-level costs related to owning additional renewable energy facilities	3,489	—
Increase due to Eastern Maine Electric Cooperative litigation reserve	14,000	—
Increase due to LAP settlement	10,000	—
Increased corporate costs due to growth and additional costs related to being a public company	—	36,186
Total change	$34,827	$36,186

Pursuant to the MSA, we made cash payments to SunEdison of $4.0 million for general and administrative services provided to us for the year ended December 31, 2015. General and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison. Pursuant to the MSA, the cash fees payable to SunEdison will be capped at $7.0 million in 2016 and $9.0 million in 2017, which are substantially below the actual costs of the services performed under the contract recorded as general and administrative expenses - affiliate in the consolidated statements of operations. We are in the process of establishing a stand-alone corporate organization to replace the services provided by SunEdison. We expect to incur higher costs associated with performing these services ourselves or hiring substitute providers than the fees we paid under the MSA. However, we expect to be able to continue to operate our business pursuant to contingency plans that we have been developing.

As discussed in "Recent Developments" and elsewhere within this Annual Report on Form 10-K, we are currently exploring strategic alternatives. Pursuant to the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan, if this strategic initiative results in a change in control, or if the SunEdison Bankruptcy results in a liquidation event for SunEdison, all outstanding equity awards will vest, which would result in a significant charge for stock-based compensation expense in such period. As of September 30, 2016, the Company had $19.9 million of unrecognized compensation expense related to outstanding equity awards.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $55.8 million during the year ended December 31, 2015, compared to $15.2 million during the same period in 2014. These fees primarily consist of investment banking advisory fees and professional fees for legal and accounting services related to our consummated and pending acquisitions, including $5.8 million of shared costs allocated to us by SunEdison, which primarily relate to the terminated Vivint acquisition. The increase relative to prior year is primarily due to the acquisitions of First Wind and Invenergy Wind and the terminated Vivint acquisition.

Loss on Prepaid Warranty - Affiliate

In conjunction with the First Wind Acquisition, SunEdison committed to reimburse the Company for capital expenditures and operations and maintenance labor fees in excess of budgeted amounts (not to exceed $53.9 million through 2019) for certain of its wind power plants. During the year ended December 31, 2015, the Company received contributions pursuant to this agreement of $4.3 million. The total amount related to capital expenditures of $50.0 million was initially recognized in renewable energy facilities as a prepaid warranty as the amount was part of the consideration paid on the acquisition date. As a result of the SunEdison Bankruptcy, the Company recorded a loss of $45.4 million during the year ended December 31, 2015 related to the write-off of the remaining balance of the prepaid warranty, which was net of depreciation expense of $1.9 million and capital expenditure reimbursements received of $2.7 million, and is reported as loss on prepaid warranty - affiliate in the consolidated statement of operations.

Formation and Offering Related Fees and Expenses

There were no formation and offering related fees and expenses, including amounts related to affiliates, during the year ended December 31, 2015. Formation and offering related fees and expenses, including amounts related to affiliates, were

$5.4 million during the year ended December 31, 2014. These fees primarily consist of non-recurring professional fees for legal, tax and accounting services related to our formation.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $120.0 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar[1]	Wind	Total
Increases in depreciation, accretion and amortization expense relating to facilities achieving commercial operations	$16,902	$—	$16,902
Increases in depreciation, accretion and amortization expense relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	58,122	43,392	101,514
Increases in depreciation, accretion and amortization expense relating to existing renewable energy facility revenue	1,614	—	1,614
	$76,638	$43,392	$120,030
———

(1)	Includes $0.2 million increase of Corporate depreciation, accretion and amortization expense.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	Change
Corporate-level	$89,463	$30,172	$59,291
Non-recourse:
Solar	71,351	56,019	15,332
Wind	6,991	—	6,991
Total interest expense, net	$167,805	$86,191	$81,614

Interest expense, net increased by $81.6 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to increased indebtedness related to the issuance of the Senior Notes due 2023 and the Senior Notes due 2025. In addition, the year ended December 31, 2015 includes $15.4 million of amortization expense of bridge commitment fees related to financing our acquisitions of First Wind and Invenergy Wind. During the year ended December 31, 2015, we received an equity contribution of $10.6 million from SunEdison in connection with SunEdison's payment obligations under the Interest Payment Agreement and Amended Interest Payment Agreement. On February 3, 2016, we received an $8.0 million equity contribution from SunEdison in accordance with the Amended Interest Payment Agreement and SunEdison's remaining obligation pursuant to this agreement is $24.0 million of scheduled payments due in future periods. On July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement. The notice alleges that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts.  Although we do not expect SunEdison to perform under the Amended Interest Payment Agreement going forward, we intend to contest the validity of the termination notice and assert a claim in the SunEdison bankruptcy for the full amount of damages resulting from SunEdison's breach. We expect to continue servicing our debt obligations with current liquidity and cash flow from operations.

Loss (Gain) on Extinguishment of Debt, net

We incurred a net loss on extinguishment of debt of $16.2 million for the year ended December 31, 2015, driven by the following: i) the termination of the Term Loan and related interest rate swap, ii) the exchange of the previous revolver to the Revolver, iii) prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date, and iv) the refinancing of project-level indebtedness of our U.K. portfolio. These losses were partially offset by a gain resulting from the termination of financing lease obligations upon acquisition of the Duke Energy operating facility. The net gain on extinguishment of debt of $7.6 million for the year ended December 31, 2014 was primarily due to termination of financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X portfolio of solar generation facilities. The net loss (gain) on extinguishment of debt for the years ended December 31, 2015 and 2014 related to the following corporate-level debt instruments and renewable energy facility portfolios:

	Year Ended December 31,
(In thousands)	2015	2014
Term Loan extinguishment and related fees	$12,320	$—
Revolver	1,306	—
First Wind	6,412	—
Duke Energy operating facility	(11,386)	—
U.K. Refinancing	7,504	—
U.S. Projects 2009-2013	—	2,459
Alamosa	—	1,945
Stonehenge Operating	—	3,797
SunE Solar Fund X	—	(15,836)
Total net loss (gain) on extinguishment of debt	$16,156	$(7,635)

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $19.5 million for the year ended December 31, 2015, driven by a $22.3 million unrealized loss on the remeasurement of intercompany loans, which are primarily denominated in British pounds, due to strengthening of the U.S. dollar. These remeasurement losses were partially offset by $3.6 million of realized and unrealized net gains on foreign currency derivatives.

Loss on Investments and Receivables - Affiliate

As a result of the SunEdison Bankruptcy, we recognized an $11.3 million loss on investment as a result of residential project cancellations. Further, we recognized an additional $4.8 million loss related to recording a bad debt reserve for outstanding receivables from the SunEdison Debtors.

Income Tax Provision

Income tax benefit from continuing operations was $13.2 million for the year ended December 31, 2015, compared to an income tax benefit of $4.7 million during the same period in 2014. The increased benefit in 2015 is primarily driven by the intraperiod allocation rules under ASC 740, as the Company recognized $14.6 million of offsetting income tax expense in other comprehensive loss. For the year ended December 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to us and due to lower statutory income tax rates in our foreign jurisdictions and due to the intraperiod allocation rule discussed above. For the year ended December 31, 2014, the tax benefits for losses realized prior to the IPO were recognized primarily because of existing deferred tax liabilities. As of December 31, 2015, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Pre-acquisition Net Loss of Renewable Energy Facilities Acquired from SunEdison

Pre-acquisition net loss of renewable energy facilities acquired from SunEdison was $1.6 million for the year ended December 31, 2015, compared to a net loss of $1.5 million during the same period in 2014. The change of $3.1 million was primarily due to the $45.4 million impairment charge related to a wind power plant due to a significant decline in power prices and a resulting decline in the fair value of the acquired wind plant as discussed above.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests including redeemable non-controlling interests, was $129.9 million for the year ended December 31, 2015. This was primarily the result of a $51.5 million loss attributable to SunEdison's and R/C US Solar Investment Partnership, L.P's ("Riverstone") interest in Terra LLC's net income during the year ended December 31, 2015 and a $72.4 million loss attributable to project-level tax equity partnerships. Net loss attributable to non-controlling interests was $44.5 million for the year ended December 31, 2014. This was the result of a $43.6 million loss attributable to SunEdison's and Riverstone's interest in Terra LLC's net loss during the period July 23, 2014 through December 31, 2014 and a $0.9 million loss attributable to project-level tax equity partnerships.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating Revenues, net

Operating revenues, net for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
(In thousands, other than MW data)	2014	2013	Change
Energy:
Solar	$92,436	$10,175	$82,261
Wind	—	—	—
Incentives:
Solar	34,720	8,541	26,179
Wind	—	—	—
Total operating revenues, net	$127,156	$18,716	$108,440

GWh sold	722.4	60.2
Net nameplate capacity (MW)[1]	928.1	57.2
_________

(1)	Operational at the end of the period.

Energy revenues increased by $82.3 million during the year ended December 31, 2014, compared to the same period in 2013, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from facilities achieving commercial operations	$32,420	$—	$32,420
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	53,880	—	53,880
Amortization of revenue contracts	(4,190)	—	(4,190)
Existing renewable energy facility energy revenue	151	—	151
	$82,261	$—	$82,261

Incentive revenue increased by $26.2 million during the year ended December 31, 2014, compared to the same period in 2013, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from facilities achieving commercial operations	$9,876	$—	$9,876
Increase in incentive revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	16,254	—	16,254
Existing renewable energy facility incentive revenue	49	—	49
	$26,179	$—	$26,179

Costs of Operations

Costs of operations for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	Change
Cost of operations:
Solar	$10,630	$1,112	$9,518
Wind	—	—	—
Cost of operations - affiliate:
Solar	8,063	1,068	6,995
Wind	—	—	—
Total cost of operations	$18,693	$2,180	$16,513

Cost of operations increased $9.5 million during the year ended December 31, 2014, compared to the same period in 2013, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to facilities achieving commercial operations	$5,016	$—	$5,016
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	4,098	—	4,098
Existing renewable energy facility cost of operations	404	—	404
	$9,518	$—	$9,518

Cost of operations - affiliate increased $7.0 million during the year ended December 31, 2014, compared to the same period in 2013, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to facilities achieving commercial operations	$3,141	$—	$3,141
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	4,057	—	4,057
Existing renewable energy facility cost of operations - affiliate	(203)	—	(203)
	$6,995	$—	$6,995

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
(In thousands)	2014	2013	Change
General and administrative expenses:
Solar	$14,566	$289	$14,277
Wind	—	—	—
Corporate	6,418	—	6,418
General and administrative expenses - affiliate:
Corporate	19,144	5,158	13,986
Total general and administrative expenses	$40,128	$5,447	$34,681

General and administrative expenses increased by $20.7 million compared to the year ended December 31, 2013, and general and administrative expenses - affiliate increased by $14.0 million compared to the year ended December 31, 2013 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase due to stock-based compensation expense	$5,787	$—
Increased project-level costs related to owning additional renewable energy facilities	11,828	—
Increased corporate costs due to growth and additional costs related to being a public company	3,080	13,986
Total change	$20,695	$13,986

Immediately prior to the closing of the IPO on July 23, 2014, we entered into the MSA with SunEdison. Pursuant to the MSA, we did not pay SunEdison any fees for general and administrative services provided to us in 2014. Total actual costs recognized for these services during the period from July 24, 2014 to December 31, 2014 was $17.5 million. The difference between actual costs and cash paid was treated as an equity contribution from SunEdison. The cash fees payable to SunEdison will be capped at $4.0 million in 2015, $7.0 million in 2016, and $9.0 million in 2017.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $15.2 million during the year ended December 31, 2014. These fees primarily consist of investment banking advisory fees and professional fees for legal and accounting services related to our consummated and pending acquisitions, including $5.0 million paid by SunEdison pursuant to the MSA. There were no acquisition and related costs for the year ended December 31, 2013.

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

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $35.5 million during the year ended December 31, 2014, compared to the same period in 2013, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization expense relating to facilities achieving commercial operations	$15,633	$—	$15,633
Increases in depreciation, accretion and amortization expense relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	20,372	—	20,372
Decreases in depreciation, accretion and amortization expense relating to existing renewable energy facility revenue	(456)	—	(456)
	$35,549	$—	$35,549

Interest Expense, Net

Interest expense, net for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
(In thousands)	2014	2013	Change
Corporate-level	$30,172	$—	$30,172
Non-recourse:
Solar	56,019	8,129	47,890
Wind	—	—	—
Total interest expense, net	$86,191	$8,129	$78,062

Interest expense, net, increased by $78.1 million during the year ended December 31, 2014, compared to the same period in 2013, primarily due to increased indebtedness related to non-recourse construction financings, non-recourse financing lease arrangements and borrowings under the Term Loan. In addition, the amortization of fees included in interest expense increased $25.6 million primarily due to deferred fees associated with the bridge facility, which was repaid upon completion of the IPO. During the period from July 24, 2014 to December 31, 2014, the Company received an equity contribution of $5.4 million pursuant to the Interest Payment Agreement. No amounts were received during the year ended December 31, 2013 pursuant to the Interest Payment Agreement.

Gain on Extinguishment of Debt, net

We incurred a net gain on the extinguishment of debt of $7.6 million for the year ended December 31, 2014 due primarily to the termination of our financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X portfolio of solar generation facilities. The net gain on extinguishment of debt for the year ended December 31, 2014 related to the following renewable energy facility portfolios:

(In thousands)	Year Ended December 31, 2014
U.S. Projects 2009-2013	$2,459
Alamosa	1,945
Stonehenge Operating	3,797
SunE Solar Fund X	(15,836)
Total net gain on extinguishment of debt	$(7,635)

There was no gain or loss on the extinguishment of debt for the year ended December 31, 2013.

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $14.0 million for the year ended December 31, 2014, primarily due to an unrealized loss on the remeasurement of intercompany loans, which are primarily denominated in British pounds, due to the strengthening of the U.S. dollar. These remeasurement losses were offset by other inconsequential foreign currency fluctuations. We incurred a net gain on foreign currency exchange of $0.8 million for the year ended December 31, 2013, primarily due to transactional gains primarily related to the construction of our solar generation facility in Chile.

Income Tax Provision

Income tax benefit was $4.7 million for the year ended December 31, 2014, compared to an income tax benefit of $0.1 million during the same period in 2013. For the year ended December 31, 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of a valuation allowance on the tax benefit attributed to the Company post IPO. The tax benefit for losses realized before the IPO on July 23, 2014 were recognized primarily because of existing deferred tax liabilities.

Pre-acquisition Net Loss of Renewable Energy Facilities Acquired from SunEdison

Pre-acquisition net loss of renewable energy facilities acquired from SunEdison was $1.5 million for the year ended

December 31, 2014, compared to a net loss of $1.6 million during the same period in 2013.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests was $44.5 million for the year ended December 31, 2014. This was the result of a $43.6 million loss attributable to SunEdison's and Riverstone's interest in Terra LLC's net loss during the period July 23, 2014 through December 31, 2014 and a $0.9 million loss attributable to project-level tax equity partnerships. No net loss was allocated to non-controlling interest holders in 2013.

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, service our debt and to fund cash dividends to our investors. We will also use capital in the future to finance expansion capital expenditures and acquisitions. Historically, our Predecessor's operations were financed as part of SunEdison's integrated operations and largely relied on internally generated cash flow as well as corporate and/or project-level borrowings to satisfy capital expenditure requirements. Our operations continue to be financed by internally generated cash flows as well as corporate and/or project-level borrowings to satisfy capital expenditure requirements. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated electricity sales, increased expenses, inability to distribute funds from our projects as a result of defaults under project-level financing arrangements, actions of SunEdison and other third parties, acquisitions, the consequences of the SunEdison Bankruptcy or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions that may negatively impact our business, operations and financial condition. Equity financing, if any, could result in the dilution of our existing stockholders and make it more difficult for us to maintain our dividend policy.

Liquidity Position

Total corporate liquidity, or liquidity available for corporate use, as of December 31, 2015 and 2014 was $548.0 million and $671.6 million, respectively. Corporate liquidity excludes $81.1 million and $12.0 million, respectively, of unrestricted cash held at our project subsidiaries, which was available for project expenses but not available for corporate use.

Total liquidity as of December 31, 2015 and 2014 was $629.2 million and $683.6 million, respectively, and was comprised of the following:

	As of December 31,
(In thousands)	2015	2014
Unrestricted corporate cash	$521,075	$450,705
Project-level distributable cash	24,403	5,848
Revolver availability	2,569	215,000
Total corporate liquidity	548,047	671,553
Project-level unrestricted cash	81,117	12,001
Total liquidity	$629,164	$683,554

Total liquidity as of October 31, 2016 was $553.8 million, comprised of unrestricted cash of $552.2 million and availability under the Revolver of $1.6 million. Total liquidity as of October 31, 2016, includes $31.2 million of unrestricted cash held at our project subsidiaries, which is available for project expenses but not available for corporate use. Total corporate liquidity as of October 31, 2016 was $522.6 million.

On November 25, 2016, Terra Operating LLC entered into a waiver agreement with the requisite lenders under the Revolver. In connection with this waiver, Terra Operating LLC made a prepayment of the revolving loans outstanding under the Revolver in an aggregate amount equal to $30.0 million and permanently reduced the revolving commitments and borrowing capacity under the Revolver and our liquidity by that amount. In connection with the consent agreement to the terms of the Revolver, Terra Operating LLC repaid $70.0 million of revolving loans outstanding under the Revolver on December 1, 2016 from proceeds received in connection with the Canadian project-level financing (as discussed in "Recent Developments") and permanently reduced the revolving commitments and borrowing capacity by such amount. As a result of these two commitment reductions, the total borrowing capacity under our Revolver has been reduced to $625.0 million as of December 1, 2016.

As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, we experienced defaults under most of our non-recourse financing agreements, which has currently caused $102.7 million of cash held at project subsidiaries to be trapped for distribution as of October 31, 2016. These defaults are generally curable and we are currently working with our project lenders and finance parties to obtain waivers and/or forbearance agreements as we seek to cure such defaults, however no assurances can be given that such waivers and/or forbearance agreements will be obtained.

Management believes that our current corporate liquidity position and distributable operating cash flows will be adequate to finance our short-term growth commitments, operating and maintenance capital expenditures, and other liquidity commitments. As discussed above in the context of current market conditions, management continues to regularly monitor our ability to finance the needs of the operating, financing and investing activities of our business within the dictates of prudent balance sheet management as our long-term growth will require additional capital.

Sources of Liquidity

Our principal sources of liquidity generally include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. We are currently limited in our ability to access the capital markets for our debt and equity securities at costs that are attractive to us. We expect that sources of funds that are available to us, including cash on hand and cash generated from our operations, will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements (including capital expenditures), as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.

Uses of Liquidity

Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) funding acquisitions, if any; (ii) debt service obligations; and (iii) cash dividends to investors. Generally, once commercial operation is achieved, renewable energy facilities do not require significant capital expenditures to maintain operating performance.

Funding Acquisitions

Commitments to Acquire Renewable Energy Facilities from SunEdison

As discussed in "Recent Developments" above within Item 1. Business, we have significantly reduced our short-term commitments to acquire additional renewable energy facilities from SunEdison. Our total liquidity as of December 31, 2015 will allow us to fund our remaining forward purchase commitments.

Commitments for Third Party Acquisitions

As of December 31, 2015, the Company had committed $62.8 million in cash to acquire renewable energy facilities from third parties with a combined nameplate capacity of 99.3 MW. Of this, we acquired solar generation facilities with a combined nameplate capacity of 0.7 MW during the first quarter of 2016 for $4.1 million. The remaining $58.7 million was committed to acquire two wind power plants with a combined nameplate capacity of 98.6 MW from Invenergy Wind which would be expected to be paid using cash on hand. This commitment expired on July 1, 2016. As a result, while the purchase agreement remains in force, Invenergy and the Company now have the right to terminate the purchase agreement with respect to these two additional facilities at any time. Invenergy Wind may be unwilling to extend this deadline or to do so on terms acceptable to the Company. The Company also may determine not to extend the commitment or consummate the acquisition. If the purchase agreement is terminated by either party, the Company will not purchase these facilities.

Debt Service Obligations

SunEdison is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of our non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, the Company has experienced defaults under most of its non-recourse financing agreements. Any corresponding contractual grace periods for the instruments in default have already expired as of the financial statement issuance date or the Company cannot assert at this time that it is probable that the violation will be cured within any remaining grace periods. While the Company is actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to these debt instruments. Additionally, as these defaults occurred prior to the issuance of the financial statements for the year ended December 31, 2015, $1.9 billion of the Company’s non-recourse long-term indebtedness has been reclassified to current as of December 31, 2015 as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date.

The aggregate contractual payments of long-term debt including financing lease obligations, and excluding amortization of debt discounts and premiums, due after December 31, 2015 are as follows:

(In thousands)	2016[1]	2017	2018	2019	2020	Thereafter	Total
Maturities of long-term debt and financing lease obligations[2]	$133,895	$107,388	$130,134	$581,400	$737,040	$2,913,076	$4,602,933
—————

(1)
The amount of long-term debt due in 2016 includes $14.5 million of construction debt for the utility-scale Call Right Projects located in the United States acquired in 2015 from SunEdison which was repaid by SunEdison during the first quarter of 2016. Also includes $30.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016 as discussed above.

(2)
Represents the contractual principal payment due dates for our long-term debt and financing lease obligations and does not reflect the reclassification of $1.9 billion of long-term debt to current as a result of debt defaults under most of our non-recourse financing arrangements as further discussed in Note 10. Long-term Debt to our consolidated financial statements.

Interest Payment Agreement

In connection with the closing of the IPO on July 23, 2014, we entered into the Interest Payment Agreement with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison agreed to pay all of the scheduled interest on the Term Loan through July 23, 2017, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). We received equity contributions totaling $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the year ended December 31, 2015. During the period from July 24, 2014 to December 31, 2014, we received an equity contribution of $5.4 million pursuant to the Interest Payment Agreement.

On January 28, 2015, concurrent with the issuance of the Senior Notes due 2023, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. The Amended Interest Payment Agreement amends and restates the Interest Payment Agreement, all in accordance with the terms of the Intercompany Agreement such that the amount of support provided by SunEdison remained the same despite the refinancing of the Term Loan. We received equity contributions totaling $6.6 million from SunEdison pursuant to the Amended Interest Payment Agreement during the year ended December 31, 2015. We received an $8.0 million equity contribution on February 3, 2016 from SunEdison in accordance with the Amended Interest Payment Agreement.

On July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement.  The notice alleges that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts. We do not expect SunEdison to perform under the Amended Interest Payment Agreement going forward. On September 25, 2016, the Company filed its intial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the sponsorship arrangement between the Company and SunEdison which included the Support Agreement and Intercompany Agreement. We intend to continue to contest the validity of the termination notice.

Cash Dividends to Investors

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

On November 9, 2015, the Company declared a quarterly dividend for the third quarter of 2015 on the Company's Class A common stock of $0.35 per share, or $1.40 per share on an annualized basis. The third quarter dividend was paid on December 15, 2015 to shareholders of record as of December 1, 2015.

We have not declared or paid a dividend for the fourth quarter of 2015 or the first, second or third quarter of 2016. We believe it is prudent to defer any decisions on paying dividends to our shareholders for the time being. As such, we have not caused Terra LLC to make any distributions with respect to the fourth quarter of 2015 or the first, second or third quarter of 2016 to its members (including to TerraForm Power as the sole holder of the Class A units and to SunEdison as the sole holder of the Class B units). In light of SunEdison’s failure to perform under its Sponsorship Arrangements, including the Management Services Agreement and Interest Payment Agreement, and the risks that we face described in this Form 10-K, we cannot give any assurance that there will not be a substantial reduction in our cash available for distribution and in any dividends that we pay in the future on an annualized basis in comparison to the annualized dividends that we have paid in the past.

Incentive Distribution Rights

IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit and the target distribution levels have been achieved. Upon the completion of the IPO, SunEdison holds 100% of the IDRs. As of December 31, 2015, there were no Class B1 units of Terra LLC outstanding. There were no IDR payments made by us during the years ended December 31, 2015, 2014 and 2013.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash provided by (used in) operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Year Ended December 31,
	2015	2014	Change
Net cash provided by operating activities	$124,260	$84,227	$40,033
Net cash used in investing activities	(3,172,411)	(1,799,636)	(1,372,775)
Net cash provided by financing activities	3,208,593	2,183,091	1,025,502

Net Cash Provided By Operating Activities

The increase in net cash provided by operating activities is driven by an increase in operating income, excluding the impact of non-cash items compared to the year ended December 31, 2014.

Net Cash Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $3.2 billion, which includes $617.6 million of cash paid to third parties for the construction of renewable energy facilities and $2.5 billion of cash paid for third party acquisitions. When SunEdison contributes renewable energy facilities, we recast our statement of cash flows to present construction costs incurred by SunEdison as if they were our construction costs. SunEdison continues to maintain the construction related liabilities for all renewable energy facilities. Net cash used in investing activities for the year ended December 31, 2014 was $1.8 billion, which includes $1.1 billion of cash paid to third parties for the construction of renewable energy facilities and $644.9 million of cash paid to third parties for acquisitions of renewable energy facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $3.2 billion, which consisted of $921.6 million of net proceeds from our equity offering, $946.0 million of proceeds from the issuance of Senior Notes due 2023, $300.0 million of proceeds from the issuance of Senior Notes due 2025, $655.0 million of net proceeds from Revolver borrowings and $1.4 billion of net proceeds from non-recourse financing arrangements, partially offset by $573.5 million repayment of our term loan, $515.5 million of principal payments on non-recourse long-term debt and dividend payments of $88.7 million. Net cash provided by financing activities for the year ended December 31, 2014 was $2.2 billion, which was primarily attributable to $770.4 million of net proceeds from the IPO, $575.0 million of proceeds from the issuance of our term loan, $471.9 million of net proceeds from non-recourse financing arrangements and $405.1 million of contributions from SunEdison to fund capital expenditures.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Year Ended December 31,
	2014	2013	Change
Net cash provided by (used in) operating activities	$84,227	$(7,852)	$92,079
Net cash used in investing activities	(1,799,636)	(269,238)	(1,530,398)
Net cash provided by financing activities	2,183,091	278,131	1,904,960

Net Cash Provided By Operating Activities

The increase in net cash provided by (used in) operating activities is primarily driven by the receipt of $68.7 million from the non-controlling interest member for the allocation of ITCs to tax equity investors, which will be amortized to revenue over the life of the investment tax credit recapture period. The remaining increase compared to the year ended December 31, 2013 is primarily attributable to the timing of cash payments to SunEdison for reimbursement of operating expenses paid by those entities and the impact of operating results for renewable energy facilities acquired during the year ended December 31, 2014.

Net Cash Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $1.8 billion, which includes $1.1 billion of cash paid to third parties for the construction of renewable energy facilities and $644.9 million of cash paid to third parties for acquisitions of renewable energy facilities. When SunEdison contributes renewable energy facilities, we recast our statement of cash flows to present construction costs incurred by SunEdison as if they were our construction costs. SunEdison continues to maintain the construction related liabilities for all renewable energy facilities. Net cash used in investing activities for the year ended December 31, 2013 was $269.2 million, which is primarily attributable to $210.4 million of cash paid to third parties for construction of renewable energy facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $2.2 billion, which was primarily attributable to $770.4 million of net proceeds from the IPO, $575.0 million of proceeds from the issuance of our term loan, $471.9 million of net proceeds from non-recourse financing arrangements and $405.1 million of contributions from SunEdison to fund capital expenditures. Net cash provided by financing activities for the year ended December 31, 2013 was $278.1 million, which was primarily attributable to $304.7 million of net proceeds from non-recourse financing arrangements.

Contractual Obligations and Commercial Commitments

We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2015.

	Payment due by Period
Contractual Cash Obligations (in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (principal)[1]	$123,927	$98,269	$120,882	$562,432	$727,720	$2,833,109	$4,466,339
Long-term debt (interest)[2]	227,674	224,641	219,388	183,976	161,398	724,376	1,741,453
Financing lease obligations[3]	9,968	9,119	9,252	18,968	9,320	79,967	136,594
Purchase obligations[4]	63,647	65,415	66,831	68,364	59,268	579,028	902,553
Renewable energy facilities from SunEdison	257,837	—	—	—	—	—	257,837
Purchase of renewable energy facilities from third parties	62,795	—	—	—	—	—	62,795
Management services agreement	7,000	9,000	—	—	—	—	16,000
Total contractual obligations	$752,848	$406,444	$416,353	$833,740	$957,706	$4,216,480	$7,583,571
———

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $1.8 billion of long-term debt to current as a result of debt defaults under most of our non-recourse financing arrangements as further discussed in Note 10. Long-term Debt to our consolidated financial statements. The 2016 amount includes $30.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016 as further discussed in Note 10. Long-term Debt to our consolidated financial statements.

(2)	Includes fixed rate interest and variable rate interest using December 31, 2015 rates.

(3)
Represents the minimum lease payment due dates for our financing lease obligations and does not reflect the reclassification of $99.1 million of financing lease obligations to current as a result of debt defaults under most of our non-recourse financing arrangements as further discussed in Note 19. Long-term Debt to our consolidated financial statements.

(4)	Consists primarily of contractual payments due for operation and maintenance services, asset management services, and operating leases.

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

Business Combinations

The Company accounts for its business combinations by recognizing in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at fair value at the acquisition date. The Company also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity's financial statements to evaluate the nature and financial effects of the business combination. In addition, acquisition costs related to business combinations are expensed as incurred. Business combinations is a critical accounting policy as there are significant judgments involved in the allocation of acquisition cost.

When we acquire renewable energy facilities, we allocate the purchase price to (i) the acquired tangible assets and liabilities assumed, primarily consisting of land, plant, and long-term debt, (ii) the identified intangible assets and liabilities, consisting of the value of favorable and unfavorable rate PPAs and REC agreements and the in-place value of market rate PPAs, (iii) non-controlling interests, and (iv) other working capital items based in each case on their fair values in accordance with ASC 805.

We generally engage independent appraisers to assist with the estimates and methodologies used such as a replacement cost approach, or an income approach or excess earnings approach. Factors considered by management in its analysis include considering current market conditions and costs to construct similar facilities. We also consider information obtained about each facility as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired or assumed. In estimating the fair value, we also establishes estimates of energy production, current in-place and market power purchase rates, tax credit arrangements, and operating and maintenance costs. A change in any of the assumptions above, which are subjective, could have a significant impact on the results of operations.

The allocation of the purchase price directly affects the following items in our consolidated financial statements:

•	The amount of purchase price allocated to the various tangible and intangible assets, liabilities, and non-controlling interests on our balance sheet;

•
The amounts allocated to the value of favorable and unfavorable rate PPAs and REC agreements are amortized to revenue over the remaining non-cancelable terms of the respective arrangement. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense; and

•
The period of time over which tangible and intangible assets are depreciated or amortized varies, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the remaining respective life of the revenue contract, which normally range from 10 to 25 years. The Company depreciates its renewable energy facilities over the estimated useful lives of the facilities of 20 to 30 years, but does not depreciate our land. These differences in timing could have an impact on our results of operations.

One of our acquisitions completed in 2015 is presented with a preliminary purchase price allocation. Certain information necessary, primarily valuation of individual assets and liabilities assumed, is preliminary and was not complete. We do not expect changes to the preliminary purchase price allocation to have a material effect on our reported operating results or financial statements.

Non-controlling Interests and Hypothetical Liquidation at Book Value ("HLBV")

Non-controlling interests represents the portion of net assets in consolidated entities that are not owned by the Company. The Company has determined for certain of its consolidated subsidiaries, the allocation of economics between controlling and third party non-controlling interests does not correspond to ownership percentages. In order to reflect the substantive profit sharing arrangements, the Company has determined that the appropriate methodology for determining the value of non-controlling interests is a balance sheet approach using the HLBV method.

Under the HLBV method, the amounts reported as non-controlling interest on the consolidated balance sheets represent the amounts the third party investors could hypothetically receive at each balance sheet reporting date based on the liquidation provisions of the respective operating partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third party, non-controlling interests in the consolidated statements of operations and statements of comprehensive income are determined based on the difference in the carrying amounts of non-controlling interests on the consolidated balance sheets between reporting dates, adjusted for any capital transactions between the Company and third party investors that occurred during the respective period. Non-controlling interests are reported as a component of equity in the consolidated balance sheets.

Where, prior to the commencement of operating activities for a respective renewable energy facility, HLBV results in an immediate change in the carrying value of non-controlling interest on the consolidated balance sheet due to the recognition of investment tax credits or other adjustments as required by the U.S. Internal Revenue Code, the Company defers the recognition of the respective adjustments and recognizes the adjustments in non-controlling interest on the consolidated statement of operations on a straight-line basis over the expected life of the underlying assets giving rise to the respective difference. Similarly, where the Company has acquired a controlling interest in a partnership and there is a resulting difference between the initial fair value of non-controlling interest and the value of non-controlling interest as measured using HLBV, the Company initially records non-controlling interest at fair value and amortizes the resulting difference over the remaining life of the underlying assets.

Restricted Cash

Restricted cash consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements and funds held within the Company's project companies that are restricted for current debt service payments and other purposes in accordance with the applicable debt agreements. These restrictions include: (i) cash on deposit in collateral accounts, debt service reserve accounts and maintenance reserve accounts; and (ii) cash on deposit in operating accounts but subject to distribution restrictions related to debt defaults existing as of the balance sheet date.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU No. 2014-09 will become effective for us on January 1, 2018. Early application is permitted but not before January 1, 2017. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of ASU No. 2014-09 on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. We evaluated the impact of ASU No. 2015-02 on our consolidated financial statements, which resulted in certain of our consolidated subsidiaries to be considered variable interest entities. No unconsolidated investments are expected to be consolidated and no consolidated subsidiaries are expected to be deconsolidated as a result of implementing this standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in which an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 and ASU No. 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. The effect of implementing this ASU is expected to be limited to a reclassification of debt issuance costs classified as an asset to debt.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share, which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control. ASU No. 2015-06 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. Our accounting policies for earning per share are consistent with the guidance in ASU No. 2015-06, therefore, there is no effect of ASU No. 2015-06 on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for us on a prospective basis on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. We have early adopted ASU No. 2015-16 effective as of December 31, 2015, which did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes instructing reporting entities to classify deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The provisions of ASU No. 2015-17 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. A reporting entity should apply the amendment prospectively or retrospectively. We have early adopted ASU No. 2015-17 effective December 31, 2015 using the prospective method allowed under the standard and prior periods were not retrospectively adjusted. There would have been no impact due to ASU No. 2015-17 on our consolidated financial statements as of December 31, 2014.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect of ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 31, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The amendments of ASU No. 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting with no retroactive adjustment to the investment. In addition, ASU No. 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance in ASU No. 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-07 is required to be applied prospectively and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments of ASU No. 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU No. 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The amendments of ASU No. 2016-15 are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods in those fiscal years. Early adoption is permitted, including adoption in an interim fiscal period with all amendments adopted in the same period. The adoption of ASU No. 2016-15 is required to be applied retrospectively. We are currently evaluating the impact of the standard on our consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU No. 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The amendments of ASU No. 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the standard on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

The financial statements and schedules are listed in Part IV, Item 15. Exhibits, Financial Statement Schedules of this annual report on Form 10-K and are incorporated by reference herein. Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 in 2015 and 2014 are included in Note 23 - Quarterly Financial Information to our consolidated financial statements in this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the Management Services Agreement, SunEdison provides the systems and personnel for our financial reporting and control processes (such as information technology, enterprise resource management and accounting systems) and, as a result, our financial reporting and control processes rely to a significant extent on SunEdison systems and personnel. SunEdison has not performed as obligated under the Management Services Agreement, in particular with respect to financial reporting and control matters.

We carried out an evaluation as of December 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015, based on the material weaknesses discussed in Management’s Report on Internal Control Financial Reporting set out below.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this annual report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2015, management conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on management’s assessment using these criteria, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective as further described below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2015, we identified the following material weaknesses:

The Company, and SunEdison as our service provider for all matters related to financial reporting processes and controls, did not maintain an effective control environment, risk assessment process, information and communication process and monitoring activities based on the following:

•
The Company did not have effective Board oversight and management monitoring activities over the information technology system development and implementation of financial reporting processes and internal controls established by the parent company service provider;

•
The Company did not have a sufficient number of trained resources with assigned responsibility and accountability for financial reporting processes and the design and effective operation of internal controls conducted by the parent company service provider;

•
The Company did not have an effective risk assessment process that identified and assessed necessary changes in generally accepted accounting principles, financial reporting processes and internal controls, in response to risks of fraud and error impacted by changes in the business model resulting from rapid growth from acquisitions, changes in information systems, changes at SunEdison, and transition of key personnel;

•
The Company did not have effective information and communication processes that ensured appropriate and accurate information was available to financial reporting personnel on a timely basis in order that they could fulfill their roles and responsibilities; and

•	The Company did not have effective monitoring activities in place to assess whether the components of internal control were present and functioning.

Accordingly, the Company, and SunEdison as our service provider for all matters related to financial reporting processes and controls, did not have effective control activities over the following:

•
The Company did not have effective general information technology controls (GITCs), specifically, system development, program change, and access GITCs over the consolidation and Solar segment operating systems, databases, and IT applications. Also, the Company did not have effective access controls over the Wind Segment operating system, databases, and IT applications. Accordingly, process level automated controls and compensating manual controls that were dependent upon the information derived from IT systems were also deemed ineffective.

•
The Company did not have effective controls over the completeness, existence, and accuracy of revenues, specifically, process level controls over the price and quantity inputs to revenue and accounts receivable transactions were not adequately designed and performed.

•
The Company did not have effective operation of reconciliation controls over the completeness, existence and accuracy of various balance sheet accounts. Specifically, the reconciliation controls did not adequately investigate, resolve and correct reconciling items on a timely basis.

•	The Company did not have effective controls over the completeness, existence and accuracy of allocated general and administrative expenses including payroll and other costs shared with SunEdison.

•	The Company did not have effective controls over the completeness, existence and accuracy of the transfer of historical costs related to renewable energy facilities acquired from SunEdison.

•
The Company did not have effective controls over the completeness and presentation of restricted cash. Specifically, the Company’s policies and procedures to record restricted cash were not applied consistently across accounts.

•
The Company did not have effective controls over the completeness and accuracy of information used in goodwill impairment, business combinations, hypothetical liquidation of book value, debt covenant compliance and going concern processes.

These control deficiencies resulted in several material misstatements to the preliminary consolidated financial statements that were corrected prior to the issuance of the audited consolidated financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2015.

In December 2015, the Company completed the acquisition of Invenergy, whose financial statements constitute $2.4 billion of total assets and $9.1 million of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2015. In accordance with SEC regulations, management has elected to exclude this acquisition from its 2015 assessment of and report on internal control over financial reporting.

Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears on page 133 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, SunEdison, our financial reporting and internal control service provider, completed the implementation of a new ERP system used to process our financial transactions. SunEdison performed testing of effectiveness of internal controls over financial reporting in regards to this ERP system and a new global consolidation system that was implemented during the third quarter. Completion of this testing identified the material weakness of internal controls described above in relation to the general information and technology controls over the ERP system and the consolidation system. Except for the material weaknesses described above, there were no other changes in our internal control over financial reporting identified during the quarter or year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Remediation Plan

We are in the process of developing our remediation plan, which among other matters, is dependent on determining the level of SunEdison involvement as our outsourced service provider. We expect our remediation efforts to result in significant changes to our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is a list of names, ages and a brief account of the business experience of persons who serve as our executive officers, other key officers and directors.

Name	Age	Position
Peter Blackmore	69	Interim Chief Executive Officer, Director and Chairman
Rebecca Cranna	46	Executive Vice President and Chief Financial Officer
Sebastian Deschler	45	Senior Vice President, General Counsel and Secretary
Thomas Studebaker	38	Chief Operating Officer
David Rawden	59	Interim Chief Accounting Officer
David Ringhofer	36	Director
Gregory Scallen	46	Director
Hanif “Wally” Dahya	61	Director
Christopher Compton	66	Director
John Stark	65	Director
David Springer	48	Director
Kerri L. Fox	48	Director
Edward "Ned" Hall	57	Director
Marc S. Rosenberg	58	Director

Peter Blackmore, Interim Chief Executive Officer, Director and Chairman

Mr. Blackmore has served as Chairman of our board of directors since his appointment on November 20, 2015. Mr. Blackmore was a member of SunEdison’s Board of Directors from 2006 until his resignation on November 20, 2015. He has also served as President, Chief Executive Officer and a member of the Board of Directors of ShoreTel, Inc., an Internet protocol communications company from December 2010 until his retirement in August 2013. From July 2008 until September 2010, Mr. Blackmore served as President, Chief Executive Officer and a member of the board of directors of UTStarcom, Inc., an Internet protocol company. From July 2007 to July 2008 he was President and Chief Operating Officer for UTStarcom. Before this position, Mr. Blackmore had been Executive Vice President of Unisys Corporation from February 2005 to July 2007. From 1991 through August 2004, Mr. Blackmore served in various roles at Compaq Computer Corporation, and Hewlett-Packard Company, or HP, most recently as Executive Vice President of the Customer Solutions Group at HP from May 2004 through August 2004, and as Executive Vice President of the Enterprise Systems Group at HP from 2002 to May 2004. Prior to the merger of Compaq and HP, he served as Senior Vice President of Worldwide Sales and Service of Compaq from 2000 through 2002 and Senior Vice President of Worldwide Sales and Marketing of Compaq from 1998 through 2000. Mr. Blackmore was a member of the Board of Directors of Multi-Fineline Electronix, Inc. from 2005 to 2008. Mr. Blackmore has significant experience in the computer and telecommunications industries. In addition, he has significant experience in China and India through his work with HP and UTStarcom. Mr. Blackmore brings to the Company extensive sales and marketing experience in consumer and related markets, including senior management responsibility. He also brings to the Company the experience obtained by his prior service as the chief executive officer of two publicly-listed companies. Mr. Blackmore also serves as the Interim Chief Executive Officer, Director and Chairman of TerraForm Global, Inc.

Rebecca Cranna, Executive Vice President and Chief Financial Officer

Ms. Cranna was appointed Executive Vice President and Chief Financial Officer on November 22, 2015. Ms. Cranna previously served as Senior Vice President and Chief Financial Officer, Global Asset Management, of SunEdison, a position she held since May 2015. From September 2014 to May 2015, Ms. Cranna served as Senior Vice President of Asset and Risk Management for TerraForm Power with operations responsibility for TerraForm’s operating power plant fleet. She also currently serves as an executive officer of Silver Ridge Power, LLC (“Silver Ridge Power”), a solar power company jointly owned by an affiliate of SunEdison and Riverstone Holdings LLC with operations in seven countries. Previously, she was Chief Financial Officer at Silver Ridge Power from 2010 until 2014, with operations and finance responsibilities. Prior to that, she served as a Vice President of AES Corporation from 2006 to 2009, where she led the credit review group, reporting to the General Counsel and Board of Directors, and was a Managing Director in the corporate development group focused on M&A.

From 1992 to 2006, Ms. Cranna served at AES in various positions of increasing responsibility, focusing on greenfield power project development for coal, gas, and hydro-electric power plants, non-recourse project financings, and M&A across multiple geographies including Latin America, the Caribbean, Africa and United States. Ms. Cranna holds a B.A. in Human Biology from Stanford University. The Company believes that Ms. Cranna’s extensive financial experience and history of leadership will enable her to effectively supervise the Company’s financial operations. Ms. Cranna also serves as the Executive Vice President and Chief Financial Officer of TerraForm Global, Inc.

Sebastian Deschler, Senior Vice President, General Counsel and Secretary

Mr. Deschler was appointed as our Senior Vice President, General Counsel and Secretary in January 2014. Mr. Deschler joined SunEdison in 2007 and previously served as Vice President and Head of Legal, EMEA and Latin America at SunEdison. He has played a leading role in the international expansion of SunEdison, and led a number of large and innovative debt and equity transactions that have been recognized as setting precedents for the industry. Before joining SunEdison, Mr. Deschler was an attorney at major law firms in Washington D.C., handling project finance, regulatory and corporate matters. Mr. Deschler holds a Master of Laws (LL.M.) degree from New York University, where he was a Fulbright Scholar, and a law degree from the University of Bonn, Germany. He is admitted to practice law in New York, Washington D.C. and Germany.

Thomas Studebaker, Chief Operating Officer

Mr. Studebaker has served as our Chief Operating Officer since July 2016. Mr. Studebaker, age 38, is a Managing Director in AlixPartners, LLPs’ (“AlixPartners”) Turnaround & Restructuring practice in the Boston office, joining the firm in 2008. Previously, he spent two years with a boutique restructuring group in Chicago and four years with PricewaterhouseCoopers in that firm’s assurance and business advisory services practice. Previously, he has acted as the Chief Financial Officer to Metro Fuel Oil Corp., as well as the Chief Financial Officer to a privately held global consulting company. Mr. Studebaker holds an MBA from the J. L. Kellogg School of Management at Northwestern University and a Bachelor of Business Administration in accounting from the University of Notre Dame. He is a certified public accountant licensed in the state of Massachusetts and a member of the Turnaround Management Association, the American Bankruptcy Institute, and the Association of Insolvency & Restructuring Advisors. Mr. Studebaker also serves as the Chief Operating Officer of TerraForm Global, Inc.

David Rawden, Interim Chief Accounting Officer

Mr. Rawden has served as our Interim Chief Accounting Officer since July 2016. Mr. Rawden, age 59, is a Director in AlixPartners’ Turnaround and Restructuring practice. He joined AlixPartners in 1990. Most recently, he was Chief Financial Officer for a privately held regional specialty trucking company. Mr. Rawden was also Interim Chief Financial Officer for Exopack Holding, a privately held SEC registered, manufacturer of flexible packaging, Chief Financial Officer for X-Rite, a private/public manufacturer of Electro/Optical color measurement devices, Chief Financial Officer for Allied Holdings, a publicly traded transportation company, Chief Financial Officer for a regional transportation and warehousing company, Chief Financial Officer for the Savannah College of Art and Design and interim Chief Financial Officer for a privately held global sporting event company. Mr. Rawden earned a Master of Management in finance and economics from Northwestern University, and a Bachelor of Arts in accounting from Michigan State University. He is a certified public accountant in the state of Michigan. Mr. Rawden also serves as the Interim Chief Accounting Officer of TerraForm Global, Inc.

David Ringhofer, Director

Mr. Ringhofer was appointed to our board on May 26, 2016. Mr. Ringhofer serves as the Head of Legal, Corporate of SunEdison, a position he has held for the past year. Mr. Ringhofer has been with SunEdison since 2009 and previously held various positions, including Assistant General Counsel, Solar Materials and New Ventures and International Tax Counsel. In these roles, Mr. Ringhofer managed the structuring of technology monetization opportunities, was actively involved in the company’s initial public offerings of subsidiary divisions, M&A planning and execution, strategic supply chain structuring and international repatriation strategies. Before joining SunEdison, Mr. Ringhofer spent 5 years in the International Tax practice of PricewaterhouseCoopers, LLP in various roles. The Company believes that Mr. Ringhofer’s leadership, legal and financial expertise will enable him to contribute significant managerial and strategic oversight skills to the Company. Mr. Ringhofer also serves as a director of TerraForm Global, Inc.

Hanif “Wally” Dahya, Director

Mr. Dahya was appointed to our board of directors in connection with the completion of our IPO. Mr. Dahya has served as the Chief Executive Officer of the Y Company LLC, a private investment firm that specializes in restructuring distressed assets in the emerging markets, focusing on telecommunications, Energy, and Environmental Industries since 2007. Before founding the Y Company LLC, Mr. Dahya was a Partner at Sandler O’Neill & Partners LP, a full service investment banking firm specializing in serving financing institutions, from 1991 to 1997. Prior to that, Mr. Dahya worked at EF Hutton & Company, Inc. in the Corporate Finance group, served as a Managing Director at LF Rothschild & Company, Inc., and was a Managing Director at UBS Securities Inc. Mr. Dahya is currently a member of the board of directors of New York Community Bancorp, Inc., for which he chairs the Investment Committee and the New York Commercial Bank Credit Committee and is a member of the Audit Committee, Nominating and Corporate Governance Committee, Risk Assessment Committee, Capital Adequacy Committee and the Asset Liability Committee. Mr. Dahya brings valuable energy industry and public company board experience to our board of directors. Mr. Dahya serves as chair of the Audit Committee of the Board. Mr. Dahya also serves as a director of TerraForm Global, Inc. and as chair of the audit committee of the board of directors of our affiliate TerraForm Global, Inc.

Christopher Compton, Director

Mr. Compton was elected to our board of directors on November 20, 2015. Mr. Compton served in various senior finance positions with Chiquita Brand International, Inc. from 1987 to 2012 after which he retired. Following his retirement, Mr. Compton has worked as an independent consultant. Mr. Compton adds an accomplished international banking, capital markets and corporate finance background to our Board and possesses extensive financial experience from his tenure with a large public company. Mr. Compton serves as a member of the Corporate Governance and Conflicts Committee and the Audit Committee of the Board. Mr. Compton also serves as a director of TerraForm Global, Inc. and as a member of the corporate governance and conflicts committee and audit committee of the board of directors of TerraForm Global, Inc.

John Stark, Director

Mr. Stark was appointed to our board of directors on November 20, 2015. Mr. Stark currently is the Chief Financial Officer of Imergy Power Systems and has served in such capacity since December 2013. From May 2007 to November 2013, Mr. Stark served as Chief Financial Officer of BrightSource Energy and from April 2004 to May 2007 served as Chief Financial Officer of SVB Financial Group. Prior to his employment in such roles, Mr. Stark served in a variety of senior management capacities for public and private energy companies, including serving in a number of financial positions for PG&E Corp. for over twenty years. Mr. Stark brings to the Company significant financial expertise and experience obtained from his prior service as the Chief Financial Officer for multiple public and private companies, as well as a long history of experience in the energy industry. Mr. Stark serves as a chair of the Corporate Governance and Conflicts Committee and a member of the Audit Committee of the Board. Mr. Stark also serves as a director of TerraForm Global, Inc. and as a member of the corporate governance and conflicts committee and the audit committee of the board of directors of TerraForm Global, Inc.

Gregory Scallen, Director

Mr. Scallen has been a member of our board of directors since July 24, 2016 having previously served as an observer of the board since June 24, 2016. He served as Head of Legal, Global EPC, Procurement and EHS for SunEdison since June of 2014. Mr. Scallen joined SunEdison in March of 2011 and has held various roles of increasing responsibility including Vice President Legal, Canada. Mr. Scallen has worked in the power industry for 20 years, with extensive experience in the areas of utility scale development, green energy development, aboriginal law, financing, real estate and regulatory compliance. Prior to joining SunEdison, Mr. Scallen held various positions at Ontario Power Generation with a focus on utility scale hydroelectric development. Mr. Scallen was the Chair of the Canadian Solar Industries Association for 2014 and a member of the Ontario Clean Energy Task Force established by the Minister of Energy and the Minister of Economic Development in 2013 for the Province of Ontario. Mr. Scallen adds extensive energy industry experience and legal expertise to our Board. Mr. Scallen also serves as a director of TerraForm Global, Inc.

David Springer, Director

Mr. Springer, age 48, has been a member of our board of directors since August 30, 2016. He has extensive experience as an operations executive. He currently also serves as the Senior Vice President, Global EPC Operations, of SunEdison, a position he has held since May 2015. Among other things, he oversees the construction and delivery of all solar and wind projects for SunEdison. Previously, Mr. Springer served as Chief Operating Officer of SunEdison’s Solar Materials Division overseeing their global operations. Mr. Springer joined SunEdison in 2011 as the Vice President of Manufacturing Operations for the MEMC Semiconductor Business Unit. Prior to joining SunEdison, Mr. Springer held multiple leadership positions at Freescale Semiconductor in Operations, Manufacturing and Engineering. Mr. Springer served as a United States Navy Submarine Officer and holds a B.S. in Marine Engineering, United States Naval Academy (Annapolis, MD) and a M.S. equivalent in Nuclear Engineering, United States Navy (Orlando, FL). Mr. Springer brings extensive operations and management experience to our Board. Mr. Springer also serves as a director of TerraForm Global, Inc.

Kerri L. Fox, Director

Ms. Fox, age 48, joined the Board of the Company on November 21, 2016 and has more than 20 years of experience structuring and executing financings for energy and infrastructure projects globally, including multiple wind and solar transactions. Until September 2016, Ms. Fox served as Managing Director and Head, Project Finance, North America for BBVA Securities Inc. Prior to joining BBVA, Ms. Fox ran the Global Export and Project Finance business for Fortis Capital Corp. from New York, and held various roles in the Structured and Project Finance Group at Deutsche Bank. Ms. Fox began her career as an attorney at Milbank, Tweed, Hadley & McCloy. She currently also serves on the Board of Directors of Alterra Power Corp., a Vancouver-based developer, owner and operator of wind, solar, hydro and geothermal assets. Ms. Fox has a JD from Harvard Law School and an AB in International Relations and Russian Studies from Brown University. The Company believes that Ms. Fox’s project finance experience adds valuable financial and managerial oversight to the Board.

Edward "Ned" Hall, Director

Mr. Hall, age 57, joined the Board of the Company on November 21, 2016 and also currently serves as an independent director and member of the Nominating and Governance Committee of the board of directors of General Cable, a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets. Mr. Hall also serves as a non-executive director of Globeleq, the leading independent power producer in sub-Saharan Africa. He is a member of the board of directors of Green Conversion Systems, a developer and operator of energy from waste facilities in North America, the Caribbean and South America. Mr. Hall is the Vice Chairman of Japan Wind Development Co., Ltd., a developer and operator of wind generation projects. From April 2013 until February 2015, Mr. Hall served as the Executive Vice President – Chief Operating Officer of Atlantic Power Corporation. Prior to Atlantic Power, Mr. Hall spent more than 24 years working in the energy sector at AES Corporation, a publicly traded global power company. While at AES Corporation, Mr. Hall held various positions including Managing Director, Global Business Development from 2003 to 2005; President, Wind Generation from 2005 to 2008; President, North America from 2008 to 2011; and Chief Operating Officer, Global Generation from 2011 to 2013. Mr. Hall previously served as a chairman of the board of the American Wind Energy Association and as member of its board. Mr. Hall holds a Master of Science degree in Management from the MIT Sloan School of Management and a Bachelor of Science in Mechanical Engineering from Tufts University. Mr. Hall brings an accomplished background in the energy industry to our Board.

Marc S. Rosenberg, Director

Mr. Rosenberg, age 58, joined the Board of the Company on November 21, 2016, and has spent over 23 years as a partner at Cravath, Swaine & Moore LLP, where he founded and co-chaired the firm’s Corporate Governance and Board Advisory Practice. Prior to his retirement in 2013, Mr. Rosenberg advised boards of directors, board committees and senior management in connection with crisis management, governmental investigations, corporate governance matters and other special situations. Mr. Rosenberg's legal practice also included extensive experience in mergers and acquisitions, financings and other corporate transactions. He currently serves as a Director Emeritus at New York Lawyers for the Public Interest, and previously served as a Director from 2011 to 2014. Mr. Rosenberg holds a J.D., from Harvard Law School, magna cum laude, and an A.B. from Princeton University, summa cum laude. Mr. Rosenberg adds legal expertise and an accomplished background in corporate governance to our Board.

BOARD LEADERSHIP STRUCTURE

Our board of directors consists of ten members, increased from seven members on November 21, 2016. For more information on changes in the composition and size of our board, please see “Business - Recent Updates - Governance and management changes.” The board is responsible for, among other things, overseeing the conduct of our business, reviewing and, where appropriate, approving our long-term strategic, financial and organizational goals and plans, and reviewing the performance of our chief executive officer and other members of senior management. Following the end of each year, our board of directors will conduct an annual self-evaluation, which includes a review of any areas in which the board of directors or management believes the board of directors can make a better contribution to our corporate governance, as well as a review of the committee structure and an assessment of the board of directors’ compliance with corporate governance principles. In fulfilling the board of directors’ responsibilities, directors have full access to our management and independent advisors.

CORPORATE GOVERNANCE AND BOARD MATTERS

Independence of the Board of Directors

For purposes of the applicable stock exchange rules, we are a “controlled company.” Controlled companies under those rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. SunEdison, Inc. or “our Sponsor,” controls more than 50% of the combined voting power of our common stock and, as a result, has and will continue to have the right to designate a majority of the members of our board of directors for nomination for election and the voting power to elect such directors.

Specifically, as a controlled company, we are not required to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors, (iii) a compensation committee composed entirely of independent directors or (iv) an annual performance evaluation of the nominating and corporate governance and compensation committee. We currently rely on the exceptions with respect to having a majority of independent directors, establishing a compensation committee or nominating committee and annual performance evaluations of such committees. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the applicable stock exchange rules. The controlled company exemption does not modify the independence requirements for the audit committee, and we comply with the requirements of the Sarbanes-Oxley Act and the applicable NASDAQ rules, which require that our audit committee be composed of at least three members, each of whom is independent. In addition, we maintain a Corporate Governance and Conflicts Committee comprised of at least three independent directors. Our directors (other than Ms. Fox, Mr. Hall and Mr. Rosenberg) are also directors of TerraForm Global Inc. See the risk factor entitled “We may have conflicts of interest with TerraForm Global” in Item 1A. Risk Factors for more information.

Information regarding the board of directors and its Committees

The standing committees of our board of directors consists of an Audit Committee and a Corporate Governance and Conflicts Committee. Each of the committees reports to the board of directors as they deem appropriate and as the board may request. The composition, duties and responsibilities of these committees are set forth below. The following table provides membership and meeting information for each of the board committees during 2015:

Name	Audit	Corporate Governance & Conflicts
Ahmad Chatila[1]	—	—
Peter Blackmore[2]	—	—
Brian Wuebbels[4]	—	—
Carlos Domenech Zornoza[4]	—	—
Hanif “Wally” Dahya	Chairperson	Member
Steven Tesoriere[4]	—	—
Martin Truong[5]	—	—
Mark Lerdal[4]	Member	Member
Francisco “Pancho” Perez Gundin[4]	—	—
Mark Florian[4]	—	—
Christopher Compton	Member	Member
John Stark	Member	Chairperson
Total meetings held in fiscal year 2015	13	42

1.	Effective May 26, 2016, Mr. Chatila resigned from his position as director on our board of directors.

2.	Mr. Blackmore ceased to be a member of the Corporate Governance & Conflicts committee upon his appointment as Interim Chief Executive Officer on April 21, 2016

3.	Effective March 30, 2016, Mr. Wuebbels resigned as our President and Chief Executive Officer. Mr. Wuebbels also resigned from his position as director on our board of directors.

4.	These board members served during part of the period covered by the Company’s Annual Report on Form 10-K, but were no longer serving on our board of directors at the end of the 2015 fiscal year.

5.	Effective August 30, 2016, Mr. Truong resigned from his position as director on our board of directors.

Audit Committee

The Audit Committee is responsible for, among other matters: (i) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by it, (ii) overseeing our independent registered public accounting firm’s qualifications, independence and performance, (iii) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC, (iv) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements, (v) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters, and (vi) reviewing and approving related person transactions.

Our Audit Committee consists of Messrs. Dahya, Compton and Stark. We believe that Messrs. Dahya, Compton and Stark qualify as independent directors according to the rules and regulations of the SEC and the NASDAQ with respect to audit committee membership. We also believe that Mr. Dahya qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Dahya has been designated as the chairperson of the Audit Committee. Our board of directors has adopted a written charter for the Audit Committee which is available on our corporate website, http://www.terraformpower.com.

Corporate Governance and Conflicts Committee

Our Corporate Governance and Conflicts Committee is responsible for, among other matters: (i) developing and reviewing the Company’s corporate governance guidelines, including recommending any changes to the board of directors, (ii) reviewing and approving potential conflict transactions between the Company and any affiliated parties, including SunEdison and certain of its subsidiaries, with respect to acquisitions of assets and other transactions, including the evaluation of acquisition opportunities presented to the Company pursuant to the Project Support Agreement (as defined below), (iii) making recommendations to the board of directors concerning the structure, composition and functioning of the board and its committees, (iv) overseeing, coordinating and developing guidelines for evaluations of the Board, each of its committees and management, and developing guidelines for such evaluations, (v) reviewing and reporting to the board of directors regarding potential conflicts of interest of directors, and (vi) providing leadership and guidance to the board of directors and to the Company regarding other matters of corporate governance. On March 25, 2016, in anticipation of and in connection with a bankruptcy filing by SunEdison, the Board delegated to the Corporate Governance and Conflicts Committee the power and authority to evaluate and act affirmatively with respect to matters involving or substantially relating to SunEdison, including actions to protect the Company’s contractual and other rights and otherwise to preserve the value of the Company and its assets. In addition, on June 30, 2016, the Board delegated to the Corporate Governance and Conflicts Committee the Board’s power and authority with respect to compensation for our executive officers and directors, including relating to base compensation, director fees, bonuses, merit adjustments, annual incentive compensation, awards of restricted stock units and equity-based compensation.

Our Corporate Governance and Conflicts Committee consists of Messrs. Dahya, Compton and Stark. We believe Messrs. Dahya, Compton and Stark qualify as independent directors according to the rules and regulations of the SEC and the NASDAQ. Mr. Stark has been designated as the chairperson of the Corporate Governance and Conflicts Committee. Our board of directors has adopted a written charter for the Corporate Governance and Conflicts Committee which is available on our corporate website, http://www.terraformpower.com.

Compensation and Nominating Committees

As a controlled company, we are not required to establish a compensation or nominating committee under NASDAQ rules. As noted above, the Board has delegated to our Corporate Governance and Conflicts Committee authority over certain compensation matters affecting executive officers and directors.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

RISK OVERSIGHT MANAGEMENT

The board of directors oversees the risk management activities designed and implemented by our management. Our senior management is responsible for assessing and managing our risks on a day-to-day basis. The board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, the board of directors receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

The board has delegated to the Audit Committee oversight of our risk management process. Our Audit Committee oversees and reviews with management our policies with respect to risk assessment and risk management and our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures. Our board of directors oversees risk related to compensation policies. Our Corporate Governance and Conflicts Committee also considers and addresses risk as it performs its respective committee responsibilities. Both standing committees report to the full board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

STOCKHOLDER COMMUNICATIONS WITH OUR BOARD OF DIRECTORS

Stockholders and interested parties may communicate with our board of directors by sending correspondence to the board of directors, a specific committee of our board of directors or a director c/o our Secretary, at TerraForm Power, Inc., 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814.

Our Secretary reviews all communications to determine whether the contents include a message to a director and will provide a summary and copies of all correspondence (other than solicitations for services, products or publications) to the applicable director or directors at each regularly scheduled meeting. The Secretary will alert individual directors to items that warrant a prompt response from the individual director prior to the next regularly scheduled meeting. Items warranting prompt response, but not addressed to a specific director, will be routed to the applicable committee chairperson.

CODE OF BUSINESS CONDUCT

Our board of directors has adopted a Code of Business Conduct that applies to all of our directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct is available on our website. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct that apply to our principal executive officer and financial and accounting officers by posting the required information on our website.

CONFLICTS OF INTEREST POLICY

Our board of directors has adopted a Conflicts of Interest Policy that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Our Conflicts of Interest Policy is available on our website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our Common Stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2015, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements with the exception of Christopher Compton whose Form 3 filed on December 1, 2015 was filed one day late.

NON-EMPLOYEE DIRECTOR COMPENSATION
The officers of SunEdison who also serve as our directors will not receive additional compensation for their service as one of our directors. Our directors who are not officers or employees of us or SunEdison are entitled to compensation as “non-employee directors” as set by our board of directors.
Our directors who are not employees of us or SunEdison are entitled to the following fees for their service on our board of directors and its committees:

•	$50,000 annual board of directors cash retainer;

•	$20,000 additional cash retainer for the chairman of the Audit Committee;

•	$7,500 additional cash retainer for each member of the Audit Committee;

•
$12,500 additional cash retainer for the chairman of the Corporate Governance and Conflicts Committee; and $5,000 additional cash retainer for each member of the Corporate Governance and Conflicts Committee.

In addition, certain of our directors who are not employees of us or SunEdison have been and will be awarded restricted stock units, or “RSUs,” for shares of our common stock on an annual basis (based on the date of the annual stockholder meeting for each year) in connection with their board service. RSUs are awarded in an amount such that the number of underlying shares of common stock has a total value of $150,000 on the date the award is granted (rounded to the nearest 100 shares), which vest on the first anniversary of the grant date. Certain of our non-employee directors were awarded RSUs in 2015 as described below.
Each member of our board of directors will be indemnified for their actions associated with being a director to the fullest extent permitted under Delaware law.
2015 Director Compensation.
The following table sets forth information about the compensation of each person, other than employees, who served as an outside director during the 2015 fiscal year.

Name	Fees Earned or Paid in Cash($)(1)	Stock Award (2)	Option Awards ($)	Total ($)
Hanif “Wally” Dahya	150,000	150,442	—	300,442
Mark Lerdal	125,000	150,442	—	275,442
Mark Florian	125,000	150,442	—	275,442
Peter Blackmore	32,192	104,076	—	136,268
Christopher Compton	32,192	104,076	—	136,268
John Stark	32,192	104,076	—	136,268

(1)
The amount for Mr. Dahya reflects $75,000 paid on April 15, 2015 for 2014 fees and $75,000 paid on June 2, 2015 for 2015 fees, The amount for Mr. Lerdal reflects $62,500 paid on April 15, 2015 for 2014 fees and $62,500 paid on June 2, 2015 for 2015 fees, The amount for Mr. Florian reflects $62,500 paid on April 15, 2015 for 2014 fees and $62,500 paid on June 2, 2015 for 2015 fees. The amounts for Messrs. Blackmore, Compton and Stark reflect pro rata annual fees for 2015.

(2)
This amount represents the aggregate grant date fair value of the RSUs granted to each director, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("FASB ASC Topic 718") and determined by multiplying the number of RSUs granted by the fair market value of the Company's common stock on the grant date.

The following table summarizes equity awards outstanding as of December 31, 2015 for each director.

Name	Stock Awards Number of Shares or Units of Stock That Have Not Vested	Option Awards Number of Securities Underlying Unexercised Options
Hanif “Wally” Dahya	8,900	—
Mark Lerdal	—	—
Mark Florian	—	—
Peter Blackmore	8,400	—
Christopher Compton	8,400	—
John Stark	8,400	—
Item 11. Executive Compensation.

During the year ended December 31, 2015, we did not employ any of our named executive officers (as defined below). Each of our named executive officers are employed and compensated by SunEdison or a subsidiary of SunEdison. The ultimate responsibility and authority for compensation-related decisions for our named executive officers resides with the SunEdison compensation committee or the chief executive officer of SunEdison, as applicable, and any such compensation decisions are not subject to any approvals by our Board or any committees thereof. Because we play no role in determining the compensation of our named executive officers and because we are a controlled company under NASDAQ Rule 5615(c), we are not required to establish a compensation committee. We therefore do not provide Compensation Discussion and Analysis in this annual report on Form 10-K to accompany the below compensation tables.

Our named executive officers, as well as other employees of SunEdison who provide services to us, may participate in employee benefit plans and arrangements sponsored by SunEdison, including plans that may be established in the future. We will not reimburse SunEdison for compensation related expenses attributable to any executive’s or employee’s time dedicated to providing services to us. Except as set forth below, we do not currently expect to have any long-term incentive or equity compensation plan in which our executive officers may participate.

The MSA does not require our Named Executive Officers to dedicate a specific amount of time to fulfilling SunEdison’s obligations to us under the MSA. Additionally, SunEdison has informed us that it cannot identify the portion of compensation awarded to our named executive officers by SunEdison that relates solely to their services to us, as SunEdison does not compensate its employees specifically for such services. As a result, the compensation contained in the below compensation tables may reflect compensation received by each named executive officer for services provided to the Company and to other affiliates of SunEdison.

Summary Compensation Table

The following table presents summary information concerning 2015 compensation awarded or paid to, or earned by: (i) each individual that served as the Company’s Chief Executive Officer during 2015; (ii) each individual that served as the Company’s Chief Financial Officer during 2015; and (iii) each of the other three most highly compensated executive officers for the year 2015 who were serving as executive officers as of December 31, 2015 (collectively, such persons were the “named executive officers” for the Company for 2015).

Name and Principal Positions as of 12/31/2015	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Carlos Domenech Zornoza (9)(11)	2015	476,301	—	166,759	(5)	—	—	—	23,779	(4)	666,839
President and Chief Executive Officer	2014	500,000	—	1,032,793	(5)	—	750,000	—	275,126	(6)	2,557,919
Brian Wuebbels (8)(9)	2015	489,655	—	3,440,373	(5)	—	—	—	35,000	(4)	3,965,028
President and Chief Executive Officer	2014	455,000	—	1,908,000	(5)	—	682,500	—	16,043	(4)	3,061,543
Francisco "Pancho" Perez Gundin (10)	2015	477,699	—	111,173	(5)	—	—	—	26,052	(4)	614,924
Executive Vice President & Chief Operating Officer	2014	249,764	—	910,293	(5)	—	639,000	—	328	(4)	1,799,385
Alejandro Hernandez (9)(12)	2015	399,452	—	798,423	(5)	—	—	—	1,146,425	(7)	2,344,300
Executive Vice President & Chief Financial Officer	2014	115,890	—	7,327,500	(5)	1,702,458	450,000	—	2,077	(4)	9,597,925
Rebecca Cranna (9)	2015	328,713	—	1,296,119	(5)	—	—	—	15,484	(4)	1,640,316
Senior Vice President and Chief Financial Officer	2014	108,630	—	4,333,150	(5)	—	64,288	—	2,000	(4)	4,508,068
Kevin Lapidus (13)	2015	349,799	—	437,811	(5)	—	—	—	34,081	(4)	821,691
Senior Vice President of Corporate Development and M&A	2014	349,799	—	411,276	(5)	—	524,700	—	16,120	(4)	1,301,895
Sebastian Deschler	2015	287,038	—	309,168	(5)	—	—	—	20,030	(4)	616,236
Senior Vice President, General Counsel and Secretary	2014	256,667	—	94,453	(5)	—	175,560	—	11,502	(4)	538,182
————

(1)
Amounts shown include (a) cash compensation earned and received, (b) cash compensation earned but deferred at the election of the executive officer under the SunEdison Retirement Savings Plan and (c) cash received in exchange for earned but unused paid time off.

(2)
All option awards reflected in the table are non-qualified stock options and all stock awards reflected in the table are Restricted Stock Units or Restricted Stock Awards, in each case, issued under the SunEdison, Inc. 2010 Amended and Restated Equity Incentive Plan, the SunEdison, Inc. 2015 Long-Term Incentive Plan, the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan or the TerraForm Global, Inc. 2014 Long-Term Incentive Plan. The dollar amounts shown for stock awards and option awards represent the aggregate grant date fair value with respect to fiscal 2015 and fiscal 2014 in accordance with the applicable Accounting Standard Codification 718, Stock Compensation, excluding the effect of forfeitures related to service-based conditions. These amounts do not reflect whether the named executive officers have actually realized or will realize a financial benefit from the awards. For information on the assumptions used to calculate the value of the awards, refer to Note 2 to consolidated financial statements in this annual report on Form 10-K.

(3)	These amounts were awarded for fiscal 2015 and 2014 under SunEdison, Inc. annual incentive plan for executive officers.

(4)	Amount shown is contribution by SunEdison to the SunEdison Retirement Savings Plan.

(5)
Represents shares granted under the SunEdison 2010 Amended and Restated Equity Incentive Plan, the TerraForm Power, Inc. Long-Term Incentive Plan and the Terraform Global, Inc. Long-Term Incentive Plan.

(6)
Amount includes $15,400 contributed by SunEdison to the SunEdison Retirement Savings Plan and $259,726 to pay for taxes on equity grants made under the TerraForm Power, Inc. 2014 Second Amended & Restated Long-Term Incentive Plan.

(7)
Amount includes contribution by SunEdison to the SunEdison Retirement Savings Plan of $18,253.00. Also included is $900,000.00 Severance, $200,000.00 Bonus, $19,020.00 Cobra and $9,152.00 for grossed Medicare taxes earned in connection with Mr. Hernandez's termination effective November 20, 2015. The Severance, Bonus, Cobra and Medicare tax benefit were paid in February 2016 by the Company and TerraForm Power, Inc.

(8)	Mr. Wuebbels resigned as President and Chief Executive Officer and Director of the Company on March 30, 2016.

(9)
These individuals split their time evenly between the Company and TerraForm Power, Inc. The cash compensation received by each of these individuals reflects the total cash compensation received for services provided to the Company and to TerraForm Global, Inc.

(10)
Effective January 14, 2016 Mr. Perez-Gundin was no longer available to serve as the Company's Executive Vice President and Chief Operating Officer pursuant to the management services agreement among the Company, certain of its affiliates and SunEdison.

(11)	Mr. Domenech was removed as President and Chief Executive Officer and Director of the Company effective November 20, 2015.

(12)	Mr. Hernandez was removed as Executive Vice President and Chief Financial Officer of the Company effective November 20, 2015.

(13)	Mr. Lapidus resigned as Senior Vice President of Corporate Development and Mergers and Acquisitions effective December 1, 2015.

Grants of Plan-Based Awards

The following table sets forth plan-based awards to the named executive officers during 2015.

		Estimated Future Payouts Under			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Non-equity Incentive Plan Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Carlos Domenech Zornoza	3/31/2015	—	—	—	804,821	(6)	—	—	166,759
									166,759
Brian Wuebbels	3/10/2015	—	—	—	8,000	(5)	—	—	273,200
	3/10/2015	—	—	—	32,000	(2)	—	—	1,092,800
	3/10/2015	—	—	—	12,000	(3)	—	—	266,040
	3/10/2015	—	—	—	48,000	(1)	—	—	1,064,160
	3/31/2015	—	—	—	536,547	(6)	—	—	111,173
	12/23/2015	—	—	—	50,000	(5)	—	—	633,000
									3,440,373
Francisco "Pancho" Perez Gundin	3/31/2015	—	—	—	536,547	(6)	—	—	111,173
									111,173
Alejandro Hernandez	3/31/2015	—	—	—	536,547	(6)	—	—	111,173
	10/9/2015	—	—	—	25,000	(7)	—	—	204,750
	10/16/2015	—	—	—	25,000	(2)	—	—	482,500
									798,423
Rebecca Cranna	3/2/2015	—	—	—	1,000	(3)	—	—	22,760
	3/2/2015	—	—	—	4,000	(1)	—	—	91,040
	3/10/2015	—	—	—	680	(5)	—	—	23,225
	3/10/2015	—	—	—	2,720	(2)	—	—	92,902
	3/31/2015	—	—	—	89,424	(6)	—	—	18,529
	10/15/2015	—	—	—	25,000	(4)	—	—	232,250
	12/22/2015	—	—	—	18,000	(5)	—	—	223,020
	12/22/2015	—	—	—	81,000	(4)	—	—	430,110
	12/23/2015	—	—	—	30,000	(6)	—	—	162,300
									1,296,136
Kevin Lapidus	3/31/2015	—	—	—	143,080	(6)	—	—	29,646
	12/22/2015	—	—	—	9,000	(5)	—	—	111,510
	12/22/2015	—	—	—	15,000	(6)	—	—	81,600
	12/22/2015	—	—	—	40,500	(4)	—	—	215,055
									437,811
Sebastian Deschler	3/31/2015	—	—	—	178,849	(6)	—	—	37,058
	12/22/2015	—	—	—	6,000	(5)	—	—	74,340
	12/22/2015	—	—	—	10,000	(6)	—	—	54,400
	12/22/2015	—	—	—	27,000	(4)	—	—	143,370
									309,168
————

(1)	These restricted stock units are performance based made under the SunEdison, Inc. 2010 Amended & Restated Equity Incentive Plan.

(2)	These restricted stock units are performance based grants made under the TerraForm Power, Inc. 2014 Second Amended & Restated Long-Term Incentive Plan.

(3)	Represents grants made under the SunEdison, Inc. 2010 Amended and Restated Equity Incentive Plan.

(4)	Represents grants made under the SunEdison, Inc. 2015 Long-Term Incentive Plan.

(5)	Represents grants made under the TerraForm Power, Inc. 2014 Long-Term Incentive Plan.

(6)	Represents grants made under the Terraform Global, Inc. 2014 Long-Term Incentive Plan.

(7)	These restricted stock units are performance based grants made under the TerraForm Global, Inc. 2014 Long-Term Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by the executive officers named in the Summary Compensation Table at December 31, 2015.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)				Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name					Option Exercise Price ($)	Option Expiration Date (19)	Grant Date of Stock Award
Carlos Domenech Zornoza	193,700	—		—	11.63	2/18/2016	—	—		—	—	—
	136,125	—		—	3.45	2/18/2016	—	—		—	—	—
Brian Wuebbels	25,000	—		—	55.74	8/13/2017	4/25/2012	1,563	(6)	7,956	—	—
	25,000	—		—	55.74	8/13/2017	5/16/2012	12,500	(3)	63,625	—	—
	2,500	—		—	69.84	1/23/2018	5/2/2014	120,000	(5)	610,800	—	—
	5,000	—		—	51.63	7/22/2018	3/10/2015	12,000	(3)	61,080	—	—
	3	—		—	15.99	4/20/2020	3/10/2015	48,000	(8)	244,320	—	—
	16,000	—		—	11.63	4/27/2021	3/10/2015	8,000	(7)	100,640	—	—
	3,125	3,125	(2)	—	3.45	4/25/2022	3/10/2015	32,000	(9)	402,560	—	—
	75,000	75,000	(2)	—	2.13	5/16/2022	3/31/2015	536,547	(10)	2,999,298	—	—
	80,000	—		—	1.76	7/24/2022	12/23/2015	50,000	(11)	629,000	—	—
	98,667	—		—	3.27	9/18/2022	—	—		—	—	—
	150,000	—		—	9.58	7/18/2023	—	—		—	—	—
Francisco "Pancho" Perez Gundin	3,000	3,000		—	3.45	4/14/2016	—	—		—	—	—
	33,333	—		—	1.76	4/14/2016	—	—		—	—	—
	5,334	—		—	2.77	4/14/2016	—	—		—	—	—
	5,556	—		—	2.77	4/14/2016	—	—		—	—	—
	41,000	—		—	3.27	4/14/2016	—	—		—	—	—
	37,500	75,000		—	9.58	4/14/2016	—	—		—	—	—

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)				Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name					Option Exercise Price ($)	Option Expiration Date (19)	Grant Date of Stock Award
	50,000	—		—	13.64	4/14/2016	—	—		—	—	—
	40,000	—		—	11.63	4/14/2016	—	—		—	—	—
Rebecca Cranna	—	—		—	—	—	9/1/2014	16,500	(4)	83,985	—	—
	—	—		—	—	—	9/1/2014	90,000	(11)	1,132,200	—	—
	—	—		—	—	—	3/2/2015	1,000	(3)	5,090	—	—
	—	—		—	—	—	3/2/2015	4,000	(8)	20,360	—	—
	—	—		—	—	—	3/10/2015	680	(7)	8,554	—	—
	—	—		—	—	—	3/10/2015	2,720	(9)	34,218	—	—
	—	—		—	—	—	3/31/2015	89,424	(10)	499,880	—	—
	—	—		—	—	—	10/15/2015	25,000	(3)	127,250	—	—
	—	—		—	—	—	12/22/2015	81,000	(13)	412,290	—	—
	—	—		—	—	—	12/22/2015	18,000	(11)	226,440	—	—
	—	—		—	—	—	12/23/2015	30,000	(12)	167,700	—	—
Kevin Lapidus	3,187	3,188	(2)	—	3.45	4/25/2022	4/25/2012	1,594	(3)	8,113	—	—
	23,333	—		—	1.76	7/24/2022	1/31/2014	246,234	(15)	3,097,624	—	—
	5,334	—		—	2.77	8/20/2019	5/2/2014	8,000	(14)	40,720	—	—
	26,667	—		—	3.27	9/18/2022	9/26/2014	214,618	(10)	1,199,715	—	—
	18,750	37,500	(2)	—	9.58	7/18/2023	3/31/2015	143,080	(10)	799,817	—	—
	—	—		—	—	—	12/22/2015	15,000	(12)	83,850	—	—
	—	—		—	—	—	12/22/2015	40,500	(13)	206,145	—	—
	—	—		—	—	—	12/22/2015	9,000	(11)	113,220	—	—
Sebastian Deschler	667	—		—	2.77	8/20/2019	4/25/2012	1,250	(3)	6,363	—	—
	1,001	—		—	2.77	8/20/2019	7/18/2013	3,750	(3)	19,088	—	—
	—	2,500	(2)	—	3.45	4/25/2022	1/31/2014	104,176	(15)	1,310,534	—	—
	3,750	7,500	(2)	—	9.58	7/18/2023	3/31/2015	178,849	(10)	999,766	—	—
	—	—		—	—	—	12/22/2015	10,000	(12)	55,900	—	—
	—	—		—	—	—	12/22/2015	27,000	(13)	137,430	—	—
	—	—		—	—	—	12/22/2015	6,000	(11)	75,480	—	—
————

(1)
Based on SunEdison’sclosing stock price on December 31, 2015 of $5.09, and on Terraform Power, Inc. closing stock price on December 31, 2015 of $12.58, and on Terraform Global, Inc. closing stock price on December 31, 2015 of $5.59.

(2)	Represents RSUs granted under the SunEdison, Inc. 2010 Equity Incentive Plan. These RSUs vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(3)
Represents RSUs granted under the Amended and Restated SunEdison 2010 Equity Incentive Plan. These RSUs. vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(4)	Represents RSUs granted under the SunEdison 2010 Equity Incentive Plan. These RSUs vest in increments of 33%, 33%, and 34% over three years commencing on the first anniversary of the grant date.

(5)
Represents RSUs granted under the Amended and Restated SunEdison 2010 Equity Incentive Plan. The RSUs granted under the Amended and Restated SunEdison 2010 Equity Incentive Plan vest, if at all, upon the achievement of certain performance criteria. If SunEdison’s stock price attains certain targets over the period ended June 30, 2016, that portion of the earned grant would vest at 50% on the grant date anniversary in 2017 and 50% on the grant date anniversary in 2018. If the stock price attained a set target from the period beginning July 1, 2016 until May 2, 2018, that portion of the earned grant would vest 50% on the grant date anniversary in 2017 and 50% on the grant date anniversary in 2018 or 100% in 2018 depending on the date the target is achieved.

(6)
Represents RSUs granted under the Amended and Restated SunEdison 2010 Equity Incentive Plan. The RSUs granted under the Amended and Restated 2010 Equity Incentive Plan vest in increments of 50% on the third and the fifth anniversaries of the grant date.

(7)	Represents RSUs granted under TerraForm Power, Inc. Long Term Investment Plan. These RSUs vest in increments of 25% over four years commencing on the first anniversary of the grant date..

(8)
Represents RSUs granted under Amended and Restated SunEdison 2010 Equity Incentive Plan. These RSUs are based on performance. There are three performance tiers, each tier represents 33 percent of the entire grant. The performance tiers are measured on the dividend per share (DPS) of TerraForm Power, Inc. Each of the performance tiers are based on TerraForm DPS targets, as predetermined and approved by SunEdison’s Compensation Committee. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter or 2016, 2017 and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%.

(9)
Represents RSUs granted under the 2014 TerraForm Power, Inc. Long-Term Incentive Plan. These RSUs are based on performance. There are three performance tiers, each tier represents 33 percent of the entire grant. The performance tiers are measured on the DPS of TerraForm Power, Inc. Each of the performance tiers are based on TerraForm DPS targets, as predetermined and approved by SunEdison’s Compensation Committee. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter or 2016, 2017 and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%.

(10)	Represents RSUs granted under the TerraForm Global, Inc. 2014 Long-Term Incentive Plan. These RSUs vest in increments of 25% over four years commencing on the first anniversary of August 5, 2016.

(11)
Represents RSUs granted under the 2014 TerraForm Power, Inc. Long-Term Incentive Plan. These RSUs vest in increments of 25% on the first and second anniversary of the grant date, and 50% on the third anniversary of the grant date.

(12)
Represents RSUs granted under the TerraForm Global, Inc. 2014 Long-Term Incentive Plan. These RSUs vest in increments of 25% on the first and second anniversary of the grant date, and 50% on the third anniversary of the grant date.

(13)
Represents RSUs granted under Amended and Restated SunEdison 2010 Equity Incentive Plan. These RSUs vest in increments of 25% on the first and second anniversary of the grant date, and 50% on the third anniversary of the grant date..

(14)
Represents RSUs granted under the 2014 TerraForm Power, Inc. Long-Term Incentive Plan. These RSUs vest in increments of 25% on September 15, 2015, 25% on September 8, 2016, and 50% on September 8, 2017. Pursuant to a separation agreement between the Company, TerraForm Power, Inc., SunEdison, Inc. and Mr. Hernandez, 93,750 RSUs previously awarded to Mr. Hernandez on September 29, 2014 by TerraForm Power, Inc. vested on Mr. Hernandez's termination date of November 20, 2015; however, the vested RSUs were not settled until January 2016. As part of the separation agreement, Mr. Hernandez forfeited his remaining 93,750 RSUs awarded by TerraForm Power, Inc. as of the termination date.

(15)
Represents RSUs granted under the TerraForm Global, Inc. 2014 Long-Term Incentive Plan.. These RSUs vest in increments of 25% on the first and second anniversary of the grant date, and 50% on the third anniversary of the grant date.

(16)
Represents RSUs granted under the TerraForm Global, Inc. 2014 Long-Term Incentive Plan.. These RSUs vest in increments of 25% on the first and second anniversary of the grant date, and 50% on the third anniversary of the grant date.

(17)
The RSUs granted under Terraform Global, Inc. vest in full on the date, if any, that the Company actually pays a quarterly dividend to the holders of its Class A common stock of at least $0.275 per share.

(18)
The RSUs granted under Terraform Power, Inc. vest in full on the date, if any, that the Company actually pays a quarterly dividend to the holders of its Class A common stock of at least $0.345 per share.

(19)	The grant date of all stock option awards is ten years prior to the expiration date. Employees have three months from a termination date within which to exercise exercisable stock options.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock option exercises and the vesting of restricted stock units during 2015 by the executive officers named in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Carlos Domenech Zornoza	272,250	6,156,522	622,468	—
Brian Wuebbels	—	N/A	16,562	468,440
Francisco "Pancho" Perez-Gundin	85,223	1,707,330	206,038	104,790
Alejandro Hernandez	—	N/A	62,500	1,281,875
Rebecca Cranna	—	N/A	38,500	771,560
Kevin Lapidus	50,000	1,029,791	90,672	224,066
Sebastian Deschler	29,167	715,927	42,725	218,944

Potential Payment Upon Termination or Change in Control

The following table describes, assuming a termination date of December 31, 2015, an approximation of (i) the amounts that would be due to each of our named executive officers in the form of salary continuation, (ii) the amounts which would be due to each of our named executive officers in the form of lump sum cash payments, (iii) the value of acceleration of vesting applicable to stock options and restricted stock units for each of the named executive officers and (iv) continuation of certain healthcare benefits due to certain named executive officers pursuant to their employment agreements or under SunEdison’s severance policy described above, in each case in the event of the named executive officer’s (a) death, (b) disability, (c) termination for cause, (d) termination in connection with a change in control, and (e) impact of a change in control without termination. Any actual amounts payable to each executive listed below upon his termination can only be determined definitively at the time of each executive’s actual termination.

Under our equity plans, TerraForm Global's equity plans and SunEdison’s equity plans, an employee (including named executive officers) must be terminated without cause or by the employee for good reason within two years following a change in control of SunEdison in order to receive accelerated vesting of stock options and RSUs. Under our equity plans, “good reason” is generally considered a material diminution in an employee’s duties and responsibilities, a decrease in an employee’s base salary or benefits or a relocation of an employee’s work location of more than 50 miles. The plans also provide for accelerated vesting upon the individual’s death or disability during active employment with the Company. In addition, we may designate certain equity grants as eligible for acceleration in circumstances beyond those listed above.

Under SunEdison’s severance policy, each of the named executive officers may be eligible to receive 12 months’ salary continuation and continuation of healthcare benefits if terminated (other than for cause). The salary continuation is paid bi-weekly in accordance with our regular payroll practices for such 12-month period. Receipt of these payments is conditioned on the employee agreeing to execute a standard general release and waiver and to abide by his or her employee confidentiality and non-compete agreement, which provides for a two-year non-compete period and two-
(or sometimes three-) year non-solicitation (of SunEdison employees and SunEdison customers) period.

Name/Circumstance	Salary Continuation ($) (1)	Lump Sum Cash ($)	Accelerated Vesting ($) (2)	Continuation of Healthcare ($)	Total ($)
Carlos Domenech Zornoza (3)
Death	—	—	—	—	—

Disability	—	—	—	—	—
Severance Termination	—	—	—	—	—
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	—	—	—	—	—
Change-in-Control (no termination)	—	—	—	—	—
Brian Wuebbels
Death	—	—	5,346,403	—	5,346,403
Disability	—	—	5,346,403	—	5,346,403
Severance Termination	500,500	—	—	16,364	516,864
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	500,500	—	5,346,403	16,364	5,863,267
Change-in-Control (no termination)	—	—	—	—	—
Francisco "Pancho Perez-Gundin
Death	—	—	10,764,017	—	10,764,017
Disability	—	—	10,764,017	—	10,764,017
Severance Termination	500,000	—	—	19,053	519,053
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	500,000	—	10,764,017	19,053	11,283,070
Change-in-Control (no termination)	—	—	—	—	—
Alejandro Hernandez (3)
Death	—	—	—	—	—
Disability	—	—	—	—	—
Severance Termination	—	—	—	—	—
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	—	—	—	—	—
Change-in-Control (no termination)	—	—	—	—	—
Rebecca Cranna
Death	—	—	2,717,967	—	2,717,967
Disability	—	—	2,717,967	—	2,717,967
Severance Termination	329,875	—	—	16,217	346,092
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	329,875	—	2,717,967	16,217	3,064,059
Change-in-Control (no termination)	—	—	—	—	—
Kevin Lapidus
Death	—	—	5,554,432	—	5,554,432
Disability	—	—	5,554,432	—	5,554,432
Severance Termination	174,900	—	—	9,527	184,427
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	174,900	—	5,554,432	9,527	5,738,859

Change-in-Control (no termination)	—	—	—	—	—
Sebastian Deschler
Death	—	—	2,608,660	—	2,608,660
Disability	—	—	2,608,660	—	2,608,660
Severance Termination	144,620	—	—	9,527	154,147
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	144,620	—	2,608,660	9,527	2,762,807
Change-in-Control (no termination)	—	—	—	—	—

(1)
Each of our named executive officers who are a Senior Vice President level or above would be entitled to 12 months’ salary continuation if terminated without cause under SunEdison’s severance policy, Vice Presidents would be entitled to 6 months' salary continuation.

(2)
Reflects a valuation of the acceleration of the named executive officer’s outstanding options and RSUs calculated based on the closing price of SunEdison common stock on December 31, 2015; and the closing stock price on December 31, 2015 of TerraForm Power, Inc. and the closing stock price on December 31, 2015 of TerraForm Global, Inc. The actual amount received by the named executive officer upon the sale of shares received under RSUs or following the exercise of options would depend on the actual market value at the time of such sale.

(3)	Mr. Zornoza and Mr. Hernandez left the Company prior to December 31, 2015.

August 2016 Letter Agreements

On August 25, 2016, we entered into a letter agreement with our Senior Vice President, General Counsel and Secretary Sebastian Deschler with respect to certain severance and compensation terms (the “August 25 Letter Agreement”). TerraForm Global, Inc. (“TerraForm Global”) was also a party to the August 25 Letter Agreement with respect to its agreement to have the August 25 Letter Agreement assigned to it if Mr. Deschler becomes employed by TerraForm Global.

On August 30, 2016, we entered into a letter agreement with our and TerraForm Global’s Executive Vice President and Chief Financial Officer Rebecca Cranna with respect to similar severance and compensation terms (the “August 30 Letter Agreement” and, together with the August 24 Letter Agreement, the “Letter Agreements”). TerraForm Global was also a party to the August 30 Letter Agreement with respect to its agreement to (a) share the financial obligations with us if Ms. Cranna performs duties for both us and TerraForm Global and (b) have the August 30 Letter Agreement assigned to TerraForm Global if Ms. Cranna is employed solely by TerraForm Global.

We entered the Letter Agreements to encourage such officers to remain employed by SunEdison or, as may become applicable, us or a subsidiary of ours. Other than the chairman and interim Chief Executive Officer Peter Blackmore, all of the personnel that manage our operations are employees of SunEdison.

The Letter Agreements cover four primary areas, in each case subject to additional terms and conditions contained in the Letter Agreements. For the August 25 Letter Agreement, the references below to the “Company” are to us unless the agreement has been assigned to TerraForm Global. For the August 30 Letter Agreement, references below to the “Company” with respect to financial obligations are to both us and TerraForm Global (subject to the cost splitting described above) and otherwise to us unless the agreement has been assigned to TerraForm Global.

•
First, if within a year of the applicable Letter Agreement, SunEdison terminates the officer’s employment without cause or the officer resigns from SunEdison for good reason, the Company shall offer the officer at-will employment under the terms set forth in the Letter Agreement.

•
Second, if the officer accepts a position with the Company pursuant to the transfer described above or otherwise and is later terminated without cause, resigns for good reason or dies, the officer is eligible to receive a lump-sum cash severance of one year of base salary and a payment equal to 12 months of COBRA health premiums.

•
Third, if the officer ceases to be an employee of SunEdison and becomes an employee of the Company, the Company will provide a base salary of $290,686 annualized for Mr. Deschler and $401,145 annualized for Ms. Cranna. In addition, the Company will reimburse Mr. Deschler for his two daughters’ school fees in an amount up to $20,000 per year for each daughter, and will gross-up any such reimbursement amount for taxes withheld on such reimbursements.

•
Fourth, whether the officer remains employed by SunEdison or is employed by the Company, the officer is eligible to participate in an annual variable incentive plan (the “Bonus Plan”) of the Company as of January 1, 2016. The target under the Bonus Plan for Mr. Deschler is 75% of the base salary, with a minimum, assuming at least minimum performance, of 50% and a maximum of 100%. The target under the Bonus Plan for Ms. Cranna is 60% of the base salary, with a minimum, assuming at least minimum performance, of 40% and a maximum of 120%. For 2016, such officers are also eligible for an additional bonus, with a target of 12.5% and a maximum of 25% of base salary, depending on performance.

The following table provides certain information about compensation paid to our outside directors during 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($) (1)	Option Awards ($)	Total ($)
Hanif “Wally” Dahya	150,000	150,442	—	300,442
Mark Lerdal	125,000	150,442	—	275,442
Mark Florian	125,000	150,442	—	275,442
Peter Blackmore	32,192	104,076	—	136,268
Christopher Compton	32,192	104,076	—	136,268
John Stark	32,192	104,076	—	136,268

(1)
This amount represents the aggregate grant date fair value of the RSUs granted to each director, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("FASB ASC Topic 718") and determined by multiplying the number of RSUs granted by the fair market value of the Company's common stock on the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding beneficial ownership of our voting securities as of October 31, 2016 by:

•	each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote below, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13D or 13G filed with the SEC.

This table lists applicable percentage ownership based on 91,532,451 shares of our Class A common stock and 48,202,310 shares of our Class B common stock (collectively, our “Common Stock”), in each case outstanding as of October 31, 2016. Shares issuable upon exercise of options to purchase shares of our Common Stock that are exercisable within 60 days of October 31, 2016, and shares underlying vested RSUs and underlying RSUs that will vest within 60 days of October 31, 2016, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o TerraForm Power, Inc., 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814.

	Beneficial Ownership (1)
	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares	%	Number of Shares	%	% of Total Voting Power
5% Stockholders:
SunEdison (2)	—	—	48,202,310	100	84.0
Blue Mountain Capital Management (3)	9,119,934	10.0	—	—	1.6
Madison Dearborn Capital Partners IV, LP(4)	6,080,922	6.6	—	—	1.1
D.E. Shaw Composite Holdings, L.L.C. (5)	4,578,575	5.0	—	—	*
Adage Capital Partners, LP (6)	7,403,690	8.1	—	—	1.3
Luxor Capital Group, LP (7)	5,959,915	6.5	—	—	1.0
The Vanguard Group (8)	5,430,229	5.9	—	—	*
Appaloosa Investment Limited Partnership I(9)	8,708,708	9.5	—	—	1.5
Brookfield Asset Management, Inc. (10)	11,075,000	12.1	—	—	1.9
Invesco Ltd. (11)	9,053,457	9.9	—	—	1.6
Directors, Named Executive Officers and Executive Officers:
Peter Blackmore	8,400	*	—	—	*
Rebecca Cranna	39,975	*	—	—	*
Sebastian Deschler	140,901	*	—	—	*
David Ringhofer	7,836	*	—	—	*
Hanif “Wally” Dahya	8,900	*	—	—	*
John Stark	8,400	*	—	—	*
Christopher Compton	8,400	*	—	—	*
Carlos Domenech Zornoza (12)	1,714,860	1.9	—	—	*
Brian Wuebbels (12)	6,227	*	—	—	*
Francisco "Pancho" Perez Gundin (12)	808,152	*	—	—	*
Alejandro Hernadez (12)	36,281	*	—	—	*
Kevin Lapidus (12)	328,312	*	—	—	*
David Springer	7,836	*	—	—	*
Gregory Scallen	449	*	—	—	*
Directors and Executive Officers as a group (14 persons)	3,124,929	*	—	—	*
———
* Less than one percent

(1)
Represents shares of Class A common stock or shares of Class B common stock and Class B1 common stock that are exchangeable at any time for shares of Class A common stock on a 1:1 basis. Each share of our Class B common stock is entitled to 10 votes per share.

(2)
Represents shares of Class B common stock held directly or indirectly by SunEdison Holdings Corporation, a wholly owned subsidiary of SunEdison. SunEdison Holdings Corporation does not own any shares of Class A common stock. However, SunEdison Holdings Corporation owns 48,202,310 Class B units of Terra LLC, which are exchangeable (together with shares of our Class B common stock) for shares of our Class A common stock at any time. As a result, SunEdison Holdings Corporation may be deemed to beneficially own the shares of Class A common stock for which such Class B units are exchangeable. The principal place of business for these entities is 13736 Riverport Drive, Suite 1000, Maryland Heights, Missouri 63043.

(3)
As set forth in such company’s Schedule 13G filed with the SEC on May 17, 2016. According to the filing, BlueMountain Capital Management, LLC, BlueMountain GP Holdings, LLC, Blue Mountain Credit Alternatives Master Fund L.P., Blue Mountain CA Master Fund GP, Ltd., BlueMountain Foinaven Master Fund L.P., BlueMountain Foinaven GP, LLC,

BlueMountain Logan Opportunities Master Fund L.P., BlueMountain Logan Opportunities GP, LLC, BlueMountain Guadalupe Peak Fund L.P., BlueMountain Long/Short Credit GP, LLC, BlueMountain Montenvers Master Fund SCA SICAV-SIF, BlueMountain Montenvers GP S.à r.l., BlueMountain Kicking Horse Fund L.P., BlueMountain Kicking Horse Fund GP, LLC, BlueMountain Timberline Ltd.
Share voting and dispositive power over 9,119,934 shares of Class A common stock. The address for each of the Blue Mountain entities is 280 Park Avenue, 12th Floor, New York, New York 10017.

(4)
As set forth in such company’s Schedule 13G filed with the SEC on February 16, 2016. According to the filing, Madison Dearborn Capital Partners IV, L.P. (“MDCP”) and Madison Dearborn Partners IV, L.P. (“MDP IV”) share voting and dispositive power over 6,080,922 shares of Class A common stock. This Includes 1,952 shares of common stock of the Issuer held by Northwestern University over which MDCP has power to vote and dispose pursuant to a voting agreement and proxy. As a result, MDCP may be deemed to beneficially own these shares. The shares of Class A common stock of MDCP may be deemed to be beneficially owned by MDP IV, who is the sole general partner of MDCP. The address for MDCP and MDP IV is Three First National Plaza, Suite 4600, Chicago, Illinois 60602.

(5)
As set forth in such company’s Schedule 13D/A filed with the SEC on November 11, 2016. According to the filing, D. E. Shaw Composite Holdings, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw share voting and dispositive power over 4,578,575 shares of Class A common stock. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of (i) D. E. Shaw Composite Holdings, L.L.C., (ii) D. E. Shaw CF-SP Series 1 MWP Acquisition, L.L.C., (iii) D. E. Shaw CF-SP Series 13-04, L.L.C., (iv) D. E. Shaw CF-SP Series 8-01, L.L.C., (v) D. E. Shaw CF-SP Series 11-06, L.L.C., and (vi) D. E. Shaw CF-SP Series 10-07, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of (i) D. E. Shaw Composite Holdings, L.L.C., (ii) D. E. Shaw CF-SP Series 1 MWP Acquisition, L.L.C., (iii) D. E. Shaw CF-SP Series 13-04, L.L.C., (iv) D. E. Shaw CF-SP Series 8-01, L.L.C., (v) D. E. Shaw CF-SP Series 11-06, L.L.C., and (vi) D. E. Shaw CF-SP Series 10-07, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 4,578,575 shares as described above constituting 7.6% of the outstanding shares and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 4,578,575 shares. The address for each of D. E. Shaw Composite Holdings, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(6)
As set forth in such Company’s Schedule 13G filed with the SEC on February 16, 2016. Adage Capital Partners, L.P.("ACP"), Adage Capital Partners GP, L.L.C., ("ACPGP"), as general partner of ACP, Adage Capital Advisors, L.L.C., ("ACA"), as managing member of ACPGP, general partner of ACP, Robert Atchinson ("Mr. Atchinson"), as managing member of ACA, managing member of ACPGP, general partner of ACP, Phillip Gross ("Mr. Gross"), as managing member of ACA, managing member of ACPGP, general partner of ACP, share voting and dispositive power over 7,403,690 shares of Class A common stock. ACP has the power to dispose of and the power to vote the shares of Class A Common Stock beneficially owned by it, which power may be exercised by its general partner, ACPGP.  ACA, as managing member of ACPGP, directs ACPGP's operations. Neither ACPGP nor ACA directly own any shares of Class A Common Stock, but ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, share voting and dispositive power over the shares of Class A common ctock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of Class A Common Stock, but each may be deemed to beneficially own the shares beneficially owned by ACP. The address ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.

(7)
As set forth in such Company’s Schedule 13G filed with the SEC on February 16, 2016. Luxor Capital Partners, LP (the "Onshore Fund"), Luxor Wavefront, LP, (the "Wavefront Fund"), Luxor Capital Partners Offshore Master Fund, LP, (the "Offshore Master Fund"), Luxor Capital Partners Offshore, Ltd. (the "Offshore Feeder Fund"), Thebes Offshore Master Fund, LP, (the "Thebes Master Fund"), Thebes Partners Offshore, Ltd. (the "Thebes Feeder Fund"), LCG Holdings, LLC, ("LCG Holdings"), Luxor Capital Group, LP ("Luxor Capital Group"), Luxor Management, LLC, ("Luxor Management") and Christian Leone ("Mr. Leone") share voting and dispositive power over 5,959,915 shares of Class A common stock. The Offshore Master Fund is a subsidiary of the Offshore Feeder Fund. The Thebes Feeder Fund is the owner of a controlling interest, and together with a minority investor owns 100% of the interests, in the Thebes Master Fund. LCG Holdings is the general partner of the Onshore Fund, the Wavefront Fund, the Offshore Master Fund and the Thebes Master Fund. Luxor Capital Group acts as the investment manager of the Onshore Fund, the Wavefront Fund, the Offshore Feeder Fund, the Offshore Master Fund, the Thebes Master Fund and the Thebes Feeder Fund (collectively, the "Funds"). Luxor Management is the general partner of Luxor Capital Group. Mr. Leone is the managing member of Luxor Management. Mr. Leone is the managing member of LCG Holdings. By virtue of these relationships, LCG Holdings may be deemed to have voting and dispositive power with respect to the shares of common stock owned directly by the Onshore Fund, the Wavefront Fund, the Offshore Master Fund and the Thebes Master Fund. By virtue of these relationships, each of Luxor Capital Group, Luxor Management and Mr. Leone may be deemed to have voting and dispositive power with respect to the shares of common stock beneficially owned by the Funds. The address of each of the Onshore Fund, the Wavefront Fund, Luxor Capital Group, Luxor Management, LCG Holdings and Mr. Leone is 1114 Avenue of the Americas, 29th Floor, New York, New York 10036. The address of each of the Offshore Master Fund, the Offshore Feeder Fund, the Thebes Master Fund and the Thebes Feeder Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(8)
As set forth in such company’s Schedule 13G filed with the SEC on February 10, 2016. According to the filing, The Vanguard Group has voting and dispositive power over 5,430,229 shares of Class A common stock. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA  19355

(9)
As set forth in such company’s Schedule 13D/A filed with the SEC on November 18, 2016. According to the filing, Appaloosa Investment Limited Partnership I, Palomino Master Ltd., Appaloosa LP, Appaloosa Capital Inc., Appaloosa Management L.P., Appaloosa Partners Inc. and David A. Tepper (collectively, “Appaloosa”) share voting and dispositive power over 8,708,708 shares of Class A common stock. The address for Appoloosa is 51 John F. Kennedy Parkway, 2nd Floor, Short Hills, New Jersey 07078.

(10)
As set forth in such company’s Schedule 13D/A filed with the SEC on November 18, 2016. According to the filing, Orion US Holdings 1 L.P. (“Orion US LP”), with respect to Class A common stock directly owned by it, Orion US GP LLC, (“Orion US GP”), with respect to Class A common stock owned by Orion US LP, Brookfield Infrastructure Fund III GP LLC, (“BIF”), which serves as the indirect general partner of Orion US GP and Orion US LP, Brookfield Asset Management Private Institutional Capital Adviser (Canada), L.P. (“BAMPIC Canada”), which serves as the investment adviser to BIF, Brookfield Credit Opportunities Master Fund, L.P., (“Brookfield Credit Opportunities LP”), Brookfield Credit Opportunities Fund GP, LLC (“Brookfield Credit Opportunities GP”), with respect to the Class A common stock owned by Brookfield Credit Opportunities LP, Brookfield Asset Management Private Institutional Capital Adviser (Credit) LLC (“BAMPIC Credit”), which serves as the investment adviser to Brookfield Credit Opportunities LP, Brookfield Asset Management Inc. (“Brookfield”), which is the ultimate parent of BIF, BAMPIC Canada, Brookfield Credit Opportunities GP, and BAMPIC Credit and may be deemed to have voting and dispositive power over the Class A Shares held by the reporting persons and Partners Limited (“Partners”) (Partners holds 85,120 Class B limited voting shares of Brookfield, representing 100% of such shares, and 549,957 Class A limited voting shares of Brookfield, representing approximately 0.1% of such shares) share voting and dispositive power over 11,075,000 shares of Class A common stock. The address of Orion US LP, Orion US GP, BIF, BAMPIC Canada, Brookfield Credit Opportunities LP, Brookfield Credit Opportunities GP, GAMPIC Credit, Brookfield and Partners is 181 Bay Street, Suite 300, Brookfield Place, Toronto, Ontario M5J 2T3, Canada.

(11)
As set forth in such company’s Schedule 13G filed with the SEC on December 31, 2015.  According to the filing, Invesco Ltd. has sole voting and dispositive power over 9,053,457 shares of Class A common stock.  The address for 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(12)	Beneficial ownership numbers for NEOs who left the Company are current as of the date of their departure.

ARRANGEMENTS AFFECTING CHANGE IN CONTROL OF COMPANY

SunEdison has pledged all of the shares of Class B common stock, and a corresponding amount of the Class B units of Terra LLC, as well as our IDRs, that SunEdison owns to SunEdison’s lenders as security under its DIP financing and its first and second lien credit facilities and outstanding second lien secured notes. Foreclosure by the lenders under the first and second lien credit facilities and outstanding second lien secured notes likely will be stayed during the pendency of the SunEdison Bankruptcy. However, if SunEdison breaches certain covenants and obligations in its DIP financing, an event of default or maturity of the DIP financing could result and the lenders could exercise their right to accelerate all the debt under the DIP financing and foreclose on the pledged shares (and a corresponding number of Class B units and IDRs). In addition, in the course of exploring financing alternatives, SunEdison could seek to sell all or a portion of its shares of Class B common stock and Class B units or IDRs or otherwise dispose of such interests to increase its liquidity profile or to effect acquisitions or other similar transactions. Foreclosures or transfers are subject to certain limitations in our governing documents, including that SunEdison (together with its controlled affiliates) must continue to own a number of Class B units equal to 25% of the units held by SunEdison upon completion of our IPO until the earlier of (i) three years from the completion of the IPO and (ii) the date that Terra LLC has made cash distributions in excess of the Third Target Distribution (as defined in Terra LLC’s amended and restated operation agreement) for four quarters (“Class B Share Lock Up”). However, such limitations may not be enforceable against foreclosures or transfers occurring in connection with the SunEdison Bankruptcy, including foreclosures by the lenders under SunEdison’s DIP financing.

Because SunEdison owns a majority of the combined voting power of our common stock, the occurrence of an event of default, foreclosure, and a subsequent sale of all, or substantially all, of the shares of Class A common stock received upon foreclosure of any pledged securities could result in a change of control. SunEdison, through its wholly owned subsidiary, SunEdison Holdings Corporation, owns 48,202,310 Class B units of Terra LLC, which are exchangeable (together with shares of our Class B common stock) for shares of our Class A common stock.

See “Item 1. Business-Recent Developments-Business Update-SunEdison Bankruptcy”, “Item 1A. Risk Factors-Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy” and other disclosures in this annual report for additional information relating to the SunEdison Bankruptcy.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to all of our equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	56,250	29.31	1,690,052	(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	56,250	29.31	1,690,052

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

(3)	These shares are currently issuable under the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS

As provided by our corporate governance and conflicts committee charter adopted in connection with our initial public offering, our corporate governance and conflicts committee is responsible for reviewing and recommending to the board whether to approve in advance any material related party transactions between us and SunEdison or its affiliates. The members of our corporate governance and conflicts committee determine whether to recommend a related party transaction in the exercise of their fiduciary duties as directors.

See Item 15, Note 19 Related Parties to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding certain relationships and related party transactions, including those with SunEdison, which disclosures are incorporated herein by reference.

Director Independence

Of the members of our Board, we believe Messrs. Dahya, Compton, Stark, Hall and Rosenberg and Ms. Fox qualify as independent directors according to the rules and regulations of the SEC and the NASDAQ. See Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance and Board Matters for additional information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed or to be billed to us for the fiscal years ended December 31, 2015 and December 31, 2014 by KPMG LLP, our principal independent registered public accounting firm.

	Year ended December 31,
(in thousands)	2015	2014
Audit fees[1]	$10,141.0	$1,608.9
Tax fees	—	—
All other fees	—	—
Total	$10,141.0	$1,608.9

(1)
Audit Fees. This category includes KPMG LLP’s audit of our annual consolidated financial statements and review of financial statements included in our quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements.

All fees described above were approved by our Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by KPMG LLP, our independent registered public accounting firm. The Audit Committee pre-approves specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of KPMG LLP or on an individual case-by-case basis before KPMG LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by KPMG LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report.

(1) Financial Statements:

(2) Financial Statement Schedules:
The information required to be submitted in the Financial Statement Schedules for TerraForm Power, Inc. has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(3) Exhibits:
See Exhibit Index submitted as a separate section of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors
TerraForm Power, Inc.:
We have audited TerraForm Power, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Report on Internal Control over Financial Reporting:

•
Ineffective Board oversight and management monitoring activities over the information technology systems development and implementation of financial reporting processes and internal controls by the parent company service provider;

•	Insufficient number of trained resources with assigned responsibility and accountability for financial reporting processes and internal controls conducted by the parent company service provider;

•
Ineffective risk assessment process that responds to changes in generally accepted accounting principles, changes in its business operations, modifications to information technology systems, and changes within the parent company service provider and key personnel;

•	Ineffective information and communication processes that ensure appropriate and accurate information is available to financial reporting personnel on a timely basis;

•	Ineffective monitoring activities;

•
Ineffective general information technology controls over the consolidation and Solar segment operating systems, databases, and IT applications and ineffective access controls over the Wind Segment operating system, databases, and IT applications, both resulting in ineffective process level automated controls and compensating manual controls dependent upon the information derived from relevant IT systems;

•
Ineffective controls over the completeness, existence, and accuracy of: (i) revenues and accounts receivable transactions (ii) allocated general and administrative expenses, (iii) the transfer of historical costs related to renewable energy facilities acquired from the parent company;

•	Ineffective operation of reconciliation controls over the completeness, existence and accuracy of various balance sheet accounts;

•	Ineffective controls over the completeness and presentation of restricted cash; and

•
Ineffective controls over the completeness and accuracy of information used as part of goodwill impairment, business combinations, hypothetical liquidation of book value, debt covenant compliance, and going concern processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TerraForm Power, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated December 5, 2016, which expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements dated December 5, 2016 contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
TerraForm Power, Inc acquired wind power plants from Invenergy Wind Global, LLC (“Invenergy”) during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, Invenergy’s internal control over financial reporting associated with total assets from these acquired projects of $2.4 billion and total revenues of $9.1 million, included in the consolidated financial statements of TerraForm Power, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Invenergy.
/s/ KPMG LLP

McLean, Virginia
December 5, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors
TerraForm Power, Inc.:
We have audited the accompanying consolidated balance sheets of TerraForm Power, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TerraForm Power, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TerraForm Power, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 5, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Our report dated December 5, 2016, on the effectiveness of internal control over financial reporting as of December 31, 2015, contains an explanatory paragraph that states the Company acquired wind power plants from Invenergy Wind Global, LLC (“Invenergy”) on December 15, 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, Invenergy’s internal control over financial reporting associated with total assets of $2.4 billion and total revenues of $9.1 million, included in the consolidated financial statements of TerraForm Power, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal controls over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Invenergy.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, SunEdison, Inc. (the Company’s sponsor) and certain of its affiliates filed for bankruptcy on April 21, 2016. The risk of substantive consolidation of the Company with SunEdison, Inc. and inclusion in the SunEdison, Inc. bankruptcy, as well as existing covenant defaults and risks of future covenant defaults under a number of the Company’s financing arrangements also discussed in note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty
.

/s/ KPMG LLP

McLean, Virginia
December 5, 2016

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Operating revenues, net	$469,506	$127,156	$18,716
Operating costs and expenses:
Cost of operations	70,468	10,630	1,112
Cost of operations - affiliate	19,915	8,063	1,068
General and administrative expenses	55,811	20,984	289
General and administrative expenses - affiliate	55,330	19,144	5,158
Acquisition and related costs	49,932	10,177	—
Acquisition and related costs - affiliate	5,846	5,049	—
Loss on prepaid warranty - affiliate	45,380	—	—
Depreciation, accretion and amortization expense	161,310	41,280	5,731
Formation and offering related fees and expenses	—	3,570	—
Formation and offering related fees and expenses - affiliate	—	1,870	—
Total operating costs and expenses	463,992	120,767	13,358
Operating income	5,514	6,389	5,358
Other expenses:
Interest expense, net	167,805	86,191	8,129
Loss (gain) on extinguishment of debt, net	16,156	(7,635)	—
Loss (gain) on foreign currency exchange, net	19,488	14,007	(771)
Loss on investments and receivables - affiliate	16,079	—	—
Other expenses, net	7,362	438	—
Total other expenses, net	226,890	93,001	7,358
Loss before income tax benefit	(221,376)	(86,612)	(2,000)
Income tax benefit	(13,241)	(4,689)	(88)
Net loss	(208,135)	(81,923)	(1,912)
Less: Pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	1,610	(1,498)	(1,630)
Less: Predecessor loss prior to the IPO on July 23, 2014	—	(10,357)	(282)
Net loss subsequent to IPO and excluding pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	(209,745)	(70,068)	—
Less: Net income attributable to redeemable non-controlling interests	8,512	—	—
Less: Net loss attributable to non-controlling interests	(138,371)	(44,451)	—
Net loss attributable to Class A common stockholders	$(79,886)	$(25,617)	$—

Weighted average number of shares:
Class A common stock - Basic and diluted	65,883	29,602
Loss per share:
Class A common stock - Basic and diluted	$(1.25)	$(0.87)

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(208,135)	$(81,923)	$(1,912)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Net unrealized loss arising during the period	(18,446)	(3,541)	—
Hedging activities:
Net unrealized gain (loss) arising during the period, net of tax	26,913	(1,925)	—
Reclassification of net realized loss into earnings, net of tax	4,663	—	—
Other comprehensive income (loss), net of tax	13,130	(5,466)	—
Total comprehensive loss	(195,005)	(87,389)	(1,912)
Less: Pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	1,610	(1,498)	(1,630)
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	40,016	—	—
Less: Predecessor comprehensive loss prior to IPO on July 23, 2014	—	(10,357)	(282)
Comprehensive loss subsequent to IPO and excluding pre-acquisition comprehensive income (loss) of renewable energy facilities acquired from SunEdison	(236,631)	(75,534)	—
Less comprehensive (loss) income attributable to non-controlling interests:
Net loss attributable to non-controlling interests	(138,371)	(44,451)	—
Net income attributable to redeemable non-controlling interests	8,512	—	—
Foreign currency translation adjustments	(7,862)	(2,392)	—
Hedging activities	(3,545)	(1,437)	—
Comprehensive loss attributable to non-controlling interests	(141,266)	(48,280)	—
Comprehensive loss attributable to Class A common stockholders	$(95,365)	$(27,254)	$—

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$626,595	$468,554
Restricted cash, including consolidated VIEs of $18,531 and $39,898 in 2015 and 2014, respectively	152,586	70,545
Accounts receivable, net	103,811	32,036
Deferred financing costs, net	17,606	—
Prepaid expenses and other current assets	53,769	22,637
Total current assets	954,367	593,772

Renewable energy facilities, net, including consolidated VIEs of $1,663,523 and $1,466,223 in 2015 and 2014, respectively	5,802,380	2,648,212
Intangible assets, net, including consolidated VIEs of $233,142 and $259,004 in 2015 and 2014, respectively	1,246,164	361,673
Goodwill	55,874	—
Deferred financing costs, net	35,626	42,741
Deferred income taxes	—	4,606
Restricted cash	13,852	10,455
Other assets	119,960	18,964
Total assets	$8,228,223	$3,680,423

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)

	December 31, 2015	December 31, 2014
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated VIEs of $572,945 and $20,907 in 2015 and 2014, respectively	$2,031,937	$100,488
Accounts payable, accrued expenses and other current liabilities, including consolidated VIEs of $25,785 and $27,284 in 2015 and 2014, respectively	150,721	83,612
Deferred revenue	15,460	24,264
Due to SunEdison, net	20,274	194,432
Total current liabilities	2,218,392	402,796
Long-term debt and financing lease obligations, less current portion, including consolidated VIEs of $59,706 and $620,853 in 2015 and 2014, respectively	2,550,175	1,599,277
Deferred revenue, less current portion	70,492	52,214
Deferred income taxes	26,630	7,702
Asset retirement obligations, including consolidated VIEs of $46,203 and $32,181 in 2015 and 2014, respectively	215,146	78,175
Other long-term liabilities	31,408	—
Total liabilities	5,112,243	2,140,164

Redeemable non-controlling interests	175,711	24,338
Stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding in 2015 and 2014	—	—
Class A common stock, $0.01 par value per share, 850,000,000 shares authorized, 79,734,265 and 42,217,984 shares issued in 2015 and 2014, respectively, and 79,612,533 and 42,217,984 shares outstanding in 2015 and 2014, respectively	784	387
Class B common stock, $0.01 par value per share, 140,000,000 shares authorized, 60,364,154 and 64,526,654 shares issued and outstanding in 2015 and 2014, respectively	604	645
Class B1 common stock, $0.01 par value per share, 260,000,000 shares authorized, no shares and 5,840,000 shares issued and outstanding in 2015 and 2014, respectively	—	58
Additional paid-in capital	1,267,484	498,256
Accumulated deficit	(104,593)	(26,317)
Accumulated other comprehensive income (loss)	22,900	(1,637)
Treasury stock, 121,732 and no shares in 2015 and 2014, respectively	(2,436)	—
Total TerraForm Power, Inc. stockholders' equity	1,184,743	471,392
Non-controlling interests	1,755,526	1,044,529
Total non-controlling interests and stockholders' equity	2,940,269	1,515,921
Total liabilities, non-controlling interests and stockholders' equity	$8,228,223	$3,680,423
See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

												Non-controlling Interests
	Net SunEdison Investment	Class A Common Stock Issued		Class B Common Stock Issued		Class B1 Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income			Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
		Shares	Amount	Shares	Amount	Shares	Amount				Total	Capital			Total
Balance as of December 31, 2012	$30,029	—	$—	—	$—	—	$—	$—	$—	$—	$30,029	$—	$—	$—	$—	$30,029
Net loss	(282)	—	—	—	—	—	—	—	—	—	(282)	—	—	—	—	(282)
Pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(1,630)	—	—	—	—	—	—	—	—	—	(1,630)	—	—	—	—	(1,630)
Net SunEdison investment	(25,443)	—	—	—	—	—	—	—	—	—	(25,443)	—	—	—	—	(25,443)
Sale of membership interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	—	12,778	—	—	12,778	12,778
Balance as of December 31, 2013	$2,674	—	$—	—	$—	—	$—	$—	$—	$—	$2,674	$12,778	$—	$—	$12,778	$15,452
Net SunEdison investment	418,388	—	—	—	—	—	—	—	—	—	418,388	—	—	—	—	418,388
Issuance of Class B common stock to SunEdison at formation	(657)	—	—	65,709	657	—	—	—	—	—	—	—	—	—	—	—
Additions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	222,388	—	—	222,388	222,388
Issuance of restricted Class A common stock	—	4,977	14	—	—	—	—	(14)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	566	—	—	566	—	—	—	—	566
Net loss	(10,357)	—	—	—	—	—	—	—	—	—	(10,357)	—	643	—	643	(9,714)
Pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(798)	—	—	—	—	—	—	—	—	—	(798)	—	—	—	—	(798)
Balance as of July 23, 2014	$409,250	4,977	$14	65,709	$657	—	$—	$552	$—	$—	$410,473	$235,166	$643	$—	$235,809	$646,282
Write-off U.S. deferred tax assets and liabilities at IPO	3,616	—	—	—	—	—	—	—	—	—	3,616	—	—	—	—	3,616
Issuance of Class B common stock to SunEdison at IPO	(58)	—	—	5,840	58	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class B membership units in TerraForm LLC to SunEdison at IPO	(412,808)	—	—	—	—	—	—	(222,155)	—	—	(634,963)	634,963	—	—	634,963	—
Issuance of class B1 common stock to Riverstone at IPO	—	—	—	—	—	5,840	58	145,942	—	—	146,000	(146,000)	—	—	(146,000)	—
Issuance of Class B1 membership units in TerraForm LLC to Riverstone at IPO	—	—	—	—	—	—	—	(57,633)	—	—	(57,633)	57,633	—	—	57,633	—
Issuance and forfeiture of Class A common stock	—	37,241	373	(7,023)	(70)	—	—	770,118	—	—	770,421	—	—	—	—	770,421
Dividends	—	—	—	—	—	—	—	(7,249)	—	—	(7,249)	—	—	—	—	(7,249)
Stock-based compensation	—	—	—	—	—	—	—	5,221	—	—	5,221	—	—	—	—	5,221
Net loss	—	—	—	—	—	—	—	—	(25,617)	—	(25,617)	—	(45,094)	—	(45,094)	(70,711)
Pre-acquisition net loss of renewable energy facilities acquired from SunEdison	—	—	—	—	—	—	—	—	(700)	—	(700)	—	—	—	—	(700)
Net SunEdison investment	—	—	—	—	—	—	—	2,569	—	—	2,569	3,987	—	—	3,987	6,556
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,637)	(1,637)	—	—	(3,829)	(3,829)	(5,466)
Additions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	169,274	—	—	169,274	169,274
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,323)	—	—	(1,323)	(1,323)
Equity reallocation	—	—	—	—	—	—	—	(139,109)	—	—	(139,109)	139,109	—	—	139,109	—
Balance as of December 31, 2014	$—	42,218	$387	64,526	$645	5,840	$58	$498,256	$(26,317)	$(1,637)	$471,392	$1,092,809	$(44,451)	$(3,829)	$1,044,529	$1,515,921

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(CONTINUED)

													Non-controlling Interests
	Class A Common Stock Issued		Class B Common Stock Issued		Class B1 Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2014	42,218	$387	64,526	$645	5,840	$58	$498,256	$(26,317)	$(1,637)	—	$—	$471,392	$1,092,809	$(44,451)	$(3,829)	$1,044,529	$1,515,921
Issuance of Class A common stock, net of issuance costs	31,912	318	(4,162)	(41)	—	—	921,333	—	—	—	—	921,610	—	—	—	—	921,610
Riverstone exchange	5,840	58	—	—	(5,840)	(58)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	(236)	21	—	—	—	—	22,622	—	—	(122)	(2,436)	20,207	—	—	—	—	20,207
Net loss¹	—	—	—	—	—	—	—	(79,886)	—	—	—	(79,886)	—	(138,371)	—	(138,371)	(218,257)
Pre-acquisition net loss of renewable energy facilities acquired from SunEdison	—	—	—	—	—	—	—	1,610	—	—	—	1,610	—	—	—	—	1,610
Dividends	—	—	—	—	—	—	(88,705)	—	—	—	—	(88,705)	—	—	—	—	(88,705)
Consolidation of non-controlling interests in acquired renewable energy facilities	—	—	—	—	—	—	—	—	—	—	—	—	413,014	—	—	413,014	413,014
Repurchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(54,694)	—	—	(54,694)	(54,694)
Net SunEdison investment	—	—	—	—	—	—	84,288	—	—	—	—	84,288	69,113	—	—	69,113	153,401
Other comprehensive loss	—	—	—	—	—	—	—	—	(15,479)	—	—	(15,479)	—	—	(11,407)	(11,407)	(26,886)
Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	—	—	—	—	—	—	—	—	40,016	—	—	40,016	—	—	—	—	40,016
Sale of membership interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	—	—	346,704	—	—	346,704	346,704
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(83,672)	—	—	(83,672)	(83,672)
Equity reallocation	—	—	—	—	—	—	(170,310)	—	—	—	—	(170,310)	170,310	—	—	170,310	—
Balance as of December 31, 2015	79,734	$784	60,364	$604	—	$—	$1,267,484	$(104,593)	$22,900	(122)	$(2,436)	$1,184,743	$1,953,584	$(182,822)	$(15,236)	$1,755,526	$2,940,269
———

(1)	Excludes $8,512 of net income attributable to redeemable non-controlling interests.

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(208,135)	$(81,923)	$(1,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	13,125	5,787	—
Depreciation, accretion and amortization expense	161,310	41,280	5,731
Amortization of favorable and unfavorable rate revenue contracts, net	5,304	4,190	—
Loss on prepaid warranty - affiliate	45,380	—	—
Loss on investments and receivables - affiliate	16,079	—	—
Amortization of deferred financing costs and debt discounts	27,028	25,793	198
Recognition of deferred revenue	(9,909)	(258)	(205)
Loss (gain) on extinguishment of debt, net	16,156	(7,635)	—
Unrealized loss on derivatives, net	1,413	—	—
Unrealized loss (gain) on foreign currency exchange, net	22,343	11,920	(771)
Deferred taxes	(13,497)	(4,773)	(253)
Other, net	9,395	(9,257)	(609)
Changes in assets and liabilities:
Accounts receivable	(11,272)	(3,431)	(892)
Prepaid expenses and other current assets	12,189	22,921	(33,698)
Accounts payable, accrued expenses and other current liabilities	19,887	4,062	4,902
Deferred revenue	19,383	71,129	792
Due to SunEdison, net	—	4,422	18,865
Other, net	(1,919)	—	—
Net cash provided by (used in) operating activities	124,260	84,227	(7,852)
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(617,649)	(1,122,293)	(210,360)
Other investments	(8,400)	—	—
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(2,471,600)	(644,890)	—
Due to SunEdison, net	(26,153)	(56,088)	—
Change in restricted cash	(48,609)	23,635	(58,878)
Net cash used in investing activities	$(3,172,411)	$(1,799,636)	$(269,238)

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	$921,610	$770,421	$—
Change in restricted cash for principal debt service	—	1,897	2,834
Proceeds from Senior Notes due 2023	945,962	—	—
Proceeds from Senior Notes due 2025	300,000	—	—
Proceeds from Term Loan	—	575,000	—
Repayment of Term Loan	(573,500)	(1,500)	—
Proceeds from bridge loan	—	400,000	—
Repayment of bridge loan	—	(400,000)	—
Proceeds from Revolver	890,000	—	—
Repayment of Revolver	(235,000)	—	—
Borrowings of non-recourse long-term debt	1,425,033	471,923	304,729
Principal payments on non-recourse long-term debt	(515,514)	(341,191)	(5,928)
Due to SunEdison, net	(145,247)	199,369	6,936
Contributions from non-controlling interests	349,736	164,742	12,778
Distributions to non-controlling interests	(28,145)	(1,323)	—
Repurchase of non-controlling interests	(63,198)	—	—
Distributions to SunEdison	(58,291)	—	—
Net SunEdison investment	149,936	405,062	(32,702)
Payment of dividends	(88,705)	(7,249)	—
Debt prepayment premium	(6,412)	—	—
Debt financing fees	(59,672)	(54,060)	(10,516)
Net cash provided by financing activities	3,208,593	2,183,091	278,131
Net increase in cash and cash equivalents	160,442	467,682	1,041
Effect of exchange rate changes on cash and cash equivalents	(2,401)	(172)	—
Cash and cash equivalents at beginning of period	468,554	1,044	3
Cash and cash equivalents at end of period	$626,595	$468,554	$1,044

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $22,423, $19,694 and $3,599, respectively	$114,452	$79,867	$8,564
Cash paid for income taxes	—	—	—
Schedule of non-cash activities:
Additions to renewable energy facilities in accounts payable, accrued expenses and other current liabilities	3,709	15,046	—
Additions to renewable energy facilities in Due from SunEdison	—	9,780	54,090
Additions of asset retirement obligation (ARO) assets and liabilities	52,181	34,414	4,518
ARO assets and obligations from acquisitions	74,293	29,450	—
Long-term debt assumed in connection with acquisitions	667,384	550,936	—
Amortization of deferred financing costs included as construction in progress	—	17,589	791
Decrease in Due to SunEdison in exchange for equity	—	14,768	—
Issuance of B1 common stock to Riverstone for Mt. Signal	—	146,000	—
Non-controlling interest in Terra LLC (Class B units) issued in connection with the initial public offering	—	634,963	—
Non-controlling interest in Terra LLC (Class B1 units) issued in connection with the initial public offering	—	57,633	—
Write-off of pre-IPO U.S. deferred tax assets and liabilities	—	3,616	—

1. NATURE OF OPERATIONS

TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (the "Company") is a controlled affiliate of SunEdison, Inc. (together, with its consolidated subsidiaries excluding the Company, "SunEdison"). TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC" or "the Predecessor"), an owner of renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. TerraForm Power is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC.

On April 21, 2016, SunEdison Inc. and certain of its domestic and international subsidiaries (the "SunEdison Debtors") voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "SunEdison Bankruptcy"). The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely substantially on SunEdison for funding or liquidity and believes that the Company will have sufficient liquidity to support its ongoing operations. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy.

While the Company continues to evaluate SunEdison's bankruptcy filings and will continue to monitor the conduct of the bankruptcy proceedings and work to assert and enforce any claims that it may have against SunEdison through those proceedings, the SunEdison Bankruptcy may have a material adverse effect on the Company given its reliance on SunEdison.

During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with the Company, including under the sponsorship arrangements consisting of the various corporate-level agreements put in place at the time of the Company's IPO (collectively the "Sponsorship Arrangement") and certain operation and maintenance ("O&M") and asset management arrangements. SunEdison's failure to perform substantially as obligated under its agreements with the Company, including under the Sponsor Arrangement, project-level O&M and asset management agreements and other support agreements, may have a material adverse effect on the Company. Despite these adverse effects, the Company expects that it will be able to operate its business without the support of SunEdison pursuant to the plans for transitioning away from reliance on SunEdison that it is in the process of implementing. These plans include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, directly hiring employees, and retaining backup or replacement operation and maintenance and asset management services for the Company's wind and solar facilities from other providers. The Company's business will be negatively impacted to the extent it is unsuccessful in implementing the relevant plans or the resulting ongoing long-term costs are higher than the costs the Company expected to incur with SunEdison as a sponsor.

On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. As set forth in the proofs of claim, the Company has unsecured claims against SunEdison that are estimated to be in excess of $1.0 billion. These claims include, without limitation, claims for damages relating to breach of SunEdison's obligations under the sponsorship arrangement between the Company and SunEdison and other agreements; contribution and indemnification claims arising from litigation; claims relating to SunEdison's breach of fiduciary, agency and other duties; and claims for interference with and the disruption of the business of the Company, including the loss of business opportunities, loss of business records, failure to provide timely audited financials, and the increased cost of financing and commercial arrangements. Many of these claims are contingent, unliquidated and/or disputed by SunEdison and other parties in interest in the SunEdison Bankruptcy Case, and the estimated amounts of these claims may change substantially as circumstances develop and damages are determined. In addition, recoveries on unsecured claims in the SunEdison Bankruptcy Case are expected to be significantly impaired. On December 1, 2016, the official committee of unsecured creditors of the SunEdison Bankruptcy filed an omnibus objection to the proofs of claim filed by the Company.

In addition, the Company believes that it may have claims entitled to administrative priority against SunEdison, including, without limitation, claims with respect to certain expenses that it has incurred after the commencement of the SunEdison Bankruptcy Case; however, the Company expects SunEdison and other parties in interest in the SunEdison Bankruptcy Case to dispute both the amount of these claims and whether or not these claims are entitled to administrative priority over other claims against SunEdison.

On November 7, 2016, the official committee of unsecured creditors of the SunEdison Bankruptcy filed a notice of motion of leave, standing and authority to commence an action for, and settlement authority with respect to, avoidance claims

See accompanying notes to consolidated financial statements.

against the Company arising intercompany transactions between the Company and SunEdison. The Company filed an objection to the standing motion on November 29, 2016. A hearing on the motion is scheduled for December 6, 2016. In addition, in the future, the Company believes that SunEdison may assert, or other parties with interest in the SunEdison Bankruptcy may seek to assert on SunEdison's behalf, certain claims against the Company. The Company intends to vigorously contest any avoidance claims asserted against it in the SunEdison Bankruptcy Case, including to the extent any such claims are brought by the official committee of unsecured creditors if it is successful in its standing motion.

The Company is currently engaged in settlement discussions with SunEdison to resolve, among other issues, intercompany claims and defenses, including the claims described in the preceding three paragraphs. While these settlement discussions remain ongoing and there can be no guarantee that a settlement will be reached, the Company believes that a successful settlement could facilitate the Company’s exploration of strategic alternatives. Any settlement would be subject to the approval of the bankruptcy court in the SunEdison Bankruptcy.

In most of the Company's debt-financed projects, SunEdison Debtors are a party to a material project agreement or guarantor thereof, such as being a party to or guarantor of an asset management or O&M contract. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, the Company has experienced defaults under most of its non-recourse financing agreements; however, these defaults are generally curable. To date none of the non-recourse financings has been accelerated and no project-level lender has notified the Company of such lenders election to enforce project security interests. While the Company has obtained waivers or temporary forbearances with respect to certain of these project-level defaults, no assurances can be given that the Company will obtain waivers and/or permanent forbearance agreements for the remaining projects, or that none of the financings will be accelerated. The Company is continuing to monitor the situation and is developing and implementing plans to obtain operation and maintenance and asset management services for its renewable energy facilities from third parties. The Company's corporate-level Revolver and Indentures do not include an event of default provision directly triggered by the occurrence of the SunEdison Bankruptcy.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Our sponsor, SunEdison, Inc., and certain of its affiliates filed for bankruptcy on April 21, 2016. We believe that we have observed formalities and operating procedures to maintain our separate existence, that our assets and liabilities can be readily identified as distinct from those of SunEdison and that we do not rely substantially on SunEdison for funding or liquidity and will have sufficient liquidity to support our ongoing operations. Our contingency planning with respect to the SunEdison Bankruptcy has and will include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, establishing separate human resources systems and employee retention efforts, and retaining backup or replacement operation and maintenance and asset management services for our power plants from other providers.

However, there is a risk that an interested party in the SunEdison Bankruptcy could request that the assets and liabilities of the Company be substantively consolidated with SunEdison and that the Company and/or its assets and liabilities be included in the SunEdison Bankruptcy. While it has not been requested to date and we believe there is no basis for substantive consolidation in our circumstances, we cannot assure you that substantive consolidation will not be requested in the future or that the bankruptcy court would not consider it. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict.

To the extent the bankruptcy court were to determine that substantive consolidation was appropriate under the Company's facts and circumstances, the assets and liabilities of the Company could be made available to help satisfy the debt or contractual obligations of SunEdison.

Additionally, there have been covenant defaults under a number of our financing arrangements, mainly because of delays in the delivery of project-level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for 2015 on Form 10-K. In addition, in a number of cases the SunEdison Bankruptcy resulted in defaults because SunEdison Debtors have been serving as operation and maintenance and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default, including through the completion of project-level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived. If the remaining defaults are not cured or waived, this would restrict the ability of the relevant project-level subsidiaries to make distributions to us, which may affect our ability to meet certain covenants related to our revolving credit facility at the corporate level, or entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends.

The risk of substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy as well as the existing covenant defaults and risks of future covenant defaults under a number of our financing agreements, raise substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The Company is required to recast historical financial statements when renewable energy facilities are acquired from SunEdison. The recast reflects the assets and liabilities and the results of operations of the acquired renewable energy facilities for the period the facilities were owned by SunEdison, which is in accordance with applicable rules governing transactions between entities under common control. The Company has modified the presentation of its consolidated statement of operations to separate pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison from net loss attributable to Class A common stockholders.

For all periods prior to the Company's initial public offering ("IPO") on July 23, 2014, the accompanying consolidated financial statements represent the combination of TerraForm Power and Terra LLC, the accounting predecessor, and were prepared using SunEdison's historical basis in assets and liabilities. For all periods subsequent to the IPO, the accompanying consolidated financial statements represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest.

The historical financial statements of the Predecessor include allocations of certain SunEdison corporate expenses and income tax expense. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. Subsequent to the IPO, corporate expenses represent actual costs incurred by the Company under the Management Services Agreement, as more fully described in Note 19. Related Parties.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). They include the results of wholly owned and partially owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated. The Company consolidates variable interest entities ("VIEs") in renewable energy facilities when determined to be the primary beneficiary.

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

To determine a VIE's primary beneficiary, an enterprise must perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE, the obligation to absorb losses, and/or receive its benefits. Therefore, an enterprise must identify the activities that most significantly impact the VIE's economic performance and determine whether it, or another party, has the power to direct those activities. When evaluating whether the Company is the primary beneficiary of a VIE, the Company performs a qualitative analysis that considers the design of the VIE, the nature of the Company's involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns, a quantitative analysis is performed to determine the primary beneficiary.

For the Company's consolidated VIEs, the Company has presented on its consolidated balance sheets, to the extent material, the assets of its consolidated VIEs that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of its consolidated VIEs for which creditors do not have recourse to the Company's general assets outside of the VIE.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and money market funds with original maturity periods of three months or less when purchased. As of December 31, 2015 and 2014, cash and cash equivalents included $81.1 million and $12.0 million, respectively, of unrestricted cash held at project-level subsidiaries, which was available for project expenses but not available for corporate use.

Restricted Cash

Restricted cash consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements and funds held within the Company's project companies that are restricted for current debt service payments and other purposes in accordance with the applicable debt agreements. These restrictions include: (i) cash on deposit in collateral accounts, debt service reserve accounts and maintenance reserve accounts; and (ii) cash on deposit in operating accounts but subject to distribution restrictions related to debt defaults existing as of the balance sheet date.

As discussed in Note 10. Long-term debt, the Company experienced defaults under most of its non-recourse financing agreements prior to the issuance of the financial statements for the year ended December 31, 2015.     As a result, the Company reclassified $61.1 million of long-term restricted cash to current as of December 31, 2015, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as long-term restricted cash were driven by the financing agreements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported on the consolidated balance sheets, including both billed and unbilled amounts, and are adjusted for any write-offs as well as the allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts to adjust its receivables to amounts considered to be ultimately collectible and charges to the allowance are recorded within general and administrative expenses in the consolidated statements of operations. The Company's allowance is based on a variety of factors, including the length of time receivables are past due, significant one-time events, the financial health of its customers and historical experience. The allowance for doubtful accounts was $2.7 million as of December 31, 2015. There was no allowance for doubtful accounts as of December 31, 2014. Accounts receivable are written off in the period in which the receivable is deemed uncollectible and collection efforts have been exhausted. There were no write-offs of accounts receivable for the years ended December 31, 2015, 2014 and 2013.

Renewable Energy Facilities

Renewable energy facilities consist of solar generation facilities and wind power plants that are stated at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When renewable energy facilities are retired, or otherwise disposed of, the cost and accumulated depreciation is removed from the consolidated balance sheets and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of renewable energy facilities is recognized using the straight-line method over the estimated useful lives of the renewable energy facilities of 20 to 30 years.

Intangibles

The Company's intangible assets and liabilities represent revenue contracts, consisting of long-term power purchase agreements ("PPAs") and renewable energy certificates ("RECs"), and lease agreements that were obtained through third party acquisitions. The revenue contract intangibles are comprised of favorable and unfavorable rate PPAs and REC agreements and the in-place value of market rate PPAs. The lease agreement intangibles are comprised of favorable and unfavorable rate land leases. Intangible assets and liabilities that have determinable estimated lives are amortized over those estimated lives. Amortization of favorable and unfavorable rate revenue contracts is recorded within operating revenues, net in the consolidated statements of operations. Amortization expense related to the in-place value of market rate revenue contracts is recorded within depreciation, accretion and amortization expense in the consolidated statements of operations, and amortization of favorable and unfavorable rate land leases is recorded within cost of operations. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used up. The amounts and useful lives assigned to intangible assets and liabilities acquired impact the amount and timing of future amortization.

Impairment of Long-lived Assets

Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured as the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statement of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. There were no impairments recognized during the years ended December 31, 2015, 2014 and 2013.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead evaluates goodwill for impairment at least annually on December 1st. The Company performs an impairment test between scheduled annual tests if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

The Company may first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative impairment test includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit’s fair value is more-likely-than-not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, the Company must perform the two-step impairment test. The Company may also elect to proceed directly to the two-step impairment test without considering such qualitative factors.

The first step in the two-step impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company has historically defined its reporting units to be consistent with its reportable segments. In accordance with the authoritative guidance over fair value measurements, the Company defines the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair values of the Company's reporting units. The Company does not believe that a cost approach is relevant to measuring the fair values of its reporting units.

Significant management judgment is required when estimating the fair value of the Company's reporting units including the forecasting of future operating results, the discount rates and expected future growth rates that it uses in the discounted cash flow method of valuation, and in the selection of comparable businesses that are used in the market approach. If the estimated fair value of the reporting unit exceeds the carrying value assigned to that unit, goodwill is not impaired and no further analysis is required.

If the carrying value assigned to a reporting unit exceeds its estimated fair value in the first step, then the Company is required to perform the second step of the impairment test. In this step, the Company assigns the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that reporting unit, as if a market participant just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit determined in the first step of the impairment test over the total amount assigned to the assets and liabilities in the second step of the impairment test represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of goodwill, the Company would record an impairment loss equal to the difference.

Capitalized Interest

Interest incurred on funds borrowed to finance construction of renewable energy facilities is capitalized until the system is ready for its intended use. The amount of interest capitalized during the years ended December 31, 2015, 2014 and 2013 was $22.4 million, $19.7 million and $3.6 million, respectively.

Financing Lease Obligations

Certain of the Company's assets were financed with sale-leaseback arrangements. Proceeds received from a sale-leaseback are treated using the deposit method when the sale of the renewable energy facility is not recognizable. A sale is not recognized when the leaseback arrangements include a prohibited form of continuing involvement, such as an option or obligation to repurchase the assets under the Company's master lease agreements. Under these arrangements, the Company does not recognize any profit until the sale is recognizable, which the Company expects will be at the end of the arrangement when the contract is canceled and the initial deposits received are forfeited by the financing party.

Over the course of the leaseback arrangements the Company is required to make rental payments. These payments are allocated between principal and interest payments using an effective yield method.

Deferred Financing Costs

Financing costs incurred in connection with obtaining construction and term financing are deferred and amortized over the maturities of the respective financing arrangements using the effective interest method. Amortization of deferred financing costs is capitalized during construction and recorded as interest expense in the consolidated statements of operations following achievement of commercial operation. There was no amortization of deferred financing costs capitalized during construction for the year ended December 31, 2015. Amortization of deferred financing costs capitalized during construction was $17.6 million and $0.8 million during the years ended December 31, 2014 and 2013, respectively. Amortization of deferred financing costs and debt discounts recorded as interest expense was $27.0 million, $25.8 million and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As discussed in Note 10. Long-term debt, the Company experienced defaults under most of its non-recourse financing agreements prior to the issuance of the financial statements for the year ended December 31, 2015.     As a result, $17.6 million of deferred financing costs, net were reclassified from long-term assets to current as of December 31, 2015, consistent with the corresponding debt classification. Amortization of deferred financing costs and debt discounts continue to be amortized over the maturities of the respective financing agreements as before the violations, as the Company believes there is a reasonable likelihood that it will be able to successfully negotiate a waiver with the lenders and/or cure the defaults.

Asset Retirement Obligations

The Company operates under PPAs with some customers that include a requirement for the removal of the renewable energy facilities at the end of the term of the agreement. Asset retirement obligations are recognized at fair value in the period in which they are incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its expected future value. The corresponding renewable energy facility that is capitalized at inception is depreciated over its useful life.

Revenue Recognition

Power Purchase Agreements

A significant majority of the Company's revenues are obtained through the sale of energy (based on MW) pursuant to terms of PPAs or other contractual arrangements which have a weighted-average remaining life of 16 years as of December 31, 2015. All PPAs are accounted for as operating leases, have no minimum lease payments and rental income under these leases is recorded as revenue when the electricity is delivered.

Incentive Revenue

The Company generates RECs as it produces electricity. These RECs are currently sold pursuant to agreements with SunEdison, unaffiliated third parties and a certain debt holder, and revenue is recognized as the underlying electricity is produced.

The Company also receives performance-based incentives ("PBIs") from public utilities in connection with certain sponsored programs. The Company has a PBI arrangement with the State of California whereby the Company will receive a fixed rate multiplied by the kilowatt hour ("kWh") production on a monthly basis for 60 months. The PBI revenue is recognized as energy is generated over the measurement-period. The Company recognizes revenue based on the rate applicable at the time the energy is created and adjusts the amount recognized when it meets the threshold that qualifies it for the higher rate. PBI in the state of Colorado has a 20-year term at a fixed-price per kWh produced. The revenue is recognized as energy is generated over the term of the agreement.

Deferred Revenue

Deferred revenue consists of upfront incentives or subsidies received from various state governmental jurisdictions for operating certain of the Company's renewable energy facilities or from the sale of investment tax credits to non-controlling members. The amounts deferred are recognized as revenue on a straight-line basis over the depreciable life of the renewable energy facility or upon the contingency of claw-back of the tax credits resolve as the Company fulfills its obligation to operate these renewable energy facilities. Recognition of deferred revenue was $9.9 million, $0.3 million, and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes using the liability method, which requires that it use the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant temporary differences.

The Company reports certain of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between the Company's financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in the Company's consolidated balance sheets. The Company measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income, which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more-likely-than-not to be realized. Tax benefits are recognized when it is more-

likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit recognized from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. The Company recognizes interest and penalties accrued related to uncertain tax benefits as a component of income tax expense. Changes to existing net deferred tax assets or valuation allowances or changes to uncertain tax benefits are recorded to income tax expense.

Non-controlling Interests and Hypothetical Liquidation at Book Value ("HLBV")

Non-controlling interests represents the portion of net assets in consolidated entities that are not owned by the Company. The Company has determined the allocation of economics between the controlling party and the third party for non-controlling interests does not correspond to ownership percentages for certain of its consolidated subsidiaries. In order to reflect the substantive profit sharing arrangements, the Company has determined that the appropriate methodology for determining the value of non-controlling interests is a balance sheet approach using the HLBV method.

Under the HLBV method, the amounts reported as non-controlling interest on the consolidated balance sheets represent the amounts the third party investors could hypothetically receive at each balance sheet reporting date based on the liquidation provisions of the respective operating partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third party, non-controlling interests in the consolidated statements of operations and statements of comprehensive loss are determined based on the difference in the carrying amounts of non-controlling interests on the consolidated balance sheets between reporting dates, adjusted for any capital transactions between the Company and third party investors that occurred during the respective period. Non-controlling interests are reported as a component of equity in the consolidated balance sheets.

Where, prior to the commencement of operating activities for a respective renewable energy facility, HLBV results in an immediate change in the carrying value of non-controlling interest on the consolidated balance sheet due to the recognition of ITCs or other adjustments as required by the U.S. Internal Revenue Code, the Company defers the recognition of the respective adjustments and recognizes the adjustments in non-controlling interest on the consolidated statement of operations on a straight-line basis over the expected life of the underlying assets giving rise to the respective difference. Similarly, where the Company has acquired a controlling interest in a partnership and there is a resulting difference between the initial fair value of non-controlling interest and the value of non-controlling interest as measured using HLBV, the Company initially records non-controlling interest at fair value and amortizes the resulting difference over the remaining life of the underlying assets.

Contingencies

The Company is involved in conditions, situations or circumstances in the ordinary course of business with possible gain or loss contingencies that will ultimately be resolved when one or more future events occur or fail to occur. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, that amount will be accrued. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range will be accrued. The Company continually evaluates uncertainties associated with loss contingencies and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements; and (ii) the loss or range of loss can be reasonably estimated. Legal costs are expensed when incurred. Gain contingencies are not recorded until realized or realizable.

Derivative Financial Instruments

The Company recognizes its derivative instruments as assets or liabilities at fair value in the consolidated balance sheets. Accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as part of a hedging relationship and the type of hedging relationship.

The effective portion of changes in fair value of derivative instruments designated as cash flow hedges is reported as a component of other comprehensive income (loss). Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of changes in fair value is recorded as a component of net loss on the consolidated statements of operations. There was no ineffectiveness during the years ended December 31, 2015, 2014 and 2013.

The change in fair value of undesignated derivative instruments is reported as a component of net loss on the consolidated statements of operations.

Fair Value Measurements

The Company performs fair value measurements defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

In determining fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. Assets and liabilities are categorized within a fair value hierarchy based upon the lowest level of input that is significant to the fair value measurement:

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

The Company maintains various financial instruments recorded at cost in the December 31, 2015 and 2014 consolidated balance sheets that are not required to be recorded at fair value. For cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and due to SunEdison, net, the carrying amount approximates fair value because of the short-term maturity of the instruments. See Note 13. Fair Value of Financial Instruments for disclosures related to the fair value of the Company's derivative instruments and long-term debt.

Foreign Operations

The Company's reporting currency is the U.S. dollar. Certain of the Company's subsidiaries maintain their records in local currencies other than the U.S. dollar, which are their functional currencies. When a subsidiary’s local currency is considered its functional currency, the Company translates its assets and liabilities to U.S. dollars using exchange rates in effect at the balance sheet date, and its revenue and expense accounts to U.S. dollars at average exchange rates for the period. Translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses and changes in fair value of the Company's foreign exchange derivative contracts not accounted for under hedge accounting are included in results from operations as incurred. Loss (gain) on foreign currency exchange, net was $19.5 million, $14.0 million and $(0.8) million during the years ended December 31, 2015, 2014 and 2013, respectively, as reported in the consolidated statements of operations.

Business Combinations

The Company accounts for its business combinations by recognizing in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at fair value at the acquisition date. The Company also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity's financial statements to evaluate the nature and financial effects of the business combination. In addition, acquisition costs related to business combinations are expensed as incurred.

When the Company acquires renewable energy facilities, the purchase price is allocated to (i) the acquired tangible assets and liabilities assumed, primarily consisting of land, plant, and long-term debt, (ii) the identified intangible assets and liabilities, consisting of the value of favorable and unfavorable rate PPAs and REC agreements and the in-place value of market rate PPAs, (iii) non-controlling interests, and (iv) other working capital items based in each case on their fair values.

The Company generally uses independent appraisers to assist with the estimates and methodologies used such as a replacement cost approach, or an income approach or excess earnings approach. Factors considered by the Company in its analysis include considering current market conditions and costs to construct similar facilities. The Company also considers information obtained about each facility as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired or assumed. In estimating the fair value, the Company also establishes estimates of energy production, current in-place and market power purchase rates, tax credit arrangements, and operating and maintenance costs. A change in any of the assumptions above, which are subjective, could have a significant impact on the results of operations.

The allocation of the purchase price directly affects the following items in the consolidated financial statements:

•	The amount of purchase price allocated to the various tangible and intangible assets, liabilities, and non-controlling interests on the balance sheet;

•
The amounts allocated to the value of favorable and unfavorable rate PPAs and REC agreements are amortized to revenue over the remaining non-cancelable terms of the respective arrangement. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense; and

•
The period of time over which tangible and intangible assets are depreciated or amortized varies, and thus, changes in the amounts allocated to these assets will have a direct impact on the Company's results of operations. Intangible assets are generally amortized over the remaining respective life of the revenue contract, which normally range from 10 to 25 years. The Company depreciates its renewable energy facilities over the estimated useful lives of the facilities of 20 to 30 years. These differences in timing could have an impact on the Company's results of operations.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss attributable to Class A common stockholders by the number of weighted-average ordinary shares outstanding during the period. Diluted loss per share is computed by adjusting basic loss per share for the impact of weighted-average dilutive common equivalent shares outstanding during the period. Common equivalent shares represent the incremental shares issuable for unvested restricted Class A common stock and redeemable shares of Class B and Class B1 common stock.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards to employees who provide services to the Company is based on the estimated grant-date fair value. The Company recognizes these compensation costs net of an estimated forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For ratable awards, the Company recognizes compensation costs for all grants on a straight-line basis over the requisite service period of the entire award.

Assets Held for Sale

The Company records assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if property is held for sale: (i) management has the authority and commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the property has been initiated; (iv) the sale of the property is probable within one year; (v) the property is being actively marketed at a reasonable price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

In determining the fair value of the assets less cost to sell, the Company considers factors including current sales prices for comparable assets in the region, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in the Company's historical analysis. The Company's assumptions about project sale prices require significant judgment because the current market is highly sensitive to changes in economic conditions. The Company estimates the fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in additional impairments if market conditions deteriorate.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU No. 2014-09 will become effective for the Company on January 1, 2018. Early application is permitted but not before January 1, 2017. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of ASU No. 2014-09 on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for the Company for the fiscal year ending December 31, 2016 and interim periods therein. We evaluated the impact of ASU No. 2015-02 on our consolidated financial statements, which resulted in certain of our consolidated subsidiaries to be considered variable interest entities. No unconsolidated investments are expected to be consolidated and no consolidated subsidiaries are expected to be deconsolidated as a result of implementing this standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in which an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 and ASU No. 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. The effect of implementing this ASU is expected to be limited to a reclassification of debt issuance costs classified as an asset to debt.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share, which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control. ASU No. 2015-06 is effective for the Company for the fiscal year ending December 31, 2016 and interim periods therein. The Company's accounting policies for earning per share are consistent with the guidance in ASU No. 2015-06, therefore, there is no effect of ASU No. 2015-06 on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for the Company on a prospective basis on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company early adopted ASU No. 2015-16 effective December 31, 2015, which did not have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, instructing reporting entities to classify deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The provisions of ASU No. 2015-17 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. A reporting entity should apply the amendment prospectively or retrospectively. The

Company has early adopted ASU No. 2015-17 effective December 31, 2015 using the prospective method allowed under the standard and thus prior periods were not retrospectively restated. There would have been no impact due to ASU No. 2015-17 on the Company's consolidated financial statements as of December 31, 2014.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 31, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company has not yet selected a transition date nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The amendments of ASU No. 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting with no retroactive adjustment to the investment. In addition, ASU No. 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance in ASU No. 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-07 is required to be applied prospectively and early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments of ASU No. 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU No. 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The amendments of ASU No. 2016-15 are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods in those fiscal years. Early adoption is permitted, including adoption in an interim fiscal period with all amendments adopted in the same period. The adoption of ASU No. 2016-15 is required to be applied retrospectively. The Company is currently evaluating the impact of the standard on its consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU No. 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The amendments of ASU No. 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

3. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL

Recast of Historical Financial Statements

During the year ended December 31, 2015, the Company acquired renewable energy facilities with a combined nameplate capacity of 573.5 MW from SunEdison, which resulted in a recast of the consolidated balance sheet as of December 31, 2014 and the consolidated statement of cash flows for the years ended December 31, 2014 and 2013, as disclosed below. One of these facilities has been in operation since 2010, which resulted in a recast of the consolidated statement of operations and consolidated statement of comprehensive loss for the years ended December 31, 2014 and 2013 as reported in the Company's Current Report on Form 8-K dated September 4, 2015.

The following table presents changes to the Company's previously reported consolidated balance sheet as of December 31, 2014 included in the Company's Current Report on Form 8-K dated September 4, 2015:

(In thousands) Balance Sheet Caption	As Previously Recasted	Recast Adjustments	As Recasted
Renewable energy facilities, net	$2,637,139	$11,073	$2,648,212
Change in total assets		$11,073

Current portion of long-term debt and financing lease obligations	$97,412	$3,076	$100,488
Due to SunEdison, net	186,435	7,997	194,432
Change in total liabilities		$11,073

The following table presents changes to the Company's previously reported consolidated statement of cash flows for the year ended December 31, 2014 included in the Company's Current Report on Form 8-K dated September 4, 2015:

(In thousands) Statement of Cash Flows Caption	As Previously Recasted	Recast Adjustments	Correction of Previously Recasted Amounts[1]	As Recasted
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	$(1,137,275)	$(10,135)	$25,117	$(1,122,293)
Change in net cash used in investing activities		(10,135)	25,117

Cash flows from financing activities:
Borrowings of non-recourse long-term debt	472,444	3,076	(3,597)	471,923
Principal payments on non-recourse long-term debt[2]	(338,070)	—	(3,121)	(341,191)
Due to SunEdison, net	210,967	7,059	(18,657)	199,369
Change in net cash provided by financing activities		10,135	(25,375)

Net increase in cash and cash equivalents	467,940	—	(258)	467,682
Effect of exchange rate changes on cash and cash equivalents	(430)	—	258	(172)
Cash and cash equivalents at beginning of period	1,044	—	—	1,044
Cash and cash equivalents at end of period	$468,554	$—	$—	$468,554
————

(1)
During the fourth quarter of 2015, the Company identified a classification error in the amounts that were previously recasted in the Company's consolidated statement of cash flows for the year ended December 31, 2014 and has corrected the error as shown in the table above. This classification error did not have an impact on the Company's recasted consolidated statement of operations for the year ended December, 31, 2014, the consolidated balance sheet as of December 31, 2014 and did not impact cash and cash equivalents as of December 31, 2014 and 2013.

(2)
There is a $1.5 million difference between the previously recasted amount per the table above and the principal payments on long-term debt amount reported in the Company's Current Report on Form 8-K dated September 4, 2015 as the amount relates to a principal payment for the Company's Term Loan which is separately reported from principal payments on non-recourse long-term debt within cash flows from financing activities in the consolidated statement of cash flows within this Form 10-K.

The following table presents changes to the Company's previously reported consolidated statement of cash flows for the year ended December 31, 2013 included in the Company's Current Report on Form 8-K dated September 4, 2015:

(In thousands) Statement of Cash Flows Caption	As Previously Recasted	Recast Adjustments	Correction of Previously Recasted Amounts[1]	As Recasted
Cash flows from operating activities:
Changes in assets and liabilities:
Due to SunEdison, net	$24,291	$—	$(5,426)	$18,865
Change in net cash used in operating activities		—	(5,426)

Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(208,850)	(938)	(572)	(210,360)
Change in net cash used in investing activities		(938)	(572)

Cash flows from financing activities:
Borrowings of non-recourse long-term debt	303,442	—	1,287	304,729
Principal payments on non-recourse long-term debt	(4,641)	—	(1,287)	(5,928)
Due to SunEdison, net	—	938	5,998	6,936
Change in net cash provided by financing activities		938	5,998

Net increase in cash and cash equivalents	1,041	—	—	1,041
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	3	—	—	3
Cash and cash equivalents at end of period	$1,044	$—	$—	$1,044
————

(1)
During the fourth quarter of 2015, the Company identified a classification error in the amounts that were previously recasted in the Company's consolidated statement of cash flows for the year ended December 31, 2013 and has corrected the error as shown in the table above. This classification error did not have an impact on the Company's recasted consolidated statement of operations for the year ended December, 31, 2013, the consolidated balance sheet as of December 31, 2013 and did not impact cash and cash equivalents as of December 31, 2013 and 2012.

Acquisitions of Renewable Energy Facilities from SunEdison

The assets and liabilities transferred to the Company for the acquisitions of renewable energy facilities relate to interests under common control with SunEdison, and accordingly, have been recorded at historical cost. The difference between the cash purchase price and historical cost of the net assets acquired has been recorded as a contribution from SunEdison.

The following table summarizes the renewable energy facilities acquired by the Company from SunEdison through a series of transactions:

			Year Ended December 31, 2015			As of December 31, 2015
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Initial Cash Paid[1]	Cash Due to SunEdison[2]	Debt Assumed[3]	Debt Transferred[4]
Distributed Generation	Solar	U.S.	91.5	74	$155,573	$2,600	$—	$—
Residential	Solar	U.S.	12.9	1,806	25,053	—	—	—
Utility	Solar	U.S.	54.8	9	69,868	14,341	—	14,475
Utility	Solar	U.K.	214.3	14	150,595	—	205,587	—
Utility	Wind	U.S.	200.0	1	127,000	—	—	—
Total			573.5	1,904	$528,089	$16,941	$205,587	$14,475
————

(1)	Represents the amount paid to SunEdison on the date of acquisition of renewable energy facilities from SunEdison. Excludes aggregated tax equity partner payments of $363.6 million to SunEdison.

(2)
Represents commitments by the Company to SunEdison for the amount required for SunEdison to complete the construction of renewable energy facilities acquired from SunEdison, which was paid to SunEdison during the first quarter of 2016. This commitment is not recorded on the Company's balance sheet as of December 31, 2015 (see Note 19. Related Parties) and excludes tax equity partner payments of $9.2 million due to SunEdison.

(3)	Represents debt that was assumed by the Company as of the acquisition date of these facilities which was subsequently refinanced on November 6, 2015 (see Note 10. Long-term debt).

(4)
Represents debt recorded on the Company's balance sheet as of December 31, 2015. This debt was repaid by SunEdison during the first quarter of 2016 using cash proceeds paid by the Company and the tax equity partner to SunEdison for the acquisition of these facilities.

During the year ended December 31, 2015, the Company paid $503.9 million to SunEdison for the acquisition of renewable energy facilities that had achieved commercial operations as of December 31, 2015. The difference between the cash paid and historical cost of the net assets acquired from SunEdison for the year ended December 31, 2015 of $41.8 million has been recorded as a contribution from SunEdison, which is reflected within Net SunEdison investment on the consolidated statement of stockholders' equity. Additionally, during the year ended December 31, 2015, the Company paid $24.2 million to SunEdison for facilities acquired from SunEdison that had not achieved commercial operations as of December 31, 2015.

Results of Operations

The following table is a summary of the results of operations for the renewable energy facilities acquired by the Company from SunEdison during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating revenues, net	$37,629	$1,292	$1,247
Operating expenses	39,527	1,017	1,015
Operating (loss) income	(1,898)	275	232
Interest expense, net	5,575	1,773	1,862
Other non-operating income, net	(3,582)	—	—
Net loss	$(3,891)	$(1,498)	$(1,630)

4. ACQUISITIONS

2015 Acquisitions

Acquisition of First Wind

On January 29, 2015, the Company, through Terra LLC, acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) operating renewable energy facilities that have a combined nameplate capacity of 521.1 MW, including 500.0 MW of wind power plants and 21.1 MW of solar generation facilities (the “First Wind Acquisition”). The operating renewable energy facilities the Company acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts and are contracted under PPAs including energy hedges contracts. Certain of the renewable energy facilities also receive revenue from RECs. The cash purchase price for this acquisition was $811.6 million, net of cash acquired.

During the year-ended December 31, 2015, the Company acquired an operating wind facility located in Texas and seven solar generation facilities located in Utah from SunEdison with a combined nameplate capacity of 222.6 MW. These facilities were initially acquired by SunEdison from First Wind on January 29, 2015. The purchase price paid by SunEdison to the third-party for these facilities was $168.4 million, net of cash acquired. The acquisitions were treated as transactions between entities under common control and as a result the acquisition accounting as of January 29, 2015 by SunEdison has been reflected in these consolidated financial statements.
Acquisition of Northern Lights Solar Generation Facilities

On June 30, 2015, the Company acquired two utility-scale, ground mounted solar generation facilities ("Northern Lights") from Invenergy Solar LLC. The facilities are located in Ontario, Canada and have a combined nameplate capacity of 25.4 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2. The purchase price for this acquisition was 125.4 million Canadian Dollars ("CAD") (equivalent of $101.1 million), net of cash acquired, including the repayment of project-level debt and breakage fees for the termination of interest rate swaps.

Acquisition of Invenergy Wind Power Plants

On December 15, 2015, the Company acquired operating wind power plants with a combined nameplate capacity of 831.5 MW (net) from Invenergy Wind Global LLC (together with its subsidiaries, “Invenergy Wind”) for $1.3 billion in cash and the assumption of $531.2 million of non-recourse indebtedness. The wind power plants that the Company acquired from Invenergy Wind have contracted PPAs with an average counterparty credit rating of AA. Invenergy Wind will retain a 9.9% non-controlling interest in wind power plants located in the U.S. that the Company acquired and will provide certain operation and maintenance services for such assets.

Acquisition of Integrys Solar Generation Facilities

During the year ended December 31, 2015, the Company acquired 56 solar generation facilities with a combined nameplate capacity of 32.0 MW (net) from Integrys Group, Inc. ("Integrys") for a purchase price of $70.7 million, net of cash acquired, and $15.9 million of project-level debt assumed. The facilities are located in Arizona, California, Connecticut, Massachusetts, New Jersey and Pennsylvania. The facilities are contracted under long-term PPAs with commercial and municipal customers.

Acquisition of Other Solar Generation Facilities

During the year-ended December 31, 2015, the Company acquired two solar generation facilities from SunEdison with a combined nameplate capacity of 38.8 MW. These facilities were initially acquired by SunEdison through other unaffiliated third parties during the year-ended December 31, 2015. The purchase price paid by SunEdison to the third parties for these acquisitions were $18.9 million, net of cash acquired. The acquisitions were treated as transactions between entities under common control and as a result the acquisition accounting by SunEdison has been reflected in these consolidated financial statements.

During the year ended December 31, 2015, the Company acquired 10 solar generation facilities with a combined nameplate capacity of 3.8 MW for a purchase price of $19.9 million, net of cash acquired. The facilities are located in Ontario, Canada.

Initial Accounting for the 2015 Acquisitions

The acquisition accounting for the First Wind, Northern Lights, Integrys, and other solar generation facilities acquisitions was completed as of the fourth quarter of 2015, at which point the provisional fair values became final.

The final fair value of assets, liabilities, and non-controlling interest pertaining to the First Wind acquisition reflects the following changes from the initial opening balance sheet: an increase of $1.1 million in cash, an increase of $20.7 million in accounts receivable, a decrease of $7.6 million in renewable energy facilities, an increase of $0.6 million in restricted cash, a decrease of $18.0 million in other assets, a decrease of $12.4 million in long-term debt, an increase of $7.5 million in asset retirement obligations, an increase of $18.6 million in other long-term liabilities and a decrease of $21.2 million in non-controlling interest.

The final fair value of assets and liabilities pertaining to the Northern Lights acquisition reflects the following changes from the initial opening balance sheet; a decrease of $13.2 million in renewable energy facilities and an increase of $13.2 million in intangible assets.

The final fair value of assets, liabilities, and non-controlling interest pertaining to the Integrys acquisition reflects the following changes from the initial opening balance sheet; an increase of $1.3 million in renewable energy facilities, an increase of $5.7 million in intangible assets, an increase of $0.9 million in asset retirement obligations, an increase of $5.8 million in other long-term liabilities, and an increase of $0.3 million in non-controlling interest.

The final fair value of assets and liabilities pertaining to other solar generation facilities acquisitions reflects the following changes from the initial opening balance sheet; a decrease of $4.4 million in renewable energy facilities and an increase of $4.2 million in intangible assets.

The final accounting for the Invenergy Wind acquisition has not been completed because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts for the Invenergy Wind acquisition, included in the table within the "Acquisition Accounting" section of this footnote below, are subject to revision until these evaluations are completed.

The operating revenues and net loss of the facilities acquired in 2015 reflected in the consolidated statements of operations for the year ended December 31, 2015 are $161.1 million and $8.8 million, respectively.

2014 Acquisitions

During the year ended December 31, 2014, the Company acquired various facilities referred to as Mt. Signal, Stonehenge Operating Projects, Capital Dynamics and Hudson Energy, as well as various other renewable energy facilities. The acquisition accounting for Mt. Signal, Stonehenge Operating Projects and various other 2014 acquisitions were finalized during 2015.

The acquisition accounting for the Capital Dynamics facilities was completed as of the fourth quarter of 2015, at which point the provisional fair values became final. The final fair value of assets, liabilities, and non-controlling interest pertaining to Capital Dynamics reflect the following changes from the initial opening balance sheet: a decrease of $10.4 million in renewable energy facilities, an increase of $3.8 million in accounts receivable, an increase of $55.9 million in goodwill, a decrease of $8.9 million in intangible assets, an increase of $22.1 million in net deferred tax liabilities, an increase of $6.3 million in asset retirement obligations, an increase of $12.1 million in other long-term liabilities and an increase of $3.6 million in non-controlling interest.

The acquisition accounting for the Hudson Energy facilities was completed as of the fourth quarter of 2015, at which point the provisional fair values became final. The final fair value of assets, liabilities, and non-controlling interest pertaining to Hudson reflect the following changes from the initial opening balance sheet: an increase of $4.4 million in renewable energy facilities, an increase in other long-term assets of $4.9 million, a decrease of $9.2 million in intangibles, an increase of $5.2 million in other long-term liabilities and a decrease of $5.7 million in non-controlling interest.

Goodwill

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. During 2015, the Company recorded $55.9 million of goodwill attributable to the acquisition of Capital Dynamics, which provided the Company with a distributed generation platform. The goodwill exists within the Company's Distributed Generation reporting unit within the solar reportable segment. The goodwill is not deductible for federal income tax purposes.

Valuation of Non-controlling Interest

First Wind

The majority of the fair value of the non-controlling interest was determined using a market approach using a quoted price for the instrument. Upon the acquisition of the First Wind assets, the Company purchased a portion of the equity interest from the non-controlling interest holders of one of the joint venture investment funds. The quoted price for the purchase of a portion of the non-controlling interest is the best indicator of fair value and was supported by a discounted cash flow technique. The Company estimated the fair value of the remainder of the non-controlling interest balances using a discounted cash flow approach.

Invenergy Wind

The fair value of the non-controlling interest for Invenergy Wind was determined using a discounted cash flow approach. The redeemable non-controlling interest represents the fair value of 9.9% sponsor equity held by Invenergy Wind.
Sun Edison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the Acquired Companies (the ‘‘Invenergy Wind Interest’’). Simultaneously, Terra LLC entered into a back to back option agreement with Sun Edison LLC on substantially identical terms (collectively the "Option Agreements"). The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. Sun Edison LLC is a debtor in the SunEdison Bankruptcy. As such, Sun Edison LLC may assume, assume and assign or reject its Option Agreement. If Sun Edison LLC rejects its Option Agreement, the Company would not expect to be obligated to perform on its Option Agreement, although the Company cannot assure that result.

Acquisition Accounting

The estimated acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to business combinations as of December 31, 2015, are as follows:

	2015 Preliminary	2015 Final					2014 Final
(In thousands)	Invenergy Wind	First Wind	Other First Wind[1]	Northern Lights	Integrys	Other	Mt. Signal	Capital Dynamics	Other
Renewable energy facilities in service	$1,486,746	$795,462	$—	$62,018	$69,935	$7,931	$649,570	$190,352	$256,912
Construction in progress - renewable energy facilities	—	—	264,858	—	—	28,878	—	—	—
Accounts receivable	25,811	30,031	—	1,361	2,610	—	11,687	8,331	9,906
Intangible assets	748,300	123,600	—	39,000	28,966	12,454	119,767	74,236	120,624
Goodwill	—	—	—	—	—	—	—	55,874	—
Deferred income taxes	—	—	—	—	—	—	—	—	—
Restricted cash	31,247	7,240	60	—	827	—	22,165	15	14,720
Derivative assets	32,311	44,755	—	—	—	—	—	—	—
Other assets	12,070	5,873	—	11	234	200	12,621	348	9,552
Total assets acquired	2,336,485	1,006,961	264,918	102,390	102,572	49,463	815,810	329,156	411,714
Accounts payable, accrued expenses and other current liabilities	23,195	9,854	442	440	409	1,854	22,725	1,478	3,016
Long-term debt, including current portion	531,221	47,400	72,881	—	15,882	—	413,464	—	136,156
Deferred income taxes	242	—	—	—	—	—	—	25,129	927
Asset retirement obligations	47,346	19,890	—	818	5,730	509	4,656	13,073	17,374
Other long-term liabilities	6,004	18,562	23,237	—	5,786	—	—	12,100	5,242
Total liabilities assumed	608,008	95,706	96,560	1,258	27,807	2,363	440,845	51,780	162,715
Redeemable non-controlling interest	141,415	3,076	—	—	—	8,298	—	20,194	2,250
Non-controlling interest	308,000	96,624	—	—	4,045	—	83,310	—	2,000
Purchase price, net of cash acquired	$1,279,062	$811,555	$168,358	$101,132	$70,720	$38,802	$291,655	$257,182	$244,749
————

(1)
Represents renewable energy facilities with a combined nameplate capacity of 222.6 MW acquired from SunEdison during the year ended December 31, 2015. These facilities were acquired by SunEdison from First Wind on January 29, 2015.

The estimated acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to business combinations as of December 31, 2014, were as follows:

	Capital		Other
(In thousands)	Dynamics	Mt. Signal	Acquisitions
Renewable energy facilities in service	$200,712	$649,005	$245,828
Accounts receivable	4,511	11,617	11,251
Intangible assets	83,114	117,925	140,248
Deferred income taxes	22,129	—	—
Restricted cash	15	22,165	14,688
Other assets	687	12,621	4,987
Total assets acquired	311,168	813,333	417,002
Accounts payable, accrued expenses and other current liabilities	5,925	24,813	7,410
Long-term debt, including current portion	—	413,464	137,472
Deferred income taxes	25,191	—	892
Asset retirement obligations	6,749	4,656	18,058
Total liabilities assumed	37,865	442,933	163,832
Redeemable non-controlling interest	16,600	—	7,738
Non-controlling interest	—	78,745	2,175
Purchase price, net of cash acquired	$256,703	$291,655	$243,257
The acquired renewable energy facilities' non-financial assets and other long-term liabilities represent estimates of the fair value of acquired PPA and REC contracts based on significant inputs that are not observable in the market and thus represent a Level 3 measurement (as defined in Note 13. Fair Value of Financial Instruments). The estimated fair values were determined based on an income approach. Refer below for additional disclosures related to the acquired intangibles.

2015 Acquisitions - Intangibles at Acquisition Date

The following table summarizes the fair value and weighted average amortization period of acquired intangible assets and liabilities as of the acquisition date for transactions closed during 2015.

	Fair Value
(In thousands)	Invenergy Wind	First Wind	Northern Lights	Integrys	Other
Intangible assets
Favorable rate revenue contracts	550,000	3,900	39,000	21,168	12,454
In-place value of market rate revenue contracts	198,300	103,900	—	7,798	—
Favorable rate land leases	—	15,800	—	—	—
Intangible liabilities
Unfavorable rate revenue contracts	—	17,200	—	5,786	—
Unfavorable rate land lease	—	1,000	—	—	—

	Weighted Average Amortization Period[1]
(In years)	Invenergy Wind	First Wind	Northern Lights	Integrys	Other
Intangible assets
Favorable rate revenue contracts	17	3	18	12	20
In-place value of market rate revenue contracts	21	18	—	22	—
Favorable rate land leases	—	20	—	—	—
Intangible liabilities
Unfavorable rate revenue contracts	—	6	—	19	—
Unfavorable rate land lease	—	18	—	—	—
————
(1) For purposes of this disclosure, the weighted average amortization period is determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset and liability class.

2014 Acquisitions - Intangibles at Acquisition Date

The following table summarizes the fair value and weighted average amortization period of acquired intangible assets and liabilities as of the acquisition date for transactions closed during 2014. The fair values in the table below reflect the final acquisition accounting balances. The preliminary acquisition accounting as of December 31, 2014 reflected all intangible values as favorable rate revenue contracts with the exception of Mt. Signal, which was valued as an in-place market rate revenue contract.

	Fair Value
(In thousands)	Mt. Signal	Capital Dynamics	Other
Intangible assets
Favorable rate revenue contracts	—	26,000	70,179
In-place value of market rate revenue contracts	119,767	48,236	50,445
Intangible liabilities
Unfavorable rate revenue contracts	—	12,100	—

	Weighted Average Amortization Period[1]
(In years)	Mt. Signal	Capital Dynamics	Other
Intangible assets
Favorable rate revenue contracts	—	18	19
In-place value of market rate revenue contracts	25	23	15
Intangible liabilities
Unfavorable rate revenue contracts	—	7	—
————
(1) For purposes of this disclosure, the weighted average amortization period is determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset and liability class.

Pending Acquisitions

Acquisition of Wind Power Plants from Invenergy Wind

At the time the Company entered into an acquisition agreement for the Invenergy assets acquired on December 15, 2015, the Company also agreed to purchase two additional wind facilities from Invenergy Wind in a second closing, subject to customary closing conditions, including the consent of the tax equity finance parties for the wind power plants. The facilities have a combined nameplate capacity of 98.6 MW (net) and are located in Nebraska. The second closing has not occurred and the purchase agreement contains a July 1, 2016 expiration date. As a result, while the purchase agreement remains in force, Invenergy and the Company now have the right to terminate the purchase agreement with respect to these two additional facilities at any time. These two wind facilities would be acquired through the acquisition of a 90.1% equity interest in Prairie Breeze Expansion Class B Holdings LLC for an estimated purchase price of $58.7 million which would be expected to be paid using cash on hand. However, both the Company or Invenergy Wind may determine not to consummate the acquisition. If the purchase agreement is terminated by either party, the Company will not purchase these facilities.

Termination of Obligation to Acquire Vivint Solar Assets from SunEdison

On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") signed a definitive merger agreement (the “SunEdison/Vivint Merger Agreement”) pursuant to which SunEdison would acquire Vivint Solar for approximately $1.3 billion. In connection with SunEdison’s then-pending acquisition of Vivint Solar, the Company entered into a definitive purchase agreement with SunEdison, as amended on December 9, 2015, (the "Amended Purchase Agreement") to acquire Vivint Solar’s residential solar generation facilities (the “Vivint Operating Assets”). The purchase price for the Vivint acquisition was expected to be approximately $814.8 million based on approximately 479.3 of installed MW expected to be acquired at the closing of the Amended Purchase Agreement. In connection with the purchase, the Company also obtained a commitment for a senior unsecured bridge facility in July of 2015 to fund the acquisition of the Vivint Operating Assets, including related acquisition costs. See Note 10. Long-term debt for additional disclosures of this bridge facility commitment. The Company entered into an interim agreement (the "Vivint Interim Agreement"), as amended on December 9, 2015, relating to, among other items, the Company's purchase of additional completed residential and small commercial solar generation facilities for a five year period from the acquired business and the provision of operation and maintenance services by SunEdison for the Vivint Operating Assets. The Company also entered a letter agreement with SunEdison, dated as of December 9, 2015 (the “Letter Agreement”), to provide the parties thereto with additional rights in connection with the Amended Purchase Agreement and the Vivint Interim Agreement.

As a result of Vivint Solar’s notice of termination of the SunEdison/Vivint Merger Agreement, dated as of March 7, 2016, each of the Amended Purchase Agreement and the Vivint Interim Agreement, and all other agreements related thereto, including the Letter Agreement, and the Company's obligations pursuant thereto, terminated on March 7, 2016. The commitment for the bridge facility, as amended and restated, also automatically terminated as of the same date. The Company, SunEdison and certain other parties and individuals have been named as defendants in several putative shareholder class actions that challenged the Vivint Solar and SunEdison merger (see Note 18. Commitments and Contingencies for additional disclosures over this litigation).

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the significant 2015 acquisitions, Invenergy Wind, First Wind and Northern Lights, as if those transactions had each occurred on January 1, 2014. Additionally, the table below gives effect to the significant 2014 acquisitions, Capital Dynamics and Mt. Signal, as if these transactions had occurred on January 1, 2013. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of the Company’s results of operations for any future date.

	Year Ended December 31,
(In thousands, unaudited)	2015	2014
Total operating revenues, net	$605,724	$427,794
Net loss	(113,823)	(102,938)

Acquisition costs incurred by the Company related to third party acquisitions were $55.8 million and $15.2 million for the years ended December 31, 2015 and 2014. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate in the consolidated statements of operations. There were no acquisition costs for the year ended December 31, 2013.

5. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	December 31, 2015	December 31, 2014
Renewable energy facilities in service, at cost	$5,906,154	$2,241,728
Less accumulated depreciation - renewable energy facilities	(187,874)	(52,981)
Renewable energy facilities in service, net	5,718,280	2,188,747
Construction in progress - renewable energy facilities	84,100	459,465
Total renewable energy facilities, net	$5,802,380	$2,648,212

Depreciation expense related to renewable energy facilities was $135.7 million, $37.3 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Construction in progress represents $84.1 million of costs incurred to complete the construction of the facilities in the Company's current portfolio that were acquired from SunEdison. When renewable energy facilities are contributed or sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction (see Note 3. Transactions Between Entities Under Common Control). All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $22.4 million, $37.3 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6. ASSET RETIREMENT OBLIGATIONS

Activity in asset retirement obligations for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Balance as of the beginning of the year	$78,175	$13,005
Additional obligations from renewable energy facilities achieving commercial operation	52,181	34,414
Assumed through acquisition	74,293	29,450
Acquisition accounting adjustments related to prior year acquisitions	5,640	—
Accretion expense	7,209	2,109
Currency translation adjustment	(2,352)	(803)
Balance as of the end of the year	$215,146	$78,175

The Company does not have any assets that are legally restricted for the purpose of settling the Company's asset retirement obligations as of December 31, 2015 and 2014.

7. GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2015, is presented in the table below:

(In thousands)	Distributed Generation reporting unit
Balance as of December 31, 2014	$—
Goodwill acquired	55,874
Balance as of December 31, 2015	$55,874

The Company completed its annual impairment test of the carrying value of its goodwill as of December 1, 2015 and concluded there was no impairment.

8. INTANGIBLES

The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2015:

(In thousands, except weighted-average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	17 years	$714,137	$(12,024)	$702,113
In-place value of market rate revenue contracts	20 years	551,226	(22,229)	528,997
Favorable rate land leases	19 years	15,800	(746)	15,054
Total intangible assets, net		$1,281,163	$(34,999)	$1,246,164

Unfavorable rate revenue contracts	8 years	$35,086	$(4,951)	$30,135
Unfavorable rate land lease	17 years	1,000	(51)	949
Total intangible liabilities, net		$36,086	$(5,002)	$31,084

The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2014:

(In thousands, except weighted-average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	17 years	$221,555	$(4,161)	$217,394
In-place value of market rate revenue contracts	24 years	146,258	(1,979)	144,279
Total intangible assets, net		$367,813	$(6,140)	$361,673

As of December 31, 2015 and 2014, the Company had intangible assets related to revenue contracts, representing long-term PPAs and REC agreements, as well as favorable rate land leases as of December 31, 2015 that were obtained through acquisitions (see Note 4. Acquisitions). The revenue contract intangible assets are comprised of favorable rate PPAs and REC agreements and the in-place value of market rate PPAs. As of December 31, 2015, the Company also had intangible liabilities related to unfavorable rate PPAs and REC agreements and an unfavorable rate land lease, which are classified within other long-term liabilities in the consolidated balance sheet. These intangible assets and liabilities are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 29 years as of December 31, 2015.

Amortization expense related to favorable rate revenue contracts is reflected in the consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the consolidated statements of operations as an increase to operating revenues, net. During the years ended December 31, 2015 and 2014, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a $5.3 million and $4.2 million decrease in operating revenues, net, respectively. There was no amortization expense related to favorable and unfavorable rate revenue contracts during the year ended December 31, 2013.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the consolidated statements of operations within depreciation, accretion and amortization expense. During the years ended December 31, 2015 and 2014, amortization expense related to the in-place value of market rate revenue contracts was $18.4 million and $2.0 million, respectively. There was no amortization expense related to the in-place value of market rate revenue contracts during the year ended December 31, 2013.

Amortization expense related to favorable rate land leases is reflected in the consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease is reflected in the consolidated statements of operations as a reduction of cost of operations. During the year ended December 31, 2015, net amortization expense related to favorable and unfavorable rate land leases was $0.7 million. There was no amortization expense related to favorable and unfavorable rate land leases during the years ended December 31, 2014 and 2013.

Over the next five fiscal years, the Company expects to recognize annual amortization expense on its intangibles as follows:

(In thousands)	2016	2017	2018	2019	2020
Favorable rate revenue contracts	$44,429	$44,362	$43,415	$43,329	$43,263
Unfavorable rate revenue contracts	(5,496)	(5,490)	(4,956)	(4,845)	(2,620)
Total net amortization expense recorded to operating revenues, net	$38,933	$38,872	$38,459	$38,484	$40,643

In-place value of market rate revenue contracts	$27,740	$27,740	$27,740	$27,740	$27,740
Total amortization expense recorded to depreciation, accretion and amortization expense	$27,740	$27,740	$27,740	$27,740	$27,740

Favorable rate land leases	$799	$799	$799	$799	$799
Unfavorable rate land lease	(56)	(56)	(56)	(56)	(56)
Total net amortization expense recorded to cost of operations	$743	$743	$743	$743	$743

9. VARIABLE INTEREST ENTITIES

The Company consolidates VIEs in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse project-level debt. No VIEs were deconsolidated during the years ended December 31, 2015 and 2014.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's consolidated balance sheets are as follows:

(In thousands)	December 31, 2015	December 31, 2014
Current assets	$89,185	$69,955
Non-current assets	1,969,853	1,756,276
Total assets	$2,059,038	$1,826,231
Current liabilities	$614,195	$64,324
Non-current liabilities	142,443	707,989
Total liabilities	$756,638	$772,313

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

10. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates) Description:	December 31, 2015	December 31, 2014	Interest Type	Current Interest Rate (%)	Financing Type
Corporate-level long-term debt[1]:
Term Loan	$—	$573,500	Variable	5.33[2]	Term debt
Senior Notes due 2023	950,000	—	Fixed	5.88	Senior notes
Senior Notes due 2025	300,000	—	Fixed	6.13	Senior notes
Revolver	655,000	—	Variable	2.79	Revolving loan
Non-recourse long-term debt[3]:
Permanent financing	2,546,864	824,167	Blended[4]	5.77[5]	Term debt / Senior notes
Construction financing	14,475	174,458	Variable	6.00	Construction debt
Financing lease obligations	136,594	126,167	Imputed	5.69[5]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	4,602,933	1,698,292		5.40[5]
Net unamortized (discount) premium	(20,821)	1,473
Less current portion of long-term debt and financing lease obligations	(2,031,937)	(100,488)
Long-term debt and financing lease obligations, less current portion	$2,550,175	$1,599,277
———

(1)
Corporate-level debt represents debt issued by Terra Operating LLC and guaranteed by Terra LLC and certain subsidiaries of Terra Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements.

(2)	The Company entered into an interest rate swap agreement fixing the interest rate at 5.33%. The swap agreement was terminated upon repayment of the Term Loan.

(3)
Non-recourse debt represents debt issued by subsidiaries with no recourse to Terra LLC, Terra Operating LLC, or guarantors of the Company's corporate-level debt, other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition.

(4)
Includes variable rate debt and fixed rate debt. As of December 31, 2015, 67% of this balance had a variable interest rate and the remaining 33% of this balance had a fixed interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of certain variable rate permanent financing non-recourse debt (see Note 12. Derivatives).

(5)	Represents the weighted average interest rate as of December 31, 2015.

Corporate-level Long-term Debt

Term Loan

On January 28, 2015, the Company repaid the remaining outstanding principal balance on the term loan facility (the "Term Loan") of $573.5 million. The Company recognized a $12.0 million loss on the extinguishment of debt during the year ended December 31, 2015 as a result of this repayment.

Revolving Credit Facilities

On January 28, 2015, TerraForm Power Operating, LLC ("Terra Operating LLC"), an indirect subsidiary of TerraForm Power, Inc., replaced its existing revolver with a new $550.0 million revolving credit facility (the "Revolver"). The Revolver consists of a revolving credit facility of at least $550.0 million available for revolving loans and letters of credit. The Company recognized a $1.3 million loss on the extinguishment of debt during the year ended December 31, 2015 as a result of the revolver exchange.

On May 1, 2015, Terra Operating LLC exercised its option to increase its borrowing capacity under the Revolver by $100.0 million. On August 11, 2015, Terra Operating LLC exercised its option to further increase its borrowing capacity under the Revolver by $75.0 million. As a result of these transactions, the Company had a total borrowing capacity of $725.0 million under the Revolver as of December 31, 2015. There were $655.0 million of revolving loans outstanding under the Revolver as of December 31, 2015. There were no revolving loan amounts outstanding under the previous revolver as of December 31, 2014.

The Revolver matures on January 28, 2020. Each of Terra Operating LLC's existing and subsequently acquired or organized domestic restricted subsidiaries (excluding most non-recourse subsidiaries) and Terra LLC are or will become guarantors under the Revolver.

On December 9, 2015, Terra Operating LLC entered into a third amendment to its credit and guaranty agreement which amends the Leverage Ratio (as defined therein) from 5:00 :1:00 (subject to certain increases if certain acquisitions are consummated), to as follows:

•	6:00:1:00 for any fiscal quarter occurring after September 30, 2015, but ending on or before December 31, 2016;

•	5.75:1:00 for any fiscal quarter occurring after December 31, 2016, but ending on or before December 31, 2017; and

•	5:00:1:00 for any fiscal quarter ending after December 31, 2017 (subject to certain increases if certain acquisitions are consummated).

At Terra Operating LLC’s option, all outstanding amounts under the Revolver initially bore interest at a rate per annum equal to either (i) a base rate plus a margin of 1.50%, or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. Beginning July 1, 2015, the base rate margin ranges between 1.25% and 1.75% and the Eurodollar rate margin ranges between 2.25% and 2.75%, as determined by reference to a leverage-based grid. As of December 31, 2015, the applicable base rate and Eurodollar rate margins were 1.25% and 2.25%, respectively.

The Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods, and requires Terra Operating LLC to prepay outstanding borrowings in an amount equal to 100% of the net cash proceeds received by Terra LLC or its restricted subsidiaries from the incurrence of indebtedness not permitted by the Revolver by Terra Operating LLC or its restricted subsidiaries.

The Revolver, each guaranty and any interest rate, currency hedging or hedging of REC obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the Revolver is secured by first priority security interests in (i) all of Terra Operating LLC's and each guarantor’s assets, (ii) 100% of the capital stock of Terra Operating LLC and each of its domestic restricted subsidiaries and 65% of the capital stock of each of Terra Operating LLC’s foreign restricted subsidiaries, and (iii) all intercompany debt. Although the Revolver collateral generally excludes the capital stock and assets of non-recourse subsidiaries, in connection with the seventh amendment to the Revolver (as discussed below), the Company agreed to cause certain project-level subsidiaries to guarantee the obligations under the Revolver and to provide certain collateral to the lenders and other secured parties under the Revolver, in each case, to the extent such subsidiaries are permitted to do so under any applicable project-level financing or debt agreements or other project-level agreements. These guarantees and the collateral will be automatically released to the extent such subsidiaries incur any project-level financings that would not permit such guarantees or collateral and that are otherwise permitted under the Revolver.

The terms of the Revolver require the Company to provide audited annual financial statements within 90 days after the end of the fiscal year, with a 10-business day cure period. From March 30, 2016 to May 6, 2016, Terra Operating LLC entered into a series of amendments (fourth, fifth and sixth) to the terms of the Revolver, which provided that the date on which the Company must deliver to the Administrative Agent and other parties to the Revolver its annual financial statements and accompanying audit report with respect to fiscal year 2015 shall be extended up to May 28, 2016. Under the sixth amendment, the interest rate on loans made under the Revolver and commitment fees paid on undrawn Revolver commitments will be calculated using the highest applicable margin and commitment fee percentage under the Revolver until the first business day of the first quarter following the delivery of 2015 financial statements and the accompanying audit report. On May 27, 2016, Terra Operating LLC entered into a seventh amendment to the Revolver, which further extended the due date for delivery of the Company's 2015 financial statements and the accompanying audit report to the earlier of (a) the tenth business day prior to the date on which the failure to deliver such financial statements would constitute an event of default under Terra Operating LLC's Indenture, dated January 28, 2015, with respect to its senior notes due 2023 (the "2023 Indenture") and (b) March 30, 2017. Under the seventh amendment, Terra Operating LLC was also required to request a waiver of any default or event of default under the 2023 Indenture with respect to the Company's obligation to make available audited financial statements for fiscal year 2015. As described below, Terra Operating LLC obtained a waiver extending the deadline to comply with the reporting covenants in the 2023 Indenture to December 6, 2016.

In addition to granting the additional collateral described above, the seventh amendment also amends the conditions under which Terra LLC and Terra Operating LLC are permitted to make distributions in respect of their equity, including by adding a requirement that Terra LLC and Terra Operating LLC satisfy a minimum Total Liquidity (as defined therein) at the time of making any such distribution. Although TerraForm Power is not a party to, or guarantor of Terra Operating LLC's obligations under, the Revolver, these conditions will also effectively apply to the payment of dividends by TerraForm Power on its Class A common stock.

The seventh amendment also extended the date by which the Company must deliver its unaudited quarterly financial statements for the fiscal quarter ending March 31, 2016 to June 30, 2016 and with respect to the fiscal quarters ending June 30, 2016 and September 30, 2016 to the date that is 75 days after the end of each fiscal quarter. The Company provided its unaudited quarterly financial statements for the fiscal quarters ending March 31, 2016 and June 30, 2016 to the Administrative Agent and other parties to the Revolver by the respective deadlines. Consistent with its obligations under the seventh amendment, Terra Operating LLC entered into an eighth amendment to the terms of the Revolver on September 9, 2016, which increased the interest rate under the Revolver at all applicable margin levels by 50% of the increase in the interest rate on the Senior Notes due 2023 agreed to as part of the consent solicitation process described below. This amendment will result in an increase in the current interest rate payable under the Revolver by 1.75% for the period from September 6, 2016 to December 6, 2016 and, thereafter, an increase from the current interest rate by 0.25%.

On September 27, 2016, Terra Operating LLC entered into a consent agreement and ninth amendment to the terms of the Revolver. The ninth amendment modified the definition of Total Liquidity in the Revolver to include voluntary or mandatory permanent reductions in Revolving Commitments in the calculation of Total Liquidity. The consent agreement also provided consent for the cross-collateralization of certain utility scale assets located in Canada owned by subsidiaries of the Company as further described in the "Canada project-level financing" section below. In addition, in conjunction with this consent, the agreement provided that Terra Operating LLC would prepay $70.0 million of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity by such amount. This amount was repaid by Terra Operating LLC on November 10, 2016, which permanently reduced the borrowing capacity under the Revolver by such amount.

On November 25, 2016, Terra Operating LLC entered into a waiver agreement with the requisite lenders under the Revolver. The waiver agreement waived Terra Operating LLC’s obligation to comply with the debt service coverage ratio and leverage ratio financial covenants of the Revolver with respect to the third quarter of 2016 and the requirement to certify compliance with those covenants. In connection with this waiver, Terra Operating LLC made a prepayment of the revolving loans outstanding under the Revolver in an aggregate amount equal to $30.0 million and permanently reduced the revolving commitments and borrowing capacity under the Revolver by that amount. This amount was classified as current within the consolidated balance sheet as of December 31, 2015. The waiver also extended to January 1, 2017, the deadline for delivery of certain financial information with respect to the third quarter of 2016. If Terra Operating LLC fails to deliver that financial information, certain financial information with respect to the year ended 2015 and certain other related information by January 1, 2017, the waiver will expire and an event of default will have occurred under the Revolver. Failure to deliver certain summary financial information with respect to the third quarter of 2016 by December 21, 2016 would also result in an event of default under the Revolver.

Senior Notes due 2023 and Senior Notes due 2025

On January 28, 2015, Terra Operating LLC issued $800.0 million of 5.875% senior notes due 2023 at an offering price of 99.214% of the principal amount. Terra Operating LLC used the net proceeds from the offering to fund a portion of the purchase price payable in the First Wind Acquisition.

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

On July 17, 2015, Terra Operating LLC issued $300.0 million of 6.125% senior notes due 2025 at an offering price of 100% of the principal amount (the "Senior Notes due 2025"). Terra Operating LLC used the net proceeds from the offering to fund a portion of the purchase price of the acquisition of the wind power plants from Invenergy Wind. The Senior Notes due 2025 are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions.

The Senior Notes due 2023 and the Senior Notes due 2025 require the Company to timely file with the SEC, or make publicly available, audited annual financial statements for the fiscal year 2015 and unaudited quarterly financial statements for the fiscal year 2016 no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof). The Company has a 90-day grace period from the date a notice of default is deemed to be duly given to Terra Operating LLC in accordance with the Senior Notes due 2023 and the Senior Notes due 2025. On May 31, 2016, Terra Operating LLC received a notice from the trustee of an event of default for failure to deliver 2015 audited annual financial statements.

On June 24, 2016, the Company announced the commencement by Terra Operating LLC of a consent solicitation from holders of record as of 5:00 p.m., New York City time, on June 23, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain waivers relating to certain reporting covenants under the 2023 Indenture and the indenture dated as of July 17, 2015 (as supplemented) with respect to the Senior Notes due 2025 (the "2025 Indenture"), in each case, through December 31, 2016, in exchange for payment of a consent fee and monthly waiver extension fees beginning on August 29, 2016. The consent solicitation was set to expire on June 30, 2016 but was extended to August 19, 2016.

On August 19, 2016, the Company announced the commencement by Terra Operating LLC of an amended and restated solicitation of consents from holders of record as of 5:00 p.m., New York city time, on August 16, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain waivers relating to certain reporting covenants under the 2023 Indenture and the 2025 Indenture and to effectuate certain amendments to the respective indentures. The consent solicitation was set to expire on August 26, 2016.

On August 30, 2016, the Company announced the successful completion of the amended and restated solicitation of consents. Terra Operating LLC received validly delivered and unrevoked consents by August 26, 2016 from the holders of a majority of the aggregate principal amount of each series of the notes outstanding as of the record date and paid a consent fee to each consenting holder of $5.00 for each $1,000 principal amount of such series of the notes for which such holder delivered its consent. Under the terms of the waivers obtained, the deadline to comply with the reporting covenants in the indentures relating to the filing of the Company's Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 was extended to December 6, 2016. If the Form 10-Q for the second quarter of 2016 is not filed by December 6, 2016, the period within which Terra Operating LLC must deliver such Form 10-Q would recommence and consequently no event of default is expected to occur with respect to the Form 10-Q for the second quarter of 2016 unless such Form 10-Q were not filed by early 2017.

Following receipt of the requisite consents required to approve the amendments to the respective indentures, Terra Operating LLC entered into a fourth supplemental indenture to the 2023 Indenture and a third supplemental indenture to the 2025 Indenture on August 29, 2016. Effective as of September 6, 2016, the fourth and third supplemental indentures respectively pemanently increase the interest rate payable on the Senior Notes due 2023 from 5.875% per annum to 6.375% per annum and the interest rate payable on the Senior Notes due 2025 from 6.125% per annum to 6.625% per annum. In addition, beginning on September 6, 2016 through and including December 6, 2016, special interest will accrue on the Senior Notes due 2023 and the Senior Notes due 2025 at a rate equal to 3.0% per annum, which shall be payable in the same manner as regular interest payments on the first interest payment date following December 6, 2016, which is February 1, 2017 and December 15, 2016, for the Senior Notes due 2023 and the Senior Notes due 2025, respectively. The fourth and third supplemental indentures also require the Company, upon the consummation of any transaction resulting in any person becoming the beneficial owner of 33.3% or more but less than or equal to 50% of the voting stock of the Company, to make an offer to each holder of the Senior Notes due 2023 and the Senior Notes due 2025, respectively, to repurchase all or any part of that holder's notes at a purchase price in cash equal to 101% of the aggregate principal amount of such notes repurchased. In lieu of making such an offer under either the 2023 Indenture or the 2025 Indenture, the applicable supplemental indenture also provides that Terra Operating LLC may elect to deliver a notice to the trustee under the 2023 Indenture or the 2025 Indenture, as applicable, to permanently increase the interest rates payable on the Senior Notes due 2023 from 6.375% per annum to 7.375% per annum or the interest rate on the Senior Notes due 2025 from 6.625% per annum to 7.625% per annum, respectively.

On November 15, 2016, the Company announced the commencement by Terra Operating LLC of a consent solicitation from holders of record as of 5:00 p.m., New York City time, on November 14, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain additional waivers relating to certain reporting covenants under the 2023 Indenture and the 2025 Indenture. The proposed waiver would waive any and all defaults or events of default existing as of December 6, 2016 as a result of the expiration of the waivers obtained and discussed above, and the consequences thereof, from December 6, 2016 until January 6, 2017, in exchange for payment of consent fees. The consent solicitation expired on December 2, 2016, with no waiver obtained.

Invenergy Bridge Facility

On July 1, 2015, the Company obtained commitments for a senior unsecured bridge facility to provide the Company with up to $1.16 billion to fund the acquisition of the wind power plants from Invenergy Wind. On July 17, 2015, the Company terminated $300.0 million of the bridge facility commitment upon the issuance of the Company's Senior Notes due 2025. This bridge facility commitment was amended and restated on December 4, 2015 to replace the previously committed bridge facility with a commitment to fund a $500.0 million non-recourse portfolio term loan. Amortization of deferred financing costs recorded as interest expense related to this bridge facility commitment was $9.4 million during the year ended December 31, 2015.

Vivint Solar Bridge Facility

On July 20, 2015, the Company obtained commitments for a senior unsecured bridge facility to provide the Company with up to $960.0 million to fund certain operating assets the Company expected to acquire from SunEdison in connection with SunEdison's then-pending acquisition of Vivint Solar. On December 9, 2015, in connection with the Amended Purchase Agreement, the Company entered into a second amended and restated debt commitment letter which amended the senior unsecured bridge facility commitment to $795.0 million. As of December 31, 2015, the bridge facility commitment had been reduced by $269.1 million to $525.9 million. Subsequent to December 31, 2015, the bridge facility commitment was further reduced by $66.6 million to $459.3 million. As a result of Vivint Solar’s notice of termination of the SunEdison/Vivint Solar Merger Agreement on March 7, 2016, the second amended and restated debt commitment letter automatically terminated.

Non-recourse Long-term Debt

Indirect subsidiaries of the Company have incurred long-term debt obligations with respect to the renewable energy facilities that those subsidiaries own directly or indirectly. This indebtedness of these subsidiaries is typically secured by the renewable energy facility's assets (mainly the renewable energy facility) or equity interests in such renewable energy facilities with no recourse to Terra LLC or Terra Operating LLC other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition. In connection with these financings and in the ordinary course of its business, the Company and its subsidiaries observe formalities and operating procedures to maintain each of their separate existence and can readily identify each of their separate assets and liabilities as separate and distinct from each other. As a result, these subsidiaries are legal entities that are separate and distinct from the Company, Terra LLC and Terra Operating LLC and the guarantors under the Revolver, the Senior Notes due 2023 and Senior Notes due 2025.

SunE Perpetual Lindsay

A construction term loan to finance and develop the construction of the SunE Perpetual Lindsay utility-scale solar power plant was entered into during 2014. During the year ended December 31, 2015, SunEdison repaid the remaining outstanding principal balance of CAD 47.7 million (equivalent of $38.6 million) due on the SunE Perpetual Lindsay construction term loan on the Company's behalf, which was recorded as a capital contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity.

United Kingdom Debt Refinancing

On November 6, 2015, the Company entered into definitive agreements to refinance 178.6 million British Pounds ("GBP") (equivalent of $270.8 million on the closing date) of existing non-recourse indebtedness by entering into a new GBP 313.5 million (equivalent of $475.2 million on the closing date) facility (the “New U.K. Facility”). The New U.K. Facility matures in 2022 and is comprised of Tranche A for GBP 87.0 million (equivalent of $131.9 million) which is fully amortizing over the seven-year term, and Tranche B for GBP 226.5 million (equivalent of $343.3 million), which is payable at maturity. The New U.K. Facility bears interest at a rate per annum equal to LIBOR plus an applicable margin of 2.10% for Tranche A and 2.35% for Tranche B. The New U.K. Facility is secured by all of the Company's solar generation facilities located in the U.K. except for the Norrington facility and is non-recourse to Terra LLC and Terra Operating LLC. The Company recognized a loss on extinguishment of debt of $7.5 million as a result of this refinancing.

Non-recourse Portfolio Term Loan

On December 4, 2015, a wholly owned subsidiary of the Company entered into a $500.0 million non-recourse portfolio term loan commitment. The term loan was funded on December 15, 2015 and a majority of the proceeds were used to acquire wind power plants from Invenergy Wind. The term loan is secured by pledges of indirect equity interests in the assets acquired from Invenergy Wind and certain other renewable energy facilities acquired from SunEdison and matures on January 15, 2019, to the extent the Company exercises its extension options. Interest under the term loan accrues at a rate equal to an adjusted Eurodollar rate plus 5.5%, subject to a 1.0% LIBOR floor (or base rate plus 4.5%). Borrowings under the term loan are prepayable at the Company’s option at par.

Financing Lease Obligations

In certain transactions, the Company accounts for the proceeds of sale-leasebacks as financings, which are typically secured by the renewable energy facility asset and its future cash flows from energy sales, with no recourse to Terra LLC or Terra Operating LLC under the terms of the arrangement.

As a result of the First Wind Acquisition, the Company acquired $47.4 million of financing lease obligations. The financing lease obligations assumed by the Company include those pursuant to a sale-leaseback agreement, entered into by First Wind on November 21, 2012, whereby First Wind sold substantially all of the property, plant and equipment of the related wind power plant to a financial institution and simultaneously entered into a long-term lease with that financial institution for the use of the assets. Under the terms of the agreement, the Company will continue to operate the wind facility and has the option to extend the lease or repurchase the assets sold at the end of the lease term.

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

First Wind Debt Extinguishment

The Company repaid certain long-term indebtedness for the renewable energy facilities acquired as part of the First Wind Acquisition. The Company recognized a loss on the extinguishment of debt of $6.4 million during the year ended December 31, 2015 as a result of this repayment.

Non-recourse Debt Defaults

SunEdison Debtors are a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of the Company's non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, the Company has experienced defaults under most of its non-recourse financing agreements. Any corresponding contractual grace periods for the instruments in default have already expired as of the financial statement issuance date or the Company cannot assert at this time that it is probable that the violation will be cured within any remaining grace periods, will be cured for a period of more than twelve months or are not likely to recur. While the Company is actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to these debt instruments. As these defaults occurred prior to the issuance of the financial statements for the year ended December 31, 2015, $1.9 billion of the Company’s non-recourse long-term indebtedness has been reclassified to current as of December 31, 2015 as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date.

Canada project-level financing

On November 2, 2016, certain of our subsidiaries entered into a new non-recourse loan financing in an aggregate principal amount of $120.0 million Canadian dollars (“CAD”) (including a CAD $6.9 million letter of credit) secured by approximately 40MWac of utility scale solar power plants located in Canada that are owned by our subsidiaries. This new non-recourse loan has a seven-year maturity and amortizes on a 17-year sculpted amortization schedule. The loan agreement also permits our subsidiaries to increase the principal amount of the credit facility by up to an additional CAD $123.0 million subject to the satisfaction of certain conditions, including the absence of defaults or events of default, pro forma compliance with debt service coverage ratios and other customary conditions. This new loan facility is non-recourse to Terra LLC and Terra Operating LLC. The proceeds of this financing were used to pay down the Revolver by $70.0 million as described above. Any additional proceeds are are also expected to be used for general corporate purposes.

Minimum Lease Payments

The aggregate amounts of minimum lease payments on the Company's financing lease obligations are $136.6 million. Contractual obligations for 2016 through 2020 and thereafter, are as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Minimum lease obligations[1]	$9,968	$9,119	$9,252	$18,968	$9,320	$79,967	$136,594
———

(1)
Represents the minimum lease payment due dates for our financing lease obligations and does not reflect the reclassification of $99.1 million of financing lease obligations to current as a result of debt defaults under most of our non-recourse financing arrangements.

Maturities

The aggregate contractual payments of long-term debt due after December 31, 2015, excluding financing lease obligations and amortization of debt discounts and premiums, as stated in the financing agreements, are as follows:

(In thousands)	2016[1]	2017	2018	2019	2020	Thereafter	Total
Maturities of long-term debt as of December 31, 2015[2]	$123,927	$98,269	$120,882	$562,432	$727,720	$2,833,109	$4,466,339
———

(1)
Includes $14.5 million of construction debt for the utility-scale renewable energy facilities located in the U.S. acquired in 2015 from SunEdison which was repaid by SunEdison during the first quarter of 2016 (see Note 3. Transactions Between Entities Under Common Control). Also includes $30.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016 as discussed above.

(2)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $1.8 billion of long-term debt to current as a result of debt defaults under most of our non-recourse financing arrangements.

11. INCOME TAXES

The income tax provision consisted of the following:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2015
U.S. federal	$98	$(12,507)	$(12,409)
State and local	—	(1,182)	(1,182)
Foreign	158	192	350
Total expense (benefit)	$256	$(13,497)	$(13,241)
Tax expense in equity	—	14,627	14,627
Total	$256	$1,130	$1,386

Year ended December 31, 2014
U.S. federal	$84	$(3,554)	$(3,470)
State and local	—	(213)	(213)
Foreign	—	(1,006)	(1,006)
Total expense (benefit)	$84	$(4,773)	$(4,689)
Tax benefit in equity	—	(3,616)	(3,616)
Total	$84	$(8,389)	$(8,305)

Year ended December 31, 2013
U.S. federal	$—	$(329)	$(329)
State and local	—	42	42
Foreign	165	34	199
Total expense (benefit)	$165	$(253)	$(88)

Effective Tax Rate

Income tax provision differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to loss before income taxes.

	Year Ended December 31,
	2015	2014	2013
Income tax benefit at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes:
State income taxes, net of U.S. federal benefit	1.0%	1.0%	(2.1)%
Foreign operations	9.9%	1.4%	—%
Non-controlling interest	(20.6)%	(15.8)%	—%
Stock-based compensation	(2.2)%	(2.2)%	—%
Change in valuation allowance	(17.7)%	(8.8)%	—%
Other	0.6%	(5.2)%	(28.5)%
Effective tax benefit rate	6.0%	5.4%	4.4%

As of December 31, 2015, TerraForm Power owns 56.9% of Terra LLC and consolidates the results of Terra LLC through its controlling interest. The Company records SunEdison's 43.1% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 56.9% of Terra LLC's taxable income and SunEdison records income tax on its 43.1% share of Terra LLC's taxable income.

For the year ended December 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and loss allocated to non-controlling interests, and due to the application of the intraperiod allocation rules, resulting in a significant tax provision recorded in other comprehensive income. For the year ended December 31, 2014, the tax benefits for losses realized prior to the IPO were recognized primarily because of existing deferred tax liabilities. As of December 31, 2015, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

The tax effects of the major items recorded as deferred tax assets and liabilities are:

	As of December 31,
(In thousands)	2015	2014
Deferred tax assets:
Net operating losses and tax credit carryforwards	$217,834	$53,968
Investment in partnership	123,253	141,148
Deferred revenue	743	207
Renewable energy facilities	11,667	2,078
Total deferred tax assets	353,497	197,401
Valuation allowance	(333,858)	(167,508)
Net deferred tax assets	19,639	29,893
Deferred tax liabilities:
Investment in partnership	45,269	25,287
Renewable energy facilities	—	7,473
Other	1,000	229
Total deferred tax liabilities	46,269	32,989
Net deferred tax liabilities	$26,630	$3,096

The underlying renewable energy facilities are controlled under Terra LLC, and thus deferred tax assets and liabilities at the Company's portfolio companies are captured within the deferred tax asset for investment in partnership. The Company has gross net operating loss carryforwards of $496.8 million in the U.S. and $177.9 million in multiple foreign jurisdictions that will expire beginning in 2035. The Company believes that it is more likely than not that it will not generate sufficient taxable income to realize the deferred tax assets associated with its net operating losses and tax credit carryforwards and has recorded a valuation allowance against its deferred tax assets, with the exception of $24.6 million of net operating losses at its Canadian operations. The Company is currently performing an analysis of limitations on the use of net operating losses under Section 382. The results of this analysis could impact the Company's ability to use net operating losses in future periods or could reduce the net operating losses available.

As of December 31, 2015, the Company has identified no uncertain tax positions for which a liability is required.

12. DERIVATIVES

As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, foreign currency contracts and commodity contracts to mitigate interest rate, foreign currency and commodity price exposure. If the Company elects to do so and if the instrument meets the criteria, the Company designates its derivative instruments as cash flow hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity contracts to hedge price variability inherent in electricity sales arrangements. The objectives of the commodity contracts are to minimize the impact of variability in spot electricity prices and stabilize estimated revenue streams. The Company does not use derivative instruments for speculative or trading purposes.

As of December 31, 2015 and 2014, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Hedging Contracts		Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheets	Net Amounts in Consolidated Balance Sheets
As of December 31, 2015
Prepaid expenses and other current assets	$—	$11,455	$—	$3,875	$12,542	$27,872	$(1,451)	$26,421
Other assets	487	51,699	—	2,836	30,799	85,821	(70)	85,751
Total assets	$487	$63,154	$—	$6,711	$43,341	$113,693	$(1,521)	$112,172
Accounts payable and other current liabilities	$19,081	$—	$1,104	$3,777	$—	$23,962	$(1,451)	$22,511
Other long-term liabilities	—	—	—	70	—	70	(70)	—
Total liabilities	$19,081	$—	$1,104	$3,847	$—	$24,032	$(1,521)	$22,511

As of December 31, 2014
Other assets	$—	$—	$—	$1,811	$—	$1,811	$—	$1,811
Total assets	$—	$—	$—	$1,811	$—	$1,811	$—	$1,811
Accounts payable and other current liabilities	$1,925	$—	$1,279	$685	$—	$3,889	$—	$3,889
Total liabilities	$1,925	$—	$1,279	$685	$—	$3,889	$—	$3,889

As of December 31, 2015 and 2014, notional amounts for derivative instruments consisted of the following:

(In thousands)	December 31, 2015	December 31, 2014
Derivatives designated as hedges:
Interest rate swaps (USD)	468,067	349,213
Interest rate swaps (GBP)	222,018	—
Commodity contracts (MWhs)	18,401	—
Derivatives not designated as hedges:
Interest rate swaps (USD)	15,794	16,861
Foreign currency contracts (GBP)	112,168	58,710
Foreign currency contracts (CAD)	40,566	25,415
Commodity contracts (MWhs)	1,828	—

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of December 31, 2015 as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedges for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Year Ended December 31,
(In thousands)		2015	2014	2013
Interest rate swaps	Interest expense, net	$345	$1,279	$—
Foreign currency contracts	Loss (gain) on foreign currency exchange, net	(3,600)	(1,126)	—
Commodity contracts	Operating revenues, net	(10,178)	—	—

Gains (losses) recognized related to interest rate swaps and commodity contracts designated as cash flow hedges for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion) net of taxes[1]			Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2015	2014	2013		2015	2014	2013	2015	2014	2013
Interest rate swaps	$(11,482)	$(1,925)	$—	Interest expense, net	$4,663	$—	$—	$—	$—	$—
Commodity contracts	38,395	—	—	Operating revenues, net	—	—	—	—	—	—
Total	$26,913	$(1,925)	$—		$4,663	$—	$—	$—	$—	$—
————

(1)
Net of taxes of $14.6 million related to commodity contracts during the year ended December 31, 2015. There were no taxes related to interest rate swaps during the year ended December 31, 2015. There were no taxes related to derivatives designated as hedges during the years ended December 31, 2014 and 2013.

As of December 31, 2015, the Company has posted letters of credit in the amount of $18.0 million as collateral related to certain commodity contracts. There were no letters of credit posted as collateral for commodity contracts as of December 31, 2014. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of December 31, 2015 and 2014 related to the Company's derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the years ended December 31, 2015, 2014 and 2013 related to the interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $11.5 million. The maximum tenor of outstanding interest rate swaps designated as hedges is 18 years.

In September 2014, the Company entered into an interest rate swap agreement to hedge floating rate debt under the Term Loan. The interest rate swap qualified for hedge accounting and was designated as a cash flow hedge. Under the interest rate swap agreement, the Company paid a fixed rate and the counterparty to the agreement paid the Company a floating interest rate. This interest rate swap agreement was terminated on January 28, 2015, due to the extinguishment of the Term Loan by the Company on the same date, as discussed in Note 10. Long-term Debt. Due to the termination of the Term Loan, the Company reclassified the loss of $2.5 million that was previously deferred in other comprehensive income into earnings as the forecasted transaction is considered probable of not occurring. The reclassified amounts were recorded in interest expense, net during the current year. Additionally, the Company recognized a loss of extinguishment of debt of $0.3 million during the year ended December 31, 2015 for fees incurred to terminate the interest rate swap.

As discussed in Note 10. Long-term Debt, the Company experienced defaults under most of its non-recourse financing agreements prior to the issuance of the financial statements for the year ended December 31, 2015. As the Company's interest rate swap agreements contain cross-default provisions, $7.6 million of related liabilities have been reclassified to current as of December 31, 2015. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary. The Company does not currently expect any changes to the underlying cash flows as a result of these defaults and thus has determined that there is no impact to the swaps' qualification for hedge accounting and designation as cash flow hedges.

Commodity Contracts

The Company has long-dated physically delivered commodity PPAs that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in accumulated other comprehensive income and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Any ineffective portions of the derivatives’ change in fair value are recognized currently in earnings. The amounts deferred in other comprehensive income and reclassified into earnings during the years ended December 31, 2015, 2014 and 2013, related to the commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $7.2 million (net of taxes of $4.3 million). The maximum tenor of outstanding commodity contracts designated as hedges is 14 years.

Derivatives Not Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements that economically hedge the cash flows for non-recourse debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The changes in fair value are recorded in interest expense, net in the consolidated statements of operations as these hedges are not accounted for under hedge accounting.

As discussed in Note 10. Long-term Debt, the Company experienced defaults under most of its non-recourse financing agreements prior to the issuance of the financial statements for the year ended December 31, 2015. As the Company's interest rate swap agreements contain cross-default provisions, $0.7 million of related liabilities have been reclassified to current as of December 31, 2015. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary.

Foreign Currency Contracts

The Company has foreign currency contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in loss on foreign currency exchange, net in the consolidated statements of operations.

Commodity Contracts

The Company has commodity contracts in order to economically hedge commodity price variability inherent in certain electricity sales arrangements. If the Company sells electricity to an independent system operator market and there is no PPA available, it may enter into a commodity contract to hedge all or a portion of their estimated revenue stream. These commodity contracts require periodic settlements in which the Company receives a fixed-price based on specified quantities of electricity and pays the counterparty a variable market price based on the same specified quantity of electricity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in operating revenues net, in the consolidated statements of operations.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. The Company uses valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If the inputs into the valuation are not corroborated by market data, in such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts as well as calculation of implied volatilities. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. The Company regularly evaluates and validates the inputs used to determine fair value of Level 3 contracts by using pricing services to support the underlying market price of commodity.

The Company uses a discounted cash flow valuation technique to fair value its derivative assets and liabilities. The primary inputs in the valuation models for commodity contracts are market observable forward commodity curves and risk-free discount rates and to a lesser degree credit spreads and volatilities. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree credit spreads.

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

(In thousands)	As of December 31, 2015				As of December 31, 2014
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$487	$—	$487	$—	$—	$—	$—
Commodity contracts	—	43,341	63,154	106,495	—	—	—	—
Foreign currency contracts	—	5,190	—	5,190	—	1,811	—	1,811
Total derivative assets	$—	$49,018	$63,154	$112,172	$—	$1,811	$—	$1,811
Liabilities
Interest rate swaps	$—	$20,185	$—	$20,185	$—	$3,204	$—	$3,204
Foreign currency contracts	—	2,326	—	2,326	—	685	—	685
Total derivative liabilities	$—	$22,511	$—	$22,511	$—	$3,889	$—	$3,889

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the year ended December 31, 2015.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the year ended December 31, 2015:

(In thousands)	Year Ended December 31, 2015
Balance as of January 1, 2015	$—
Realized and unrealized gains (losses):
Included in Other Comprehensive Income	53,022
Included in earnings	—
Purchases (acquisition of commodity contracts)	10,132
Settlements	—
Balance as of December 31, 2015	$63,154

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 of the fair value hierarchy as of December 31, 2015 are as follows:

(In thousands, except range)	Fair Value as of December 31, 2015
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$63,154	$—	Discounted cash flow	Forward price (per MWh)	$18.1	-	$153.9
			Option model	Volatilities	3.0%	-	3.0%

The sensitivity of the Company's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of December 31, 2015 and December 31, 2014 is as follows:

	As of December 31, 2015		As of December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,582,112	$4,333,734	$1,699,765	$1,707,781

The fair value of the Company's long-term debt, except the senior notes was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the senior notes is based on market price information which is classified as a Level 1 input. They are measured using available trades at the end of each respective fiscal year. The fair value of the Senior Notes due 2023 and Senior Notes due 2025 were 83.13% and 80.75% of face value as of December 31, 2015, respectively. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes as they are not callable at this time.

14. STOCKHOLDERS' EQUITY

January 2015 Public Offering

On January 22, 2015, TerraForm Power sold 13,800,000 shares of its Class A common stock to the public in a registered offering including 1,800,000 shares sold pursuant to the underwriters' overallotment option. TerraForm Power received net proceeds of $390.6 million, which were used to purchase 13,800,000 Class A units of Terra LLC. Terra LLC used $50.9 million to repurchase 1,800,000 Class B units from SunEdison. Concurrent with this transaction, 1,800,000 shares of TerraForm Power Class B common stock were canceled.

June 2015 Public Offering

On June 24, 2015, TerraForm Power sold 18,112,500 shares of its Class A common stock to the public in a registered offering including 2,362,500 shares sold pursuant to the underwriters' overallotment option. TerraForm Power received net proceeds of $667.6 million, which were used to purchase 18,112,500 Class A units of Terra LLC. Terra LLC used $87.1 million to repurchase 2,362,500 Class B units from SunEdison. Concurrent with this transaction, 2,362,500 shares of TerraForm Power Class B common stock were canceled.

Riverstone Exchange

As of May 28, 2015, all outstanding Class B1 units in Terra LLC and all outstanding shares of Class B1 common stock of TerraForm Power held by R/C US Solar Investment Partnership, L.P. (‘‘Riverstone’’) had been converted into Class A units of Terra LLC held by TerraForm Power and shares of Class A common stock of TerraForm Power.

As of December 31, 2015, the following shares of TerraForm Power were outstanding:

Shares:	Number Outstanding	Shareholder(s)
Class A common stock	79,612,533	*
Class B common stock	60,364,154	SunEdison
Total Shares	139,976,687
———
* Class A common stockholders are comprised of public and private investors, executive officers, management and personnel who provide services to the Company. Shares of Class A common stock outstanding exclude 121,732 shares of common stock held in treasury. The total par value of Class A common stock reflected on the consolidated balance sheet and consolidated statement of stockholders' equity as of December 31, 2015 includes 121,732 shares of stock held in treasury and excludes 1,334,158 shares of unvested restricted Class A common stock awards (see Note 15. Stock-based Compensation).

Dividends

On December 22, 2014, TerraForm Power declared a quarterly dividend for the fourth quarter of 2014 on its Class A common stock of $0.27 per share, or $1.08 per share on an annualized basis. The fourth quarter dividend was paid on March 16, 2015 to shareholders of record as of March 2, 2015.

On May 7, 2015, TerraForm Power declared a quarterly dividend for the first quarter of 2015 on its Class A common stock of $0.325 per share, or $1.30 per share on an annualized basis. The first quarter dividend was paid on June 15, 2015 to shareholders of record as of June 1, 2015.

On August 6, 2015, TerraForm Power declared a quarterly dividend for the second quarter of 2015 on its Class A common stock of $0.335 per share, or $1.34 per share on an annualized basis. The second quarter dividend was paid on September 15, 2015 to shareholders of record as of September 1, 2015.

On November 9, 2015, TerraForm Power declared a quarterly dividend for the third quarter of 2015 on its Class A common stock of $0.35 per share, or $1.40 per share on an annualized basis. The third quarter dividend was paid on December 15, 2015 to shareholders of record as of December 1, 2015.

TerraForm Power has not declared or paid a dividend for the fourth quarter of 2015 or the first, second or third quarter of 2016. As a result of the SunEdison Bankruptcy, the limitations on the Company's ability to access the capital markets for its corporate debt and equity securities, and other risks that the Company faces as detailed in this report, the Company's management believes it is prudent to defer any decisions on paying dividends to its shareholders for the time being.

Subsequent Events

Reduction in SunEdison’s Ownership of Class B Shares

On January 22, 2016, TerraForm Power issued 12,161,844 shares of Class A common stock to affiliates of the D.E. Shaw group, Madison Dearborn Capital Partners IV, L.P. and Northwestern University and Terra LLC issued 12,161,844 Class A units of Terra LLC to TerraForm Power upon conversion of 12,161,844 Class B shares of TerraForm Power common stock and 12,161,844 Class B units of Terra LLC held by SunEdison. After giving effect to the conversion, SunEdison indirectly owns 48,202,310 Class B shares of TerraForm Power and 48,202,310 Class B units of Terra LLC.

Stockholder Protection Rights Agreement

On July 24, 2016, the Company's board of directors adopted a Stockholder Protection Rights Agreement (the “Rights Agreement”) and declared a dividend of one Right on each outstanding share of TerraForm Power Class A common stock. The record date to determine which stockholders are entitled to receive the Rights is August 4, 2016. The Rights Agreement was adopted in response to the potential sale of a significant equity stake in the Company by SunEdison and the potential accumulation of TerraForm Power Class A shares.

15. STOCK-BASED COMPENSATION

The TerraForm Power 2014 Second Amended and Restated Long-Term Incentive Plan provides for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who provide services to SunEdison. The maximum contractual term of an award is ten years from the date of grant. As of December 31, 2015, an aggregate of 1,690,052 shares of Class A common stock were available for issuance. Upon exercise of stock options or the vesting of the RSUs, the Company will issue shares that have been previously authorized to be issued.

Stock-based compensation costs related to equity awards in the Company's stock are allocated to the Company and SunEdison based on the relative percentage of time that the personnel and directors spend providing services to the respective companies. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been allocated to the Company was $12.1 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively, and is reflected in the consolidated statements of operations within general and administrative expenses. There was no stock-based compensation expense for the year ended December 31, 2013. The amount of stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison was $10.5 million for the year ended December 31, 2015 and is recognized as a distribution to SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity with no impact to the Company's consolidated statement of operations. There were no similar stock-based compensation related distributions to or contributions from SunEdison during the years ended December 31, 2014 or 2013. Similarly, stock-based compensation costs related to equity awards in the stock of SunEdison for personnel and directors who provide services to the Company are allocated to the Company based on the relative percentage of time that the personnel and directors spend providing services to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison that was allocated to the Company was $1.0 million for the year ended December 31, 2015 and is reflected in the consolidated statement of operations within general and administrative expenses - affiliate and has been treated as an equity contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity. There were no similar amounts during the years ended December 31, 2014 or 2013.

Restricted Stock Awards

RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.

The following table presents information regarding outstanding RSAs as of December 31, 2015 and changes during the year then ended:

	Number of RSAs Outstanding	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance as of January 1, 2015	4,876,567	$1.12
Converted	(2,458,190)	0.79
Forfeited	(625,055)	0.68
Modified	66,294	35.05
Balance as of December 31, 2015	1,859,616	$2.93	$23.4

As of December 31, 2015, $0.5 million of total unrecognized compensation cost related to RSAs is expected to be recognized over a weighted average period of approximately 0.7 years. The weighted average fair value of RSAs per share on the date of grant was $0.57 for the year ended December 31, 2014.

The removal of the Company's prior Chief Executive Officer on November 20, 2015 resulted in the forfeiture of 454,586 RSAs as well as the immediate accelerated vesting of an additional 454,586 RSAs. The aforementioned termination resulted in a net increase to the Company's stock-based compensation expense for the year ended December 31, 2015 of $0.3 million.

Restricted Stock Units

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions.

The following table presents information regarding outstanding RSUs as of December 31, 2015 and changes during the year then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance as of January 1, 2015	825,943
Granted	2,851,857
Converted	(228,792)
Forfeited	(240,614)
Balance as of December 31, 2015	3,208,394	$40.4	1.4

As of December 31, 2015, $51.3 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 3.3 years. The weighted-average fair value of RSUs on the date of grant was $20.60 and $27.37 for the years ended December 31, 2015 and 2014, respectively.

The removal of the Company's prior Chief Financial Officer on November 20, 2015 resulted in the forfeiture of 106,250 RSUs as well as the immediate accelerated vesting of an additional 106,250 RSUs. The aforementioned termination resulted in a net increase to the Company's stock-based compensation expense for the year ended December 31, 2015 of $0.9 million.

On December 22 and 23, 2015, the Company awarded 1,264,880 RSUs to certain employees and executive officers of SunEdison and the Company. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant-date fair value of these awards was $15.7 million which will be recognized as compensation cost on a straight-line basis over the three year service period.

On March 10, 2015, the Company awarded 841,900 RSUs to certain employees and executive officers of SunEdison and the Company. These RSU awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four-year period. For the performance-based RSUs, there are three performance tiers with each tier representing 33% of the entire grant. Each of the performance tiers are based on dividend per share targets, as pre-determined and approved by the Company's Board of Directors. If certain performance goals are not achieved, the first, second or third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of the targets, participants will vest in the respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant-date fair value of these awards was $28.8 million which will be recognized as compensation cost on a straight-line basis over the requisite service periods of four years for the time-based awards and five years for the performance-based awards. The grant-date fair value of these awards was calculated based on the Company's stock price as of the date of grant since meeting the requisite performance conditions was considered probable as of this date.

On July 28, 2015, SunEdison began recognizing expense related to 199,239 performance-based RSUs granted by the Company to certain employees of First Wind in connection with its acquisition by SunEdison on January 29, 2015. The performance-based awards were issued in three tranches covering the 2015, 2016, and 2017 fiscal year performance periods and are based on the achievement of targets related to additions to SunEdison's renewable energy generation project development pipeline and backlog, the volume of renewable energy generation projects transferred into the Company or SunEdison's warehouse vehicles, and the achievement of cash available for distribution by wind power plants sold to the Company through the First Wind Acquisition agreement. The grant-date fair value of these awards was $6.2 million which will be recognized as compensation cost on a straight-line basis over the requisite service periods of one year for the 2015 tranche, two years for the 2016 tranche, and three years for the 2017 tranche. The grant-date fair value of these awards was calculated based on the Company's stock price on the date of grant since meeting the requisite performance conditions was considered probable as of this date. As the cash available for distribution targets for the 2016 and 2017 performance periods will not be set until the beginning of the respective performance periods, the Company will not begin recognizing compensation cost for an additional 102,638 RSU awards related to the aforementioned targets until such performance criteria have been set.

Stock Options

The following table presents information regarding outstanding stock options as of December 31, 2015 and changes during the year then ended:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance as of January 1, 2015	150,000	$29.31
Forfeited	(93,750)	29.31
Balance as of December 31, 2015	56,250	$29.31	$—	0.1
Options exercisable as of December 31, 2015	56,250	$29.31	$—	0.1

Aggregate intrinsic value represents the value of the Company's closing stock price of $12.58 on the last trading date of the period in excess of the weighted average exercise price multiplied by the number of stock options outstanding or exercisable.

As of December 31, 2015, there was no unrecognized compensation cost in relation to outstanding stock options. The weighted average grant-date fair value per share of options granted was $11.35 for the year ended December 31, 2014.

The Company accounts for stock-based compensation related to stock options granted to employees by estimating the fair value of the stock-based awards using the Black-Scholes option pricing model. The fair value of the stock options granted is amortized over the applicable vesting period. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term, expected forfeiture rate and risk-free interest rates. The Company estimates expected volatility based on the historical volatility of comparable publicly traded companies for a period commensurate with the estimated expected option term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

For the year ended December 31, 2014
Risk-free interest rate	1.4%
Expected volatility	63.0%
Expected term (in years)	4
Expected dividend yield	3.7%

No stock options were granted during the years ended December 31, 2015 or 2013.

16. LOSS PER SHARE

Loss per share (“EPS”) is based upon the weighted average shares outstanding. Unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.

Basic and diluted loss per share for the years ended December 31, 2015 and 2014 was calculated as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014
Basic and diluted loss per share¹:
Net loss attributable to Class A common stockholders	$(79,886)	$(25,617)
Less: dividends paid on Class A shares and participating RSAs	(74,377)	—
Undistributed loss attributable to Class A shares	$(154,263)	$(25,617)

Weighted average basic and diluted Class A shares outstanding	65,883	29,602

Distributed earnings per share	$1.09	$—
Undistributed loss per share	(2.34)	(0.87)
Basic and diluted loss per share	$(1.25)	$(0.87)
———

(1)
The computations for diluted loss per share for the year ended December 31, 2015 exclude 60,364,154 shares of Class B common stock, 1,334,158 unvested RSAs, 3,208,394 unvested RSUs and 56,250 vested and exercisable options to purchase the Company's shares because the effect would have been anti-dilutive. The computations for diluted loss per share for the year ended December 31, 2014 exclude 64,526,654 shares of Class B common stock, 5,840,000 shares of Class B1 common stock, 3,485,155 unvested RSAs, 825,943 unvested RSUs and 150,000 options to purchase the Company's shares because the effect would have been anti-dilutive.

17. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the consolidated balance sheets as of December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014
Non-controlling interests in Terra LLC:
SunEdison	$897,409	$722,342
Riverstone	—	65,376
Total non-controlling interests in Terra LLC¹	897,409	787,718
Total non-controlling interests in renewable energy facilities	858,117	256,811
Total non-controlling interests	$1,755,526	$1,044,529
———

(1)
Reflects an equity reallocation of $170.3 million and $139.1 million as of December 31, 2015 and 2014, respectively, due to an adjustment of capital balances to reflect respective ownership percentages as of each balance sheet date.

As of December 31, 2015, TerraForm Power owned 56.9% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 43.1% interest shown as a non-controlling interest.

Non-controlling Interest Buyout

On March 31, 2015, the Company completed the buyout of approximately 92% of one of the partners' tax equity ownership interest in the Company's Kaheawa Wind Power I facility. The value associated with the buyout was deemed to be the fair value of the non-controlling interest as of the acquisition date. The cash paid for this buyout was $54.7 million.

Redeemable Non-controlling Interests

Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders' equity in the consolidated balance sheets. The redeemable non-controlling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method for the VIE funds or allocation of share of income or losses in other subsidiaries subsequent to initial recognition; however, the non-controlling interests balance cannot be less than the estimated redemption value.

The following table presents the activity of the redeemable non-controlling interest balance reported on the consolidated balance sheets as of December 31, 2015 and 2014:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Accumulated Deficit	Total
Balance as of December 31, 2013	$—	$—	$—
Consolidation of redeemable non-controlling interests in acquired renewable energy facilities	24,338	—	24,338
Balance as of December 31, 2014	$24,338	$—	$24,338
Consolidation of redeemable non-controlling interests in acquired renewable energy facilities	151,408	—	151,408
Sale of membership interests in renewable energy facilities	3,032	—	3,032
Repurchase of non-controlling interest	(8,504)	—	(8,504)
Distributions	(2,764)	—	(2,764)
Currency translation adjustment	(311)	—	(311)
Net income	—	8,512	8,512
Balance as of December 31, 2015	$167,199	$8,512	$175,711

18. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of December 31, 2015, the Company had outstanding letters of credit under the Revolver of $67.4 million and outstanding project-level letters of credit of $96.1 million.

Guarantee Agreements

The Company and its subsidiaries have provided guarantees to certain of its institutional tax equity investors and financing parties in connection with its tax equity financing transactions. These guarantees do not guarantee the returns targeted by the tax equity investors or financing parties, but rather to support any potential indemnity payments payable under the tax equity agreements, including related to management of tax partnerships and recapture of tax credits or renewable energy grants in connection with transfers of the Company’s direct or indirect ownership interests in the tax partnerships to entities that are not qualified to receive those tax benefits. The Company and its subsidiaries have also provided guarantees in connection with acquisitions of third party assets or to support project contractual obligations, including renewable energy credit sales agreements, and may provide additional guarantees in connection with future acquisitions or project contractual obligations. The Company and its subsidiaries have also provided other capped or limited contingent guarantees and other support obligations with respect to certain project-level indebtedness. Additionally, during the year ended December 31, 2015, the Company provided a guaranty to SunEdison; see Note 19. Related Parties for additional discussion of this guaranty.

Commitments to Acquire Renewable Energy Facilities

As of December 31, 2015, the Company had open commitments of $240.9 million in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 195.5 MW from SunEdison, which include commitments that were significantly reduced in 2016. See Note 19. Related Parties for additional discussion of these commitments.

As of December 31, 2015, the Company had committed $62.8 million in cash to acquire renewable energy facilities from third parties with a combined nameplate capacity of 99.3 MW. Of this, the Company acquired solar generation facilities with a combined nameplate capacity of 0.7 MW during the first quarter of 2016 for $4.1 million. The remaining $58.7 million was committed to acquire two wind power plants with a combined nameplate capacity of 98.6 MW from Invenergy Wind. This commitment expired on July 1, 2016. As a result, while the purchase agreement remains in force, Invenergy and the Company now have the right to terminate the purchase agreement with respect to these two additional facilities at any time and may determine not to consummate the acquisition. If the purchase agreement is terminated by either party, the Company will not purchase these facilities. See Note 4. Acquisitions for additional discussion of this commitment.

Operating Leases

The Company leases land and buildings under operating leases. Total rental expense was $12.2 million, $1.0 million and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. The following table summarizes the Company's future commitments under operating leases as of December 31, 2015.

(in thousands)	Rent
2016	$17,695
2017	18,101
2018	18,398
2019	18,692
2020	18,995
Thereafter	278,999
Total	$370,880

Legal Proceedings

The Company is not a party to any legal proceedings other than various administrative and regulatory proceedings arising in the ordinary course of the Company's business or as described below. While the Company cannot predict with certainty the ultimate resolution of such proceedings or other claims asserted against the Company, certain of the claims, if adversely concluded, could result in substantial damages or other relief.

Stockholder Derivative Lawsuits

On December 28, 2015, a verified stockholder derivative complaint (Central Laborers’ Pension Fund et al. v. Peter Blackmore et al., Case No. 11847) on behalf of the Company, was filed in the Court of Chancery in the State of Delaware against the Company, as nominal defendant, and SunEdison, and certain individual directors of the Company, as defendants (the “Central Laborers’ Proceeding”). The lawsuit alleges that certain members of the Company’s board of directors breached their fiduciary duties of loyalty and care by agreeing to enter into an agreement (the “July Vivint Transaction”) with SunEdison on July 20, 2015 to acquire certain residential rooftop solar assets (the “Vivint Assets”) that SunEdison was acquiring as part of SunEdison’s acquisition of Vivint Solar, Inc. (“Vivint Solar”), by agreeing to terms that were grossly unfair to the Company and designed for the benefit of SunEdison, thereby failing to act in the best interests of the Company. The lawsuit further alleges that the approval of the modifications to the Company’s agreements under the July Vivint Transaction (the “December Vivint Transaction”) by the board of directors of the Company was on terms that are unfair to the Company and improperly favor SunEdison to the detriment of the Company and its stockholders. The complaint further alleges that SunEdison, as the Company’s controlling stockholder, breached its fiduciary duty not to advance SunEdison’s interest at the expense of the Company’s interests by causing the Company to (i) overpay to acquire assets in both the July Vivint Transaction and in the December Vivint Transaction in order to finance SunEdison’s purchase of Vivint Solar, and (ii) commit to purchase future residential solar generation facilities from SunEdison over the next five years so that SunEdison could use the Company’s commitment to acquire a loan to partially cover its financial obligations in its transaction to acquire Vivint Solar. The plaintiffs in the lawsuit seek damages for the Company for the damages the Company has and will suffer as a result of the defendants’ breaches of fiduciary duty. The lawsuit also seeks an award of the plaintiffs’ costs and disbursements, including attorneys’ fees and expenses.

On January 12, 2016, a verified stockholder derivative complaint (Appaloosa Investment Limited Partnership I et al. v. SunEdison, Inc. et al., Case No. 11898) on behalf of the Company was filed in the Court of Chancery in the State of Delaware against the Company, as nominal defendant, and against SunEdison and three of the Company’s individual directors, as defendants (the “Appaloosa Proceeding”). The lawsuit alleges that SunEdison, as the Company’s controlling stockholder, breached its fiduciary duties to the Company and its minority stockholders by causing the Company, amongst other things, to (i) enter into an amended transaction to acquire the Vivint Assets from SunEdison for its benefits at the expense of the Company’s interests, (ii) purchase the Vivint Assets at an unfair price, and (iii) agree to an unfair Take/Pay arrangement so that SunEdison could use such commitment by the Company to acquire a loan to partially cover its financial obligations in connection with its own contemplated merger with Vivint Solar, for which SunEdison never compensated the Company. The lawsuit also contends that the current members of the Corporate Governance and Conflicts Committee of the Company’s board of directors breached their fiduciary duty of loyalty to the Company’s minority stockholders by, amongst other things, approving the transaction on terms that are unfair to the Company and improperly favor SunEdison to the detriment of the Company and its stockholders. The lawsuit seeks to enjoin the completion of the transaction, rescission of such transaction or, alternatively, awarding rescissory damages, in the event it is consummated. The lawsuit also seeks an award of the plaintiffs’ costs and disbursements, including reasonable attorneys’ fees and expenses.

On January 26, 2016, the Delaware Chancery Court consolidated the Appaloosa Proceeding and the Central Laborers’ Proceeding into a single proceeding and named Appaloosa Investment Limited Partnership I as lead plaintiff and named counsel to the lead plaintiff as lead counsel (the “Consolidated Proceeding”). On February 16, 2016, the Delaware Chancery Court held a hearing on the plaintiff’s motion for a preliminary injunction of the Vivint transaction, and on February 26, 2016, the Chancery Court issued a bench ruling denying plaintiff’s motion for a preliminary injunction. In that ruling, the court concluded that the plaintiffs had not demonstrated that irreparable harm would result if the court failed to preliminarily enjoin the Company’s purchase of the Purchased Subsidiaries under the Amended Purchase Agreement with SunEdison and the Company’s entry into the take/pay transaction pursuant to the Amended and Restated Interim Agreement with SunEdison (collectively, the “Challenged Transaction”).

Following the termination of the Vivint acquisition, the Plaintiffs filed an amended complaint alleging that SunEdison and certain director defendants breached their fiduciary duties by engaging in the Challenged Transaction and associated management changes. The Plaintiffs amended complaint sought money damages to be determined at trial and equitable relief intended to undo those management changes and to require that the Conflicts Committee of the Company be chosen by the majority of the Company’s Class A shareholders. On April 20, 2016, the Plaintiffs filed a second amended complaint that added allegations against certain of the Company’s directors for failing to appoint new members to the Conflicts Committee following the appointment of the current members of the Conflicts Committee to the then newly created Office of the Chairman. Effective April 21, 2016, the Office of the Chairman was abolished, and the board of directors of the Company confirmed and ratified that Peter Blackmore was serving as the Company’s Chairman and Interim Chief Executive Officer.

On June 20, 2016, the Defendants filed a briefing in support of motions to dismiss the case. On August 25, 2015, the parties informed the Delaware Chancery Court that they are discussing settlement. In light of these settlement discussions, the court suspended the deadlines associated with the pending motions to dismiss. On September 27, 2016, the Company reached a settlement agreement with Appaloosa Investment Limited Partnership I to resolve its stockholder derivative suit, as well as derivative claims by stockholders relating to the Vivint Solar transaction. The settlement is subject to approval by the Delaware Chancery Court. A hearing will be held before the Chancery Court on December 19, 2016 to determine whether the court should approve the proposed settlement.

Securities Class Action

On April 4, 2016, a securities class action under federal securities laws (Chamblee v. TerraForm Power, Inc., et al., Case No. 1:16-cv-00981-JFM) was filed in the United States District Court for the District of Maryland against the Company and two of its former officers (one of which was also a director of the Company) asserting claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a putative class. The Complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies, including with respect to disclosures regarding SunEdison’s internal controls and the Company's reliance on SunEdison. An amended complaint was filed on September 26, 2016 and a former officer and director of the Company were added as defendants. On October 4, 2016, the Judicial Panel on Multidistrict Litigation transferred this matter to the U.S. District Court for the Southern District of New York for consolidated or coordinated pretrial proceedings. While we cannot predict with certainty the ultimate resolution of this proceeding, the Company believes each of the allegations in this complaint are without merit and intends to contest these allegations vigorously.

Settlement Agreement with Latin America Power Holding

On April 20, 2016, TerraForm Power, Inc., (“TERP”) and TerraForm Power, LLC (together with TERP, the “TerraForm Power Parties”) entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with BTG Pactual Brazil Infrastructure Fund II, L.P., P2 Brasil Private Infrastructure Fund II, L.P., P2 Fund II LAP Co-Invest, L.P., P2 II LAP Co-Invest UK, L.P., GMR Holding B.V. (collectively, the “LAP Shareholders”), and Roberto Sahade, LAP’s chief executive officer (together with the LAP Shareholders and the TerraForm Power Parties, the “Parties”). The Settlement Agreement resolves the disputes between the Parties in connection with the previously announced termination of that certain Amended and Restated Share Purchase Agreement, dated May 19, 2015 (the “Share Purchase Agreement”), among SunEdison Holdings Corporation and the LAP Shareholders, and the guarantee issued by TERP in connection therewith, relating to the acquisition of Latin America Power Holding, B.V. (“LAP”), that are the subject of an arbitration proceeding (the “Arbitration”). On March 3, 2016, TERP, SunEdison Holdings Corporation, SunEdison, Inc. and the LAP Shareholders entered into a settlement agreement with respect to the Arbitration (the “March Settlement Agreement”). Subsequent to the execution of the

March Settlement Agreement, SunEdison Holdings Corporation failed to make a required payment under the terms of the agreement and as a result the LAP Shareholders recommenced the Arbitration against all parties, including TERP.

Pursuant to the Settlement Agreement, TERP has made a one-time payment to LAP in the amount of $10.0 million in exchange for and contingent on the termination of the Arbitration against TERP. This amount was accrued for as of December 31, 2015 and is reported in general and administrative expenses in the consolidated statement of operations. None of the Parties has admitted to any wrongdoing or liability with respect to the claims asserted in the Arbitration, and the Parties have granted each other full releases of any further obligations under the Share Purchase Agreement and related agreements (including the TERP guarantee). The Settlement Agreement does not impact any claims that the LAP Shareholders or the TerraForm Power Parties may have against SunEdison, Inc. and SunEdison Holdings Corporation in connection with the transactions described above.

Daniel Gerber v. Wiltshire Council

On February 23, 2016, the U.K. Court of Appeals granted the appeal by the Company and the relevant local governmental authority and overturned an earlier decision by the U.K. High Court to quash (nullify) the planning permission necessary to build the Company’s 11.1 MW Norrington solar generation facility in Wiltshire, England. Among other things, the Court of Appeals held that the lower court erred in extending the time for the plaintiff to challenge the planning permission beyond the statutory appeal period. As a result of the successful appeal, the validity of the planning permission was reconfirmed. The plaintiff sought permission of the Supreme Court to appeal the decision of the Court of Appeals; however, permission was denied by the Supreme Court. The Company will, however, have to seek certain amendments to the permit or modify certain aspects of the power plant to come in full compliance with its terms.

Claim relating to First Wind Acquisition

On May 27, 2016, D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) filed an amended complaint for declaratory judgment against the Company and Terra LLC in the Supreme Court of the State of New York alleging breach of contract with respect to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, the Company and Terra LLC and the First Wind Sellers. The amended complaint alleges that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by SunEdison's bankruptcy and by the resignations of two SunEdison employees. The amended complaint further alleges that the Company, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. Defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. Plaintiffs filed an opposition to the motion to dismiss on August 22, 2016. Defendants filed their reply on September 12, 2016. A hearing on the motion to dismiss is currently scheduled to take place on January 24, 2017.

The Company believes the First Wind Sellers’ allegation is without merit and will contest the claim and allegations vigorously. However, we cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

Whistleblower Complaint By Francisco Perez Gundin

On May 18, 2016, the Company’s former Director and Chief Operating Officer, Francisco Perez Gundin (“Perez”), filed a Complaint against the Company, TerraForm Global, Inc., and certain individuals, with the United States Department of Labor. The Complaint alleges that Defendants engaged in a retaliatory termination of Mr. Perez's employment after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by constructively terminating his position as Chief Operating Officer of the Company in connection with SunEdison’s constructive termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination.

The matter is being adjudicated in an administrative proceeding before the Occupational Safety and Health Administration agency of the United States Department of Labor. The Company’s Position Statement in response to the Complaint was filed in October of 2016. The Company believes Mr. Perez's claims are without merit and is contesting them. However, the Company cannot predict with certainty the ultimate resolution of this proceeding.

Whistleblower Complaint By Carlos Domenech Zornoza

On May 10, 2016, the Company’s former Director and Chief Executive Officer, Carlos Domenech Zornoza (“Domenech”), filed a Complaint against the Company, TerraForm Global, Inc., and certain individuals, with the United States Department of Labor. The Complaint alleges that Defendants engaged in a retaliatory termination of Mr. Domenech’s employment on November 20, 2015 after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by terminating his position as Chief Executive Officer of the Company in connection with SunEdison’s termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination.

The Company believes that Mr. Domenech's claims are without merit and is contesting them. However, the Company cannot predict with certainty the ultimate resolution of this proceeding.

Eastern Maine Electric Cooperative Litigation

On November 21, 2016, the Penobscot County Maine Superior Court entered judgment in the amount of $13.6 million against First Wind Holdings, LLC (“First Wind”), an indirect subsidiary of SunEdison, Inc., and several subsidiaries of the Company. The plaintiff filed judgment liens against the defendants which will stay outstanding through the appeals process. The action involved a claimed breach of contract arising out of a contract between First Wind and Eastern Maine Electric Cooperative, Inc. (“EMEC”), under which First Wind, on behalf of itself and its then wholly-owned subsidiaries, agreed to negotiate a definitive agreement to transfer to EMEC a portion of a transmission line. The transmission line is owned, in part, by one of the Company's subsidiaries, and is the sole means of transmitting power from the Rollins, Stetson I, and Stetson II wind farms. The subsidiaries that own these wind farms and the transmission line were acquired by the Company as part of the Company's acquisition of certain of the operating assets of First Wind Holdings. The Company believes all the defendants acted in good faith and the Company’s subsidiaries that are defendants in the action intend to continue to vigorously contest the allegations and appeal the verdict. The judgment was for money damages and, if upheld on appeal, would not be expected to result in a loss of the use of the transmission line by the Company's subsidiaries. The amount of the judgment was accrued for as of December 31, 2015 and is reported in general and administrative expenses in the consolidated statement of operations.

Avoidance Actions

On November 7, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed a motion with the bankruptcy court seeking standing to assert against the Company, on behalf of SunEdison, avoidance claims arising from payments and other intercompany transactions between the Company and SunEdison dating back to the Company’s initial public offering and including drop-down transactions involving the sale of renewable energy facilities by SunEdison to the Company. The Company’s objection to the standing motion was filed on November 29, 2016. A hearing on the motion is scheduled to take place on December 6, 2016. The Company expects to vigorously contest this standing motion and, if standing is granted, the underlying avoidance claims. Furthermore, the Company is currently engaged in settlement discussions with SunEdison and certain of SunEdison’s stakeholders to resolve, among other issues, intercompany claims and defenses between the Company and SunEdison. While these settlement discussions remain ongoing and there can be no guaranty that a settlement will be reached, the Company believes that a successful settlement could facilitate the Company’s exploration of strategic alternatives. Any settlement would be subject to the approval of the bankruptcy court in the SunEdison Bankruptcy. Given the preliminary nature of the claims, the Company is unable to provide any assurances as to the ultimate outcome of these claims or that an adverse resolution of a legal proceeding, if commenced, would not have a material adverse effect on the Company’s consolidated financial position and results of operations.

19. RELATED PARTIES

SunEdison Bankruptcy

The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely substantially on SunEdison for funding or liquidity and believes that the Company will have sufficient liquidity to support its ongoing operations. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy. However, there is a risk that an interested party in the SunEdison Bankruptcy could request that the assets and liabilities of the Company be substantively consolidated with SunEdison and that the Company and/or its assets and liabilities be included in the SunEdison Bankruptcy. While it has not been requested to date and the Company believes there is no basis for substantive consolidation in its circumstances, the Company cannot assure you that substantive consolidation will not be requested in the future or that the bankruptcy court would not consider it.

As discussed below, the Company and SunEdison are parties to multiple agreements, including project-level O&M and asset management agreements, engineering procurement and construction agreements, and other support agreements, including modules warranties with respect to SunEdison produced modules. Moreover, at the time of the Company's IPO, SunEdison and the Company entered into the Sponsor Arrangement, a complex contractual arrangement setting forth the terms and conditions of SunEdison's sponsorship of the Company, which included, among other things, the Management Services Agreement ("MSA"), Interest Payment Agreement and Support Agreement. The Company believes that the Sponsor Arrangement comprises a single integrated transaction. The agreements comprising the Sponsor Arrangement are set forth in separate documents and discussed individually in this Form 10-K. However, the elements of the Sponsor Arrangement are closely related and a default under one element may be a defense to, or excuse performance under, another element. SunEdison and its various stakeholders have expressed disagreement with this view of the Sponsor Arrangements and can be expected to contest any such assertion in connection with the SunEdison Bankruptcy.

During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with the Company, including under the Sponsor Arrangement and certain O&M and asset management arrangements. SunEdison's failure to perform substantially as obligated under its agreements with the Company, including under the Sponsor Arrangement, project-level O&M and asset management agreements and other support agreements, may have a material adverse effect on the Company. Despite these adverse effects, the Company expects that it will be able to operate its business without the support of SunEdison pursuant to the plans for transitioning away from reliance on SunEdison that it is in the process of implementing. Refer to Note 1. Nature of Operations for discussion regarding these plans.

On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. Refer to Note 1. Nature of Operations for discussion regarding this initial proof of claim and settlement discussions between the Company and SunEdison.

Incentive Revenue

Certain solar renewable energy certificates ("SRECs") are sold to SunEdison under contractual arrangements at fixed prices. Revenue from the sale of SRECs to affiliates was $0.2 million, $1.1 million and $0.9 million during the years ended December 31, 2015, 2014 and 2013, respectively, and is reported within operating revenues, net in the consolidated statements of operations.

Management Services Agreement

Prior to the IPO, general and administrative expenses - affiliate represent amounts allocated from SunEdison for general corporate overhead costs attributable to the operations of the Predecessor. Subsequent to the completion of the IPO, general and administrative expenses - affiliate represent costs incurred by SunEdison for services provided to the Company pursuant to the MSA. Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. Subsequent to the SunEdison Bankruptcy, SunEdison continues to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology and communications, but has stopped providing (or reimbursing the Company) for other services pursuant to the MSA. If SunEdison rejects, or seeks to substantially renegotiate the MSA due to the SunEdison Bankruptcy, the Company may bear these actual costs in future periods.

General and administrative expenses - affiliate were $55.3 million, $19.1 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, as reported in the consolidated statements of operations. Pursuant to the MSA, cash consideration paid by the Company to SunEdison for these services for the year ended December 31, 2015 totaled $4.0 million and general and administrative expenses - affiliate in excess of cash consideration paid have been treated as an equity contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity. There was no cash consideration paid to SunEdison for these services for the period from July 24, 2014 through December 31, 2014.

Operations and Maintenance ("O&M") and Asset Management Services

O&M services, as well as asset management services, are provided to the Company by SunEdison pursuant to contractual agreements. Costs incurred for these services were $19.9 million, $8.1 million and $1.1 million during the years ended December 31, 2015, 2014 and 2013, respectively, and are reported as cost of operations - affiliate in the consolidated statements of operations. In addition, in conjunction with the First Wind Acquisition, SunEdison committed to reimburse the Company for capital expenditures and operations and maintenance labor fees in excess of budgeted amounts (not to exceed $53.9 million through 2019) for certain of its wind power plants. During the year ended December 31, 2015, the Company received contributions pursuant to this agreement of $4.3 million. The total amount related to capital expenditures of $50.0 million was initially recognized in renewable energy facilities as a prepaid warranty as the amount was part of the consideration paid on the acquisition date. As a result of the SunEdison Bankruptcy, the Company recorded a loss of $45.4 million during the year ended December 31, 2015 related to the write-off of the remaining balance of the prepaid warranty, which was net of depreciation expense of $1.9 million and capital expenditure reimbursements received of $2.7 million, and is reported as loss on prepaid warranty - affiliate in the consolidated statement of operations.

Engineering, Procurement and Construction Contracts and Module Warranties

SunEdison served as the prime construction contractor for most of the Company's renewable energy facilities acquired from SunEdison pursuant to engineering, procurement and construction contracts with the Company's project-level subsidiaries. These contracts are generally fixed price, turn-key construction contracts that include workmanship and other warranties with respect to the design and construction of the facilities that survive for a period of time after the completion of construction. These contracts or related contracts (including operation and maintenance agreements) also often include production or availability guarantees with respect to the output or availability of the facility that survive completion of construction. Moreover, the Company also generally obtained solar module warranties from SunEdison, including workmanship warranties and output guarantees, for those solar facilities that the Company acquired from SunEdison that utilized SunEdison modules. The SunEdison Bankruptcy will likely reduce or eliminate the Company's potential recoveries on claims under these agreements and warranties. Third party insurance has been procured by SunEdison to back-stop payment of warranty claims for SunEdison modules purchased from January of 2011 through January of 2015.

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison, pursuant to which SunEdison would pay all of the scheduled interest on the Term Loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). Interest expense incurred under the Term Loan is reflected in the consolidated statement of operations and the reimbursement for such costs is treated as an equity contribution from SunEdison, as reflected within Net SunEdison investment on the consolidated statement of stockholders' equity. The Company received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the year ended December 31, 2015. During the period from July 24, 2014 to December 31, 2014, the Company received equity contributions totaling $5.4 million pursuant to the Interest Payment Agreement.

On January 28, 2015, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. Pursuant to the Amended Interest Payment Agreement, SunEdison agreed to pay amounts equal to a portion of each scheduled interest payment of the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts will be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the Interest Payment Agreement, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the Interest Payment Agreement) may not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison will also not be obligated to pay any amounts payable under the Senior Notes due 2023 in connection with an acceleration of the indebtedness thereunder. The Company received equity contributions totaling $6.6 million from SunEdison pursuant to the Amended Interest Payment Agreement during the period from January 28, 2015 to December 31, 2015. As of December 31, 2015, the Company had received a cumulative of $16.0 million under the Interest Payment Agreement and Amended Interest Payment Agreement from SunEdison. On February 3, 2016, the Company received $8.0 million from SunEdison in accordance with the Amended Interest Payment Agreement and SunEdison's remaining obligation pursuant to this agreement is $24.0 million of scheduled payments due in future periods.

On July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement. The notice alleges that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts. Although the Company does not expect SunEdison to perform under the Amended Interest Payment Agreement going forward, it intends to contest the validity of the termination notice and asserted a claim in the SunEdison Bankruptcy as discussed in Note 1. Nature of Operations.

Support Agreement and Intercompany Agreement

The Company entered into a project support agreement with SunEdison (the "Support Agreement") on July 23, 2014, which provides the Company the option to purchase additional renewable energy facilities from SunEdison in 2015 and 2016. The Support Agreement also provides the Company a right of first offer with respect to certain other renewable energy facilities. During the year ended December 31, 2015, the Company acquired renewable energy facilities with a combined nameplate capacity of 350.9 MW from SunEdison under the Project Support Agreement (see Note 3. Transactions Between Entities Under Common Control).

On January 9, 2015, the Company paid $18.0 million to SunEdison as a deposit for the future acquisition of a 41.7 MW solar generation facility under the Support Agreement. SunEdison refunded the full amount of the deposit to the Company on September 15, 2015 due to the Company's election not to acquire this asset. Subsequent to December 31, 2015, the Company elected to waive its right to acquire this facility.

In connection with the First Wind Acquisition, the Company and SunEdison entered into an agreement (the "Intercompany Agreement") pursuant to which the Company was granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison. During the year ended December 31, 2015, the Company acquired renewable energy facilities with a combined nameplate capacity of 222.6 MW from SunEdison under the Intercompany Agreement (see Note 3. Transactions Between Entities Under Common Control).

As a result of the SunEdison Bankruptcy, the Company does not expect that it will be able to acquire from SunEdison any additional projects under the Support Agreement or Intercompany Agreement and add such projects to its operating fleet. As the Company's long-term growth strategy is the acquisition of new renewable energy facilities, including under the Support Agreement and Intercompany Agreement, losing its ability to acquire additional projects from SunEdison may negatively impact the Company's ability to grow its portfolio and the Company may be required to seek such growth primarily from third party acquisitions.

As discussed in Note 1. Nature of Operations, on September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the sponsorship arrangement between the Company and SunEdison which included the Support Agreement and Intercompany Agreement.

In addition to the Company's Call Right Projects under the Support Agreement and Intercompany Agreement, the Company's Call Right Projects also include 0.5 GW (net) of operating wind power plants owned by a SunEdison warehouse (the "AP Warehouse"). The legal entities that comprise the AP Warehouse have not filed for bankruptcy. The Company is currently exploring acquiring a ten to twenty percent interest in the Call Right Projects in the AP Warehouse.

Fleet Availability Guarantee Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Fleet Availability Guarantee Agreement (the "Availability Agreement") with SunEdison. The Availability Agreement requires SunEdison to pay a fee to the Company when the availability of the Company's solar generation facilities serviced by SunEdison is less than 99% for a calendar year. The fee is calculated based on 2% of the O&M service fee for each 0.25% increment below 99% availability. The maximum fee per year allowable under the agreement is $4.5 million. For the year ended December 31, 2015, SunEdison paid the Company a fee of $1.0 million under the terms of the Availability Agreement. The Availability Agreement expired on December 31, 2015.

Guaranty to SunEdison

On May 19, 2015, the Company provided a guaranty in connection with SunEdison’s agreement to acquire from the LAP Shareholders, a 19.0 MW hydroelectricity facility and a 185.0 MW wind power plant in Chile for $195.0 million. In October 2015, SunEdison received a notice from the sellers purporting to terminate the purchase agreement. Following receipt of such notice, SunEdison exercised its right under the purchase agreement to terminate the agreement based on the failure by the sellers to satisfy certain conditions precedent to closing. In connection with this transaction, the Company and the LAP shareholders entered into the Settlement Agreement as disclosed in Settlement Agreement with Latin America Power Holding in Note 18. Commitments and Contingencies, which resulted in a release of all claims by the LAP shareholders under the guaranty.

Due to SunEdison, net

Certain of the Company's expenses are reimbursed by SunEdison pursuant to the MSA and any expenses not reimbursed by SunEdison as of the balance sheet date are reported as Due from SunEdison, net. Additionally, all amounts incurred by the Company and not paid as of the balance sheet date for renewable energy facilities acquired from SunEdison or for asset management and O&M services received from SunEdison are reported as Due to SunEdison, net. As of December 31, 2015 and 2014, the Company owed $20.3 million and $194.4 million, respectively, which is reported as Due to SunEdison, net in the consolidated balance sheets. As a result of the SunEdison Bankruptcy, the Company recognized an $11.3 million loss on investment within loss on investments and receivables - affiliate in the consolidated statement of operations, as a result of residential project cancellations. Further, the Company recognized an additional $4.8 million loss within loss on investments and receivables - affiliate related to recording a bad debt reserve for outstanding receivables from the SunEdison Debtors.

Net SunEdison Investment

During the year ended December 31, 2015, SunEdison made net contributions to Terra LLC pursuant to the related party agreements discussed above and in connection with drop down acquisitions. The following table illustrates the detail of Net SunEdison investment for the year ended December 31, 2015 and December 31, 2014 as reported on the consolidated statements of stockholders' equity:

	Year ended December 31,
(in thousands)	2015	2014
MSA - General and administrative expenses - affiliate[1]	$51,330	$19,144
MSA - Failed deal costs [2]	6,069	—
Interest Payment Agreement and Amended Interest Payment Agreement[3]	18,597	5,400
First Wind capital expenditures and O&M labor fees[4]	4,303	—
TerraForm Power, Inc. equity awards distributed to SunEdison[5]	(10,509)	—
Deemed contribution related to acquisitions from SunEdison[6]	41,773	1,498
Lindsay debt repayment[7]	40,306	—
Contribution in exchange for Class B common stock and Class B units at IPO[8]	—	398,902
Other	1,532	—
Net SunEdison investment	$153,401	$424,944
———

(1)
Represents total general and administrative expenses - affiliate in excess of cash paid to SunEdison pursuant to the MSA agreement ($4.0 million paid during fiscal 2015 and no cash payments during fiscal 2014).

(2)	Represents acquisition costs related to failed deals that were paid by SunEdison. Such costs are reimbursable by SunEdison under the MSA.

(3)
Represents contributions received pursuant to the Interest Payment Agreement and the Amended Interest Payment Agreement. $8.0 million of the amount for the year ended December 31, 2015 was not received in cash from SunEdison until February 3, 2016 and a receivable from SunEdison was recorded within Due to SunEdison, net as of December 31, 2015.

(4)
Represents contributions received for capital expenditures and operations and maintenance labor fees in excess of budgeted amounts for certain of the Company's wind power plants, which SunEdison committed to reimburse the Company for in conjunction with the First Wind Acquisition.

(5)	Represents stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison.

(6)	Represents the difference between the cash purchase price and historical cost of the net assets acquired from SunEdison.

(7)
SunEdison repaid the remaining outstanding principal balance and interest due on the SunE Perpetual Lindsay construction term loan on the Company's behalf as required pursuant to the terms of a project investment agreement entered into prior to the IPO of the Company.

(8)	Represents SunEdison's net contribution at IPO in exchange for Class B common stock of the Company and Class B units of Terra LLC.

Distributions to SunEdison

During the year ended December 31, 2015, Terra LLC paid distributions of $58.3 million to its Class B unit holder, SunEdison.

Incentive Distribution Rights

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Amended and Restated Operating Agreement of Terra LLC which granted SunEdison 100% of the Incentive Distribution Rights ("IDRs") of Terra LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. As of December 31, 2015 and 2014, SunEdison held 100% of the IDRs. SunEdison has pledged the IDRs as collateral under its DIP financing and its first and second lien credit facilities and second lien secured notes. As of December 31, 2015, there were no Class B1 units of Terra LLC outstanding. There were no payments for IDRs made by the Company during the years ended December 31, 2015, 2014 and 2013.

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of December 31, 2015, the Company had open commitments of $240.9 million in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 195.5 MW from SunEdison, as outlined below. These commitments included the following:

•	$32.1 million to acquire 20 distributed generation solar facilities with combined nameplate capacity of 17.7 MW,

•	$3.8 million to acquire additional residential solar generation facilities with a to-be-determined nameplate capacity, and,

•	$205.0 million to acquire three utility-scale solar generation facilities with a combined nameplate capacity of 177.8 MW

The commitments above exclude the estimated commitment of $814.8 million to acquire 479.3 MW of residential solar generation facilities that were expected to be acquired from SunEdison upon SunEdison's merger with Vivint Solar Inc. due to the merger being terminated on March 7, 2016 (see Note 4. Acquisitions). These commitments also exclude the cash of $16.9 million due to SunEdison for renewable energy facilities acquired from SunEdison during the year ended December 31, 2015 (see Note 3. Transactions Between Entities Under Common Control).

On October 26, 2015, SunEdison entered into a master purchase and sale agreement ("MPSA") with a partnership owned predominately by an investment fund managed by J.P. Morgan Asset Management - Global Real Assets Investments. Pursuant to the MPSA, the partnership agreed to purchase, subject to customary closing conditions, including receipt of regulatory approvals, three of the wind power plants (Bingham, Oakfield and South Plains II). These assets have a combined nameplate capacity of 632.4 MW and represented an aggregate commitment by the Company of $779.6 million. The Company's commitment to SunEdison to purchase these assets was terminated upon the closing of the MPSA's for Bingham, Oakfield, and South Plains II on December 9, 10 and 17 of 2015, respectively.

Over the course of 2016, the Company has focused on acquiring, terminating or resolving its commitments to acquire renewable energy facilities from SunEdison in order to align its future commitments with current market conditions. During 2016, all outstanding commitments that existed as of December 31, 2015 expired or were extinguished through termination or project acquisitions, as outlined below:

•
$2.8 million was paid to SunEdison to acquire 3 distributed generation solar facilities with a combined nameplate capacity of 1.2 MW that had an original purchase commitment of $3.1 million as of December 31, 2015,

•
$36.2 million was paid to SunEdison to acquire a utility-scale solar generation facility with a combined nameplate capacity of 18.0 MW from SunEdison that had an original purchase commitment of $36.6 million as of December 31, 2015,

•	$168.4 million of commitments to acquire two utility-scale solar generation facilities with a combined nameplate capacity of 159.8 MW were terminated,

•	$3.8 million of commitments to acquire residential solar generation facilities were terminated and

•	$29.0 million of commitments to acquire 17 distributed generation solar facilities with a combined nameplate capacity of 16.5 MW expired

In connection with the Invenergy Wind Acquisition, Sun Edison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the acquired companies (the ‘‘Invenergy Wind Interest’’). Simultaneously, Terra LLC entered into a back to back option agreement with Sun Edison LLC on substantially identical terms (collectively the "Option Agreements"). The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. Sun Edison LLC is a debtor in the SunEdison Bankruptcy. As such, Sun Edison LLC may assume, assume and assign or reject its Option Agreement. If Sun Edison LLC rejects its Option Agreement, the Company would not expect to be obligated to perform on its Option Agreement, although the Company cannot assure that result. Amounts related to the Company's option agreement are not included in the commitment amounts discussed above.

20. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments include the Company's entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility, and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind, and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the years ended December 31, 2015 and 2014 were earned by the Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile. All net operating revenues for the year ended December 31, 2013 were earned from external customers in the United States (including Puerto Rico).

The following table reflects summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$346,033	$123,473	$—	$469,506
Depreciation, accretion and amortization expense	117,727	43,392	191	161,310
Other operating costs and expenses	65,515	89,831	147,336	302,682
Interest expense, net	71,351	6,991	89,463	167,805
Other non-operating expenses, net	13,986	6,682	38,417	59,085
Income tax benefit¹	—	—	(13,241)	(13,241)
Net income (loss)	$77,454	$(23,423)	$(262,166)	$(208,135)
Cash Flows
Capital expenditures	$432,807	$181,594	$3,248	$617,649
Balance Sheet
Total assets[2]	3,907,135	3,769,530	551,558	8,228,223

	Year Ended December 31, 2014
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$127,156	$—	$—	$127,156
Depreciation, accretion and amortization expense	41,280	—	—	41,280
Other operating costs and expenses	33,322	—	46,165	79,487
Interest expense, net	56,019	—	30,172	86,191
Other non-operating (income) expenses, net	(6,209)	—	13,019	6,810
Income tax benefit¹	—	—	(4,689)	(4,689)
Net income (loss)	$2,744	$—	$(84,667)	$(81,923)
Cash Flows
Capital expenditures	$1,122,293	$—	$—	$1,122,293
Balance Sheet
Total assets[2]	3,166,253	—	514,170	3,680,423

	Year Ended December 31, 2013
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$18,716	$—	$—	$18,716
Depreciation, accretion and amortization expense	5,731	—	—	5,731
Other operating costs and expenses	7,627	—	—	7,627
Interest expense, net	8,129	—	—	8,129
Other non-operating income, net	(771)	—	—	(771)
Income tax benefit¹	—	—	(88)	(88)
Net (loss) income	$(2,000)	$—	$88	$(1,912)
Cash Flows
Capital expenditures	$210,360	$—	$—	$210,360
———

(1)	Income tax benefit is not allocated to the Company's Solar and Wind segments.

(2)	As of December 31, 2015 and 2014, respectively.

Operating Revenues, net
The following table reflects operating revenues, net for the years ended December 31, 2015, 2014 and 2013 by specific customers exceeding 10% of total operating revenue:

		Year Ended December 31,
		2015		2014		2013
(In thousands, except for percentages)	Segment	Amount	Percentage	Amount	Percentage	Amount	Percentage
San Diego Gas & Electric	Solar	$67,562	14.4%	$39,574	31.1%	N/A	N/A
Compañía Minera del Pacífico S.A.	Solar	N/A	N/A	23,130	18.2%	N/A	N/A
Customer A	Solar	N/A	N/A	N/A	N/A	$4,196	22.4%
Customer B	Solar	N/A	N/A	N/A	N/A	1,761	9.4%
Customer C	Solar	N/A	N/A	N/A	N/A	1,726	9.2%
———
N/A - These customers did not exceed 10% of total operating revenue for the period indicated above.
The following table reflects operating revenues, net for the years ended December 31, 2015, 2014 and 2013 by geographic location:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States (including Puerto Rico)	$368,117	$87,502	$18,716
Chile	27,148	23,130	—
United Kingdom	55,542	15,890	—
Canada	18,699	634	—
Total operating revenues, net	$469,506	$127,156	$18,716

Long-lived Assets, Net

Long-lived assets, net consist of renewable energy facilities, intangible assets and goodwill. The following table is a summary of long-lived assets, net by geographic area:

(In thousands)	December 31, 2015	December 31, 2014
United States (including Puerto Rico)	$5,844,992	$2,147,877
Chile	181,756	189,221
United Kingdom	659,176	545,848
Canada	418,494	126,939
Total long-lived assets, net	7,104,418	3,009,885
Current assets	954,367	593,772
Other non-current assets	169,438	76,766
Total assets	$8,228,223	$3,680,423

21. OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2015 and 2014:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2013	$—	$—	$—
Net unrealized loss arising during the period	(3,541)	(1,925)	(5,466)
Reclassification of net realized loss into earnings:
Interest expense, net	—	—	—
Other comprehensive loss	(3,541)	(1,925)	(5,466)
Accumulated other comprehensive loss	(3,541)	(1,925)	(5,466)
Less: Other comprehensive loss attributable to non-controlling interests	(2,392)	(1,437)	(3,829)
Balance as of December 31, 2014	$(1,149)	$(488)	$(1,637)
Net unrealized (loss) gain arising during the period	(18,446)	26,913	8,467
Reclassification of net realized loss into earnings:
Interest expense, net	—	4,663	4,663
Other comprehensive (loss) income	(18,446)	31,576	13,130
Accumulated other comprehensive (loss) income	(19,595)	31,088	11,493
Less: Other comprehensive loss attributable to non-controlling interests	(7,862)	(3,545)	(11,407)
Balance as of December 31, 2015	$(11,733)	$34,633	$22,900

The following tables present each component of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015			2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized loss arising during the period	$(18,446)	$—	$(18,446)	$(3,541)	$—	$(3,541)
Hedging activities:
Net unrealized gain (loss) arising during the period	41,540	(14,627)	26,913	(1,925)	—	(1,925)
Reclassification of net realized loss into earnings	4,663	—	4,663	—	—	—
Net change	46,203	(14,627)	31,576	(1,925)	—	(1,925)
Other comprehensive income (loss)	$27,757	$(14,627)	13,130	$(5,466)	$—	(5,466)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax			(11,407)			(3,829)
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison			40,016			—
Other comprehensive loss attributable to Class A common stockholders			$(15,479)			$(1,637)

22. ASSETS HELD FOR SALE SUBSEQUENT TO THE BALANCE SHEET DATE

The Company commenced a sale of substantially all of its portfolio of solar power plants located in the United Kingdom through a broad based sales process pursuant to a plan approved by management during 2016. The criteria for held for sale classification was not met for this portfolio as of December 31, 2015 but was determined to be met subsequent to the balance sheet date as of March 31, 2016. As such, the corresponding assets and liabilities are still classified as held and used on the consolidated balance sheet as of December 31, 2015. It is probable that the sale of this portfolio will occur within one year from the March 31, 2016 held for sale classification date, and the Company has currently entered negotiations with a preferred bidder. The Company's analysis as of the held for sale date indicated that the fair value less costs to sell exceeded the carrying value of the assets.

The following table summarizes the major classes of assets and liabilities as of December 31, 2015 included within the consolidated balance sheet for this portfolio that was determined to be held for sale subsequent to the balance sheet date but prior to the issuance of the financial statements for the year ended December 31, 2015:

(In thousands)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$25,975
Restricted cash	31,571
Accounts receivable, net	5,086
Deferred financing costs, net	1,966
Prepaid expenses and other current assets	2,051
Total current assets	66,649
Renewable energy facilities, net	637,353
Intangible assets, net	1,802
Other assets	588
Total assets	$706,392

Liabilities
Current liabilities:
Current portion of long-term debt and financing lease obligations	$438,537
Accounts payable, accrued expenses and other current liabilities	12,284
Due to SunEdison, net	1,201
Total current liabilities	452,022
Asset retirement obligations	45,199
Total liabilities	$497,221

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the year ended December 31, 2015 were as follows:

(in thousands, except per share data)	Q1(1)	Q2(2)	Q3(3)	Q4(4)
Operating revenues, net	$70,515	$130,046	$163,291	$105,654
Operating (loss) income	(11,963)	39,681	64,135	(86,339)
Interest expense, net	36,855	35,961	48,786	46,203
Net (loss) income	(83,660)	29,134	2,418	(156,027)
Net (loss) income attributable to Class A common stockholders	(28,116)	6,800	(820)	(57,750)
Weighted average Class A common shares outstanding - basic and diluted	49,694	57,961	77,522	77,982
Net (loss) earnings per weighted average Class A common share - basic and diluted	$(0.57)	$0.10	$(0.03)	$(0.75)
———

(1)
The first quarter of 2015 includes a $20.0 million loss on the extinguishment of debt due primarily to the early termination of the Term Loan and its related interest rate swap, the exchange of the previous revolver to the Revolver and prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date.

(2)
The second quarter of 2015 includes an $11.4 million gain on the extinguishment of debt related to termination of certain financing lease obligations upon acquisition of the Duke Energy operating facility.

(3)	The third quarter of 2015 includes $9.9 million of amortization expense of bridge commitment fees related to financing our pending acquisitions of Invenergy Wind and the Vivint Operating Assets.

(4)
The fourth quarter of 2015 includes a $45.4 million loss related to the write-off of the remaining balance of a prepaid warranty from SunEdison, a $16.1 million loss on investments and related party receivables, a $10.0 million loss resulting from the LAP arbitration settlement, a $14.0 million loss related to the Eastern Maine Electric Cooperative litigation reserve and a $7.5 million loss on the extinguishment of debt as a result of the U.K. refinancing.

Quarterly results of operations for the year ended December 31, 2014 were as follows:

(in thousands, except per share data)	Q1	Q2(1)	Q3(2)	Q4
Operating revenues, net	$8,392	$22,378	$53,566	$42,820
Operating income (loss)	2,272	8,391	20,584	(24,858)
Interest expense, net	7,527	24,119	22,906	31,639
Net loss	(4,293)	(12,936)	(1,868)	(62,826)
Net loss attributable to Class A common stockholders	N/A	N/A	(4,014)	(21,603)
Weighted average Class A common shares outstanding - basic and diluted	N/A	N/A	27,066	31,505
Net loss per weighted average Class A common share - basic and diluted	N/A	N/A	$(0.15)	$(0.69)
———

(1)
The second quarter of 2014 includes a $1.9 million loss on the extinguishment of debt due to the termination of our capital lease obligations upon acquiring the lessor interest in the Alamosa project solar generation assets.

(2)
The third quarter of 2014 includes a $9.6 million net gain on the extinguishment of debt primarily due to the termination of our financing lease obligations upon acquiring the lessor interest in the SunE Solar Fund X solar generation assets and defeasance of debt obligations related to certain projects in the U.S. Projects 2009-2013 portfolio.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of November 17, 2014, among SunEdison, Inc., TerraForm Power, LLC, TerraForm Power, Inc., First Wind Holdings, LLC, First Wind Capital, LLC, D. E. Shaw Composite Holdings, L.L.C., the company members party thereto and D. E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., acting jointly, solely in their capacity as the representative of the sellers (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on February 03, 2015).

2.2
First Amendment to the Purchase and Sale Agreement, dated as of January 28, 2015, among SunEdison, Inc., TerraForm Power, LLC and D. E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., acting jointly, solely in their capacity as the representative of the sellers (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on February 03, 2015).

3.1	Amended and Restated Certificate of Incorporation of TerraForm Power, Inc (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 25, 2014).

3.2	Amended and Restated Bylaws of TerraForm Power, Inc (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on July 25, 2014).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-196345.

4.2	Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 25, 2014).

4.3
First Amendment to Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC, dated as of December 3, 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-200829 January 8, 2015).

4.4
Second Amendment to Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC, dated as of May 1, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 06, 2015).

4.5
Third Amendment to Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC, dated as of June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 2, 2016).

4.6
Fourth Amendment to Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC, dated as of July 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 25, 2016).

4.7
Indenture, dated as of January 28, 2015, among TerraForm Power Operating, LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on February 03, 2015).

4.8
First Supplemental Indenture, dated as of June 11, 2015, among TerraForm Power Operating, LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 12, 2015).

4.9
Fourth Supplemental Indenture, dated as of August 29, 2016, among TerraForm Power Operating, LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2016).

4.10
Indenture, dated as of July 17, 2015, by and among TerraForm Power Operating, LLC, each of the Guarantors party hereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

4.11
Third Supplemental Indenture, dated as of August 29, 2016, among TerraForm Power Operating, LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 31, 2016).

10.1
Management Services Agreement, dated as of July 23, 2014, among TerraForm Power, Inc., TerraForm Power, LLC, TerraForm Power TerraOperating, LLC, and SunEdison, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.2
Repowering Services Right of First Refusal Agreement, dated as of July 23, 2014, among TerraForm Power, Inc., TerraForm Power, LLC, TerraForm Power Operating LLC, and SunEdison, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.3
Exchange Agreement, dated as of July 23, 2014, among TerraForm Power Inc., TerraForm Power, LLC, SunEdison, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.4
Class B1 Exchange Agreement, dated as of July 23, 2014, among TerraForm Power Inc., TerraForm Power, LLC, and R/C US Solar Investment Partnership, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.5
TerraForm Power Inc. Registration Rights Agreement, dated as of July 23, 2014, among TerraForm Power Inc. and SunEdison, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.6
TerraForm Power Inc. Registration Rights Agreement, dated as of July 23, 2014, among TerraForm Power Inc. and R/C US Solar Investment Partnership, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.7
Mt. Signal Contribution Agreement, dated as of July 23, 2014, among TerraForm Power Inc., TerraForm Power, LLC, and Silver Ridge Power, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.8
Project Support Agreement, dated as of July 23, 2014, between SunEdison, Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.9
Agreement Regarding the Priced Call Right Assets, dated as of July 23, 2014, between SunEdison, Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.10
Interest Payment Agreement, dated as of July 23, 2014, among TerraForm Power, LLC, TerraForm Power Operating, LLC, SunEdison, Inc., and SunEdison Holdings Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

10.11
Purchase Agreement, dated as of July 20, 2015, by and between TerraForm Power, LLC and SunEdison, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2015).

10.12
Credit and Guaranty Agreement, dated as of January 28, 2015, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of TerraForm Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent, collateral agent, joint lead arranger and joint bookrunner (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 03, 2015).

10.13
First Amendment to Credit and Guaranty Agreement, dated as of May 8, 2015, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016).

10.14
Second Amendment to Credit and Guaranty Agreement, dated as of August 11, 2015, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016).

10.15
Third Amendment to Credit and Guaranty Agreement, dated as of December 9, 2015, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016).

10.16
Fourth Amendment to Credit and Guaranty Agreement, dated as of March 30, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016).

10.17
Fifth Amendment to Credit and Guaranty Agreement, dated as of April 29, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016).

10.18
Sixth Amendment to Credit and Guaranty Agreement, dated as of May 6, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016).

10.19
Seventh Amendment to Credit and Guaranty Agreement, dated as of May 27, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed on June 2, 2016).

10.20
Eighth Amendment to Credit and Guaranty Agreement, dated as of September 9, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent.

10.21
Amended and Restated Interest Payment Agreement, dated as of January 28, 2015, by and among TerraForm Power, LLC, TerraForm Power Operating, LLC, SunEdison, Inc. and SunEdison Holdings Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 03, 2015).

10.22
TerraForm Power, Inc. Registration Rights Agreement, dated as of January 29, 2015, among TerraForm Power, Inc., SunEdison, Inc., the holders of the Registrable Securities party thereto and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 03, 2015).

10.23
Joinder Agreement, dated as of May 1, 2015, by and among JPMorgan Chase Bank, N.A., Santander Bank, N.A., TerraForm Power Operating, LLC, TerraForm Power, LLC, Certain Subsidiaries of Borrower, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and Keybank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 06, 2015).

10.24
Purchase and Sale Agreement, dated as of June 30, 2015, by and among Invenergy Wind Global LLC and TerraForm IWG Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.25
Amended and Restated Purchase and Sale Agreement, dated as of December 15, 2015, by and between Invenergy Wind Global LLC and TerraForm IWG Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 to TerraForm Power’s Form 8-K filed on December 21, 2015).

10.26
Amended and Restated Purchase and Sale Agreement, dated as of December 15, 2015, by and between Invenergy Wind Global LLC and TerraForm IWG Acquisition Holdings II, LLC (incorporated by reference to Exhibit 10.2 to TerraForm Power’s Form 8-K filed on December 21, 2015).

10.27
Amended and Restated Purchase and Sale Agreement, dated as of December 15, 2015, by and between Invenergy Wind Global LLC and TerraForm IWG Acquisition Holdings III, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 21, 2015).

10.28
Raleigh Asset Purchase and Sale Agreement, dated as of June 30, 2015, by and between Invenergy Wind Canada Green Holdings ULC, TerraForm IWG Ontario Holdings LLC, Invenergy Wind Global LLC, Marubeni Corporation and Caisse de Dépôt et Placement du Québec (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.29
First Amending Agreement, dated as of December 15, 2015, by and between Invenergy Wind Canada Green Holdings ULC and TerraForm IWG Ontario Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 21, 2015).

10.30
TerraForm Option Agreement, dated as of December 15, 2015, by and between Sun Edison LLC and TerraForm Power, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s 8-K filed on December 21, 2015).

10.31	Purchase Agreement dated as of July 20, 2015, by and between TerraForm Power, LLC and SunEdison, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 22, 2015).

10.32
Amended and Restated Purchase Agreement, dated as of December 9, 2015, by and between SunEdison, Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 09, 2015).

10.33
Interim Agreement dated as of July 20, 2015 by and among SunEdison, Inc., SEV Merger Sub Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.34
Amended and Restated Interim Agreement, dated as of December 9, 2015, by and between SunEdison, Inc., SEV Merger Sub Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 09, 2015).

10.35
Term Facility, Take/Pay and IDR Letter Agreement, dated as of December 9, 2015, by and between SunEdison, Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 09, 2015).

21.1	List of Subsidiaries of TerraForm Power, Inc.

31.1	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

------
* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.
(Registrant)

Date:	December 5, 2016	By:	/s/ PETER BLACKMORE
Peter Blackmore
Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER BLACKMORE	Chairman of the Board and Interim Chief Executive Officer	December 5, 2016
Peter Blackmore	(Principal executive officer)

/s/ REBECCA J. CRANNA	Executive Vice President and Chief Financial Officer	December 5, 2016
Rebecca J. Cranna	(Principal financial officer and principal accounting officer)

/s/ DAVID RINGHOFER	Director	December 5, 2016
David Ringhofer

/s/ CHRISTOPHER COMPTON	Director	December 5, 2016
Christopher Compton

/s/ HANIF "WALLY" DAHYA	Director	December 5, 2016
Hanif "Wally" Dahya

/s/ JOHN F. STARK	Director	December 5, 2016
John F. Stark

/s/ GREGORY SCALLEN	Director	December 5, 2016
Gregory Scallen

/s/ DAVID SPRINGER	Director	December 5, 2016
David Springer

/s/ KERRI L. FOX	Director	December 5, 2016
Kerri L. Fox

/s/ EDWARD "NED" HALL	Director	December 5, 2016
Edward "Ned" Hall

/s/ MARC S. ROSENBERG	Director	December 5, 2016
Marc S. Rosenberg