Form 10-Q
period 2016-03-31
TerraForm Power, Inc.
filed 2016-12-06
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
 _________________________________________________
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

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Operating revenues, net	$153,917	$70,515
Operating costs and expenses:
Cost of operations	30,196	16,820
Cost of operations - affiliate	6,846	3,643
General and administrative expenses	17,183	9,939
General and administrative expenses - affiliate	5,437	6,027
Acquisition and related costs	2,743	13,722
Acquisition and related costs - affiliate	—	436
Depreciation, accretion and amortization expense	59,007	31,891
Total operating costs and expenses	121,412	82,478
Operating income (loss)	32,505	(11,963)
Other expenses:
Interest expense, net	68,994	36,855
Loss on extinguishment of debt, net	—	20,038
(Gain) loss on foreign currency exchange, net	(4,493)	14,369
Loss on receivables - affiliate	845	—
Other expenses, net	567	480
Total other expenses, net	65,913	71,742
Loss before income tax expense (benefit)	(33,408)	(83,705)
Income tax expense (benefit)	97	(45)
Net loss	(33,505)	(83,660)
Less: Net income (loss) attributable to redeemable non-controlling interests	2,545	(169)
Less: Net loss attributable to non-controlling interests	(35,569)	(55,375)
Net loss attributable to Class A common stockholders	$(481)	$(28,116)

Weighted average number of shares:
Class A common stock - Basic and diluted	87,833	49,694
Loss per share:
Class A common stock - Basic and diluted	$(0.01)	$(0.57)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(33,505)	$(83,660)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized gain (loss) arising during the period	6,573	(3,275)
Hedging activities:
Net unrealized (loss) gain arising during the period, net of tax	(32,965)	10,252
Reclassification of net realized loss into earnings, net of tax	369	2,857
Other comprehensive (loss) income, net of tax	(26,023)	9,834
Total comprehensive loss	(59,528)	(73,826)
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	—	12,500
Comprehensive loss excluding pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	(59,528)	(86,326)
Less comprehensive income (loss) attributable to non-controlling interests:
Net income (loss) attributable to redeemable non-controlling interests	2,545	(169)
Net loss attributable to non-controlling interests	(35,569)	(55,375)
Foreign currency translation adjustments	2,524	(1,862)
Hedging activities	(11,833)	168
Comprehensive loss attributable to non-controlling interests	(42,333)	(57,238)
Comprehensive loss attributable to Class A common stockholders	$(17,195)	$(29,088)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$603,461	$626,595
Restricted cash	117,366	152,586
Accounts receivable, net	111,312	103,811
Prepaid expenses and other current assets	59,221	53,769
Assets held for sale	55,725	—
Total current assets	947,085	936,761

Renewable energy facilities, net, including consolidated VIEs of $3,586,863 and $3,558,041 in 2016 and 2015, respectively	5,208,372	5,834,234
Intangible assets, net, including consolidated VIEs of $916,741 and $929,580 in 2016 and 2015, respectively	1,237,190	1,246,164
Goodwill	55,874	55,874
Deferred financing costs, net	9,595	10,181
Other assets	104,162	120,343
Restricted cash	20,071	13,852
Non-current assets held for sale	617,204	—
Total assets	$8,199,553	$8,217,409

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)

	March 31, 2016	December 31, 2015
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated VIEs of $978,026 and $980,069 in 2016 and 2015, respectively	$1,575,383	$2,037,919
Accounts payable, accrued expenses and other current liabilities, including consolidated VIEs of $63,282 and $48,359 in 2016 and 2015, respectively	165,257	153,046
Deferred revenue	18,081	15,460
Due to SunEdison, net	28,695	26,598
Liabilities related to assets held for sale	451,262	—
Total current liabilities	2,238,678	2,233,023
Long-term debt and financing lease obligations, less current portion, including consolidated VIEs of $59,418 and $59,706 in 2016 and 2015, respectively	2,531,470	2,524,730
Deferred revenue, less current portion	64,913	70,492
Deferred income taxes	26,692	26,630
Asset retirement obligations, including consolidated VIEs of $105,259 and $101,532 in 2016 and 2015, respectively	177,199	215,146
Other long-term liabilities	29,921	31,408
Non-current liabilities related to assets held for sale	44,563	—
Total liabilities	5,113,436	5,101,429

Redeemable non-controlling interests	177,744	175,711
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding in 2016 and 2015, respectively	—	—
Class A common stock, $0.01 par value per share, 850,000,000 shares authorized, 91,464,486 and 79,734,265 shares issued in 2016 and 2015, respectively, and 91,324,447 and 79,612,533 shares outstanding in 2016 and 2015, respectively	909	784
Class B common stock, $0.01 par value per share, 140,000,000 shares authorized, 48,202,310 and 60,364,154 shares issued and outstanding in 2016 and 2015, respectively	482	604
Class B1 common stock, $0.01 par value per share, 260,000,000 shares authorized, none issued and outstanding in 2016 and 2015, respectively	—	—
Additional paid-in capital	1,459,923	1,267,484
Accumulated deficit	(105,074)	(104,593)
Accumulated other comprehensive income	6,186	22,900
Treasury stock, 140,039 and 121,732 shares in 2016 and 2015, respectively	(2,620)	(2,436)
Total TerraForm Power, Inc. stockholders' equity	1,359,806	1,184,743
Non-controlling interests	1,548,567	1,755,526
Total non-controlling interests and stockholders' equity	2,908,373	2,940,269
Total liabilities, non-controlling interests and stockholders' equity	$8,199,553	$8,217,409

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

											Non-controlling Interests
	Class A Common Stock Issued		Class B Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2015	79,734	$784	60,364	$604	$1,267,484	$(104,593)	$22,900	(122)	$(2,436)	$1,184,743	$1,953,584	$(182,822)	$(15,236)	$1,755,526	$2,940,269
SunEdison exchange	12,162	122	(12,162)	(122)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	(432)	3	—	—	491	—	—	(18)	(184)	310	—	—	—	—	310
Net loss¹	—	—	—	—	—	(481)	—	—	—	(481)	—	(35,569)	—	(35,569)	(36,050)
Net SunEdison investment	—	—	—	—	12,804	—	—	—	—	12,804	7,111	—	—	7,111	19,915
Other comprehensive loss	—	—	—	—	—	—	(16,714)	—	—	(16,714)	—	—	(9,309)	(9,309)	(26,023)
Sale of membership interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	15,612	—	—	15,612	15,612
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(5,660)	—	—	(5,660)	(5,660)
Equity reallocation	—	—	—	—	179,144	—	—	—	—	179,144	(179,144)	—	—	(179,144)	—
Balance as of March 31, 2016	91,464	$909	48,202	$482	$1,459,923	$(105,074)	$6,186	(140)	$(2,620)	$1,359,806	$1,791,503	$(218,391)	$(24,545)	$1,548,567	$2,908,373
———

(1)	Excludes $2,545 of net income attributable to redeemable non-controlling interests.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(33,505)	$(83,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,023	5,144
Depreciation, accretion and amortization expense	59,007	31,891
Amortization of favorable and unfavorable rate revenue contracts, net	10,503	(336)
Amortization of deferred financing costs and debt discounts	8,754	7,709
Recognition of deferred revenue	(2,322)	(73)
Loss on extinguishment of debt, net	—	20,038
Unrealized (gain) loss on derivatives, net	(352)	4,302
Unrealized (gain) loss on foreign currency exchange, net	(3,166)	14,369
Loss on receivables - affiliate	845	—
Deferred taxes	62	—
Other, net	552	551
Changes in assets and liabilities:
Accounts receivable	(14,495)	(20,985)
Prepaid expenses and other current assets	(2,552)	4,420
Accounts payable, accrued expenses and other current liabilities	7,366	417
Deferred revenue	(636)	6,658
Other, net	4,190	—
Due to SunEdison, net	—	(390)
Restricted cash from operating activities	—	(664)
Net cash provided by (used in) operating activities	35,274	(10,609)
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(31,711)	(182,365)
Other investments	—	(10,000)
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(4,064)	(997,968)
Due to SunEdison, net	—	(15,079)
Change in restricted cash	5,638	(2,050)
Net cash used in investing activities	$(30,137)	$(1,207,462)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	$—	$342,192
Proceeds from Senior Notes due 2023	—	793,712
Repayment of term loan	—	(573,500)
Borrowings of non-recourse long-term debt	—	336,438
Principal payments on non-recourse long-term debt	(29,712)	(15,894)
Due to SunEdison, net	(11,614)	93,516
Contributions from non-controlling interests	15,612	10,497
Distributions to non-controlling interests	(6,172)	(12,884)
Repurchase of non-controlling interest	—	(54,694)
Distributions to SunEdison	—	(16,659)
Net SunEdison investment	29,747	53,020
Payment of dividends	—	(15,125)
Debt prepayment premium	—	(6,429)
Debt financing fees	(4,500)	(30,667)
Net cash (used in) provided by financing activities	(6,639)	903,523
Net decrease in cash and cash equivalents	(1,502)	(314,548)
Reclassification of cash and cash equivalents to assets held for sale	(21,697)	—
Effect of exchange rate changes on cash and cash equivalents	65	(583)
Cash and cash equivalents at beginning of period	626,595	468,554
Cash and cash equivalents at end of period	$603,461	$153,423

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $303 and $641, respectively	$61,099	$12,497
Cash paid for income taxes	$—	$—
Schedule of non-cash activities:
Additions of asset retirement obligation (ARO) assets and liabilities	$4,125	$23,815
ARO assets and obligations from acquisitions	$136	$17,705
Long-term debt assumed in connection with acquisitions	$—	$132,697

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (the "Company") is a controlled affiliate of SunEdison, Inc. (together, with its consolidated subsidiaries excluding the Company, "SunEdison"). TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC"), an owner of renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. TerraForm Power is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC.

On April 21, 2016, SunEdison Inc. and certain of its domestic and international subsidiaries (the "SunEdison Debtors") voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "SunEdison Bankruptcy"). The Company is not a part of the SunEdison Bankruptcy ancd has no plans to file for bankruptcy itself. The Company does not rely substantially on SunEdison for funding or liquidity and believes that the Company will have sufficient liquidity to support its ongoing operations. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy.

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

On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy, which was amended on October 7, 2016. As set forth in the proofs of claim, the Company has unsecured claims against SunEdison that are estimated to be in excess of $1.0 billion. These claims include, without limitation, claims for damages relating to breach of SunEdison's obligations under the sponsorship arrangement between the Company and SunEdison and other agreements; contribution and indemnification claims arising from litigation; claims relating to SunEdison's breach of fiduciary, agency and other duties; and claims for interference with and the disruption of the business of the Company, including the loss of business opportunities, loss of business records, failure to provide timely audited financials, and the increased cost of financing and commercial arrangements. Many of these claims are contingent, unliquidated and/or disputed by SunEdison and other parties in interest in the SunEdison Bankruptcy, and the estimated amounts of these claims may change substantially as circumstances develop and damages are determined. In addition, recoveries on unsecured claims in the SunEdison Bankruptcy are expected to be significantly impaired. On December 1, 2016, the official committee of unsecured creditors of the SunEdison Bankruptcy filed an omnibus objection to the proofs of claim filed by the Company.

In addition, the Company believes that it may have claims entitled to administrative priority against SunEdison, including, without limitation, claims with respect to certain expenses that it has incurred after the commencement of the SunEdison Bankruptcy; however, the Company expects SunEdison and other parties in interest in the SunEdison Bankr uptcy to dispute both the amount of these claims and whether or not these claims are entitled to administrative priority over other claims against SunEdison.

On November 7, 2016, the official committee of unsecured creditors of the SunEdison Bankruptcy filed a notice of motion of leave, standing and authority to commence an action for, and settlement authority with respect to, avoidance claims against the Company arising intercompany transactions between the Company and SunEdison. The Company filed an objection to the standing motion on November 29. 2016. A hearing on the motion is scheduled for December 6, 2016. In addition, in the future, the Company believes that SunEdison may assert, or other parties with interest in the SunEdison Bankruptcy may seek to assert on SunEdison's behalf, certain claims against the Company. The Company intends to vigorously contest any avoidance claims asserted against it in the SunEdison Bankruptcy, including to the extent any such claims are brought by the official committee of unsecured creditors if it is successful in its standing motion.

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

In most of the Company's debt-financed projects, the SunEdison Debtors are a party to a material project agreement or guarantor thereof, such as being a party or guarantor to an asset management or O&M contract. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, the Company has experienced defaults under most of its non-recourse financing agreements; however, these defaults are generally curable. To date none of the non-recourse financings has been accelerated and no project-level lender has notified the Company of such lenders election to enforce project security interests. While the Company has obtained waivers or temporary forbearances with respect to certain of these project-level defaults, no assurances can be given that the Company will obtain waivers and/or permanent forbearance agreements for the remaining projects, or that none of the financings will be accelerated. The Company is continuing to monitor the situation and is developing and implementing plans to obtain operation and maintenance and asset management services for its renewable energy facilities from third parties. The Company's corporate-level Revolver and Indentures do not include an event of default provision directly triggered by the occurrence of the SunEdison Bankruptcy.

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

To the extent the bankruptcy court were to determine that substantive consolidation was appropriate under the Company's facts and circumstances, then the assets and liabilities of the Company could be made available to help satisfy the debt or contractual obligations of SunEdison.

Additionally, there have been covenant defaults under a number of our financing arrangements, mainly because of delays in the delivery of project-level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for 2015 on Form 10-K. In addition, in a number of cases the SunEdison Bankruptcy resulted in defaults because SunEdison Debtors have been serving as operation and maintenance and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default, including through the completion of project-level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived. If the remaining defaults are not cured or waived, this would restrict the ability of the project-level subsidiaries to make distributions to us, which may affect our ability to meet certain covenants related to our revolving credit facility at the corporate level, or entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends.

The risk of substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy as well as the existing covenant defaults and risks of future covenant defaults under a number of our financing agreements, raise substantial doubt about the Company's ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s ("SEC") regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2015. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's unaudited condensed consolidated financial position as of March 31, 2016, the results of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015.

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

In determining the fair value of the assets less cost to sell, the Company considers factors including current sales prices for comparable assets in the region, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in the Company's historical analysis. The Company's assumptions about project sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. The Company estimated the fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in additional impairments if market conditions deteriorate.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective on a retrospective basis for the Company for the fiscal year ending December 31, 2016 and interim periods therein. The Company adopted ASU No. 2015-02 as of January 1, 2016, which resulted in certain of our consolidated subsidiaries to be considered variable interest entities. No unconsolidated investments were consolidated and no consolidated subsidiaries were deconsolidated as a result of implementing this standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in which an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 and ASU No. 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU No. 2015-03 and ASU No. 2015-15 as of January 1, 2016, resulting in a reclassification of $39.8 million and $43.1 million from deferred financing costs, net to long-term debt and financing lease obligations, including current portion, as of March 31, 2016 and December 31, 2015, respectively.

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

2. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL

Recast of Historical Financial Statements

During the three months ended March 31, 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison, which resulted in a recast of the consolidated balance sheet as of December 31, 2015. The facilities acquired from SunEdison during the three months ended March 31, 2016 were not in operation in 2015 and there was no impact to the unaudited condensed consolidated statement of operations, unaudited condensed consolidated statement of comprehensive loss or unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2015 as a result of these acquisitions.

The following table presents changes to previously reported amounts of the Company's consolidated balance sheet as of December 31, 2015 included in the Company's Annual Report on Form 10-K:

(In thousands) Balance Sheet Caption	As Reported	Recast Adjustments	As Recasted
Renewable energy facilities, net	$5,802,380	$31,854	$5,834,234
Other assets	119,960	383	120,343
Change in total assets		$32,237

Current portion of long-term debt and financing lease obligations	$2,014,331	$23,588	$2,037,919
Accounts payable, accrued expenses and other current liabilities	150,721	2,325	153,046
Due to SunEdison, net	20,274	6,324	26,598
Change in total liabilities		$32,237

As a result of the Company's acquisition of renewable energy facilities from SunEdison during the last nine months of 2015, the following table presents changes to the Company's previously reported unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2015 included in the Company's Quarterly Report on Form 10-Q dated May 7, 2015. These adjustments are required to reflect the activity of the renewable energy facilities for the period owned by SunEdison in accordance with rules applicable to transactions between entities under common control.

(In thousands) Statement of Comprehensive Loss	As Reported	Recast Adjustments	As Recasted
Other comprehensive income (loss), net of tax:
Hedging activities:
Net unrealized (loss) gain arising during the period, net of tax	$(2,248)	$12,500	$10,252
Change in total comprehensive loss		12,500
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	$—	12,500	$12,500
Change in comprehensive loss attributable to Class A common stockholders		$—

As a result of the Company's acquisition of renewable energy facilities from SunEdison during the last nine months of 2015, the following table presents changes to the Company's previously reported unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2015 included in the Company's Quarterly Report on Form 10-Q dated May 7, 2015. These adjustments are required to reflect the activity of the renewable energy facilities for the period owned by SunEdison in accordance with rules applicable to transactions between entities under common control.

(In thousands) Statement of Cash Flows Caption	As Reported	Recast Adjustments	As Recasted
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	$(82,758)	$(99,607)	$(182,365)
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(810,720)	(187,248)	(997,968)
Change in restricted cash	494	(2,544)	(2,050)
Change in net cash used in investing activities		(289,399)

Cash flows from financing activities:
Borrowings of non-recourse long-term debt	275,987	60,451	336,438
Principal payments on non-recourse long-term debt	(2,910)	(12,984)	(15,894)
Due to SunEdison, net	(148,998)	242,514	93,516
Change in net cash provided by financing activities		289,981

Net decrease in cash and cash equivalents	(315,130)	582	(314,548)
Effect of exchange rate changes on cash and cash equivalents	(1)	(582)	(583)
Cash and cash equivalents at beginning of period	468,554	—	468,554
Cash and cash equivalents at end of period	$153,423	$—	$153,423

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

The following table summarizes the renewable energy facilities acquired by the Company from SunEdison through a series of transactions:

			Three Months Ended March 31, 2016			As of March 31, 2016
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Initial Cash Paid[1]	Cash Due to SunEdison[2]	Debt Transferred[3]
Distributed Generation	Solar	U.S.	1.2	3	$2,750	$—	$—
Utility	Solar	U.S.	18.0	1	6,954	29,277	16,703
Total			19.2	4	$9,704	$29,277	$16,703
————

(1)	Represents the amount paid to SunEdison on the date of acquisition of renewable energy facilities from SunEdison. Excludes aggregated tax equity partner payments of $1.6 million to SunEdison.

(2)
Represents commitments by the Company to SunEdison for the amount required for SunEdison to complete the construction of renewable energy facilities acquired from SunEdison, which was paid to SunEdison during the third quarter of 2016. This commitment is not recorded on the Company's balance sheet as of March 31, 2016 (see Note 17. Related Parties).

(3)
Represents debt recorded on the Company's balance sheet as of March 31, 2016. This debt was repaid by SunEdison during the third quarter of 2016 using cash proceeds paid by the Company for the acquisition of these facilities.

During the three months ended March 31, 2016, the Company paid $7.7 million to SunEdison for the acquisition of renewable energy facilities that had achieved commercial operations as of March 31, 2016. Additionally, during the three months ended March 31, 2016, the Company paid $2.0 million to SunEdison for facilities acquired from SunEdison that had not achieved commercial operations as of March 31, 2016.

3. ASSETS HELD FOR SALE

The Company commenced a sale of substantially all of its portfolio of solar power plants located in the United Kingdom (the "U.K.") through a broad based sales process pursuant to a plan approved by management, and it is probable that the sale of this portfolio will occur within one year from the balance sheet date. As a result, the Company classified $672.9 million of assets and $495.8 million of liabilities as held for sale and measured each at the lower of carrying value or fair value less cost to sell. The Company's analysis indicated that the fair value less costs to sell exceeded the carrying value of the assets and no impairment losses were recognized during the three months ended March 31, 2016. As of the financial statement issuance date, the Company had entered negotiations with a preferred bidder.

The following table summarizes the major classes of assets and liabilities which are classified as held for sale on the Company's unaudited condensed consolidated balance sheet as of March 31, 2016:

(In thousands)	March 31, 2016
Assets held for sale:
Cash and cash equivalents	$21,697
Restricted cash	22,930
Accounts receivable, net	7,251
Prepaid expenses and other current assets	3,847
Total current assets held for sale	55,725
Renewable energy facilities, net	615,052
Intangible assets, net	1,733
Other assets	419
Total non-current assets held for sale	617,204
Total assets held for sale	$672,929

Liabilities related to assets held for sale:
Current portion of long-term debt	$425,301
Accounts payable, accrued expenses and other current liabilities	25,021
Due to SunEdison, net	940
Total current liabilities related to assets held for sale	451,262
Asset retirement obligations	44,563
Total non-current liabilities related to assets held for sale	44,563
Total liabilities related to assets held for sale	$495,825

4. ACQUISITIONS

2015 Acquisitions

Acquisition of Invenergy Wind Power Plants

On December 15, 2015, the Company acquired operating wind power plants with a combined nameplate capacity of 831.5 MW (net) from Invenergy Wind Global LLC (together with its subsidiaries, “Invenergy Wind”) for $1.3 billion in cash and the assumption of $531.2 million of non-recourse indebtedness. The wind power plants that the Company acquired from Invenergy Wind have contracted PPAs with a weighted-average remaining contract life of 17 years and an average counterparty credit rating of AA. Invenergy Wind will retain a 9.9% non-controlling interest in wind power plants located in the U.S. that the Company acquired and will provide certain operation and maintenance services for such assets.

Initial Accounting for Invenergy Wind

The initial accounting for the Invenergy Wind acquisition has not been completed because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts for these acquisitions, included in the table within the "Acquisition Accounting" section of this footnote below, are subject to revision until these evaluations are completed. There were no measurement period adjustments recognized during the three months ended March 31, 2016.

The operating revenues and net income of Invenergy Wind acquired in 2015 reflected in the consolidated statements of operations for the three months ended March 31, 2016 are $41.4 million and $16.3 million, respectively.

Valuation of Non-controlling Interest

Invenergy Wind

The fair value of the non-controlling interest for Invenergy Wind was determined using a discounted cash flow approach. The redeemable non-controlling interest represents the fair value of 9.9% sponsor equity held by Invenergy Wind. SunEdison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the wind power plants located in the U.S. (the ‘‘Invenergy Wind Interest’’). Simultaneously, Terra LLC entered into a back to back option agreement with SunEdison LLC on substantially identical terms (collectively the "Option Agreements"). The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. SunEdison LLC is a debtor in the SunEdison Bankruptcy. As such, SunEdison LLC may assume, assume and assign or reject its Option Agreement. If SunEdison LLC rejects its Option Agreement, we would not expect to be obligated to perform on our Option Agreement, although we cannot assure that result.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the material 2015 acquisitions, Invenergy Wind, First Wind and Northern Lights, as if those transactions had each occurred on January 1, 2015. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of the Company’s results of operations for any future date.

Three Months Ended March 31,
(In thousands)	2015
Total operating revenues, net	$112,947
Net loss	(61,807)

Acquisition costs incurred by the Company related to third party acquisitions were $2.7 million and $14.2 million for the three months ended March 31, 2016 and 2015. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate in the consolidated statements of operations.

Acquisition Accounting

The estimated acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to the Invenergy Wind business combination as of March 31, 2016, are as follows:

(In thousands)	Invenergy Wind
Renewable energy facilities	$1,486,746
Accounts receivable	25,811
Intangible assets	748,300
Restricted cash	31,247
Derivative assets	32,311
Other assets	12,070
Total assets acquired	2,336,485
Accounts payable, accrued expenses and other current liabilities	23,195
Long-term debt, including current portion	531,221
Deferred income taxes	242
Asset retirement obligations	47,346
Other long-term liabilities	6,004
Total liabilities assumed	608,008
Redeemable non-controlling interest	141,415
Non-controlling interest	308,000
Purchase price, net of cash acquired	$1,279,062

The acquired renewable energy facilities' non-financial assets represent estimates of the fair value of acquired PPA and REC contracts based on significant inputs that are not observable in the market and thus represent a Level 3 measurement (as defined in Note 11. Fair Value Measurements). The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 5 to 23 years. See Note 6. Intangibles for additional disclosures related to the acquired intangible assets.

Pending Acquisitions

Acquisition of Wind Power Plants from Invenergy Wind

At the time the Company entered into an acquisition agreement for the Invenergy assets acquired on December 15, 2015, the Company also agreed to purchase two additional wind facilities from Invenergy Wind in a second closing, subject to customary closing conditions, including the consent of the tax equity finance parties for the wind power plants. The facilities have a combined nameplate capacity of 98.6 MW (net) and are located in Nebraska. The second closing has not occurred and the purchase agreement contains a July 1, 2016 expiration date. As a result, while the purchase agreement remains in force, Invenergy and the Company have the right to terminate the purchase agreement with respect to these two additional facilities at any time. These two wind facilities would be acquired through the acquisition of a 90.1% equity interest in Prairie Breeze Expansion Class B Holdings LLC for an estimated purchase price of $58.7 million which would be expected to be paid using cash on hand. However, both the Company or Invenergy Wind may determine not to consummate the acquisition. If the purchase agreement is terminated by either party, the Company will not purchase these facilities.

Termination of Obligation to Acquire Vivint Solar Assets from SunEdison

On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") signed a definitive merger agreement (the “SunEdison/Vivint Merger Agreement”) pursuant to which SunEdison would acquire Vivint Solar for approximately $1.3 billion. In connection with SunEdison’s then-pending acquisition of Vivint Solar, the Company entered into a definitive purchase agreement with SunEdison, as amended on December 9, 2015, (the "Amended Purchase Agreement") to acquire Vivint Solar’s residential solar generation facilities (the “Vivint Operating Assets”). The purchase price for the Vivint acquisition was expected to be approximately $814.8 million based on approximately 479.3 of installed MW expected to be acquired at the closing of the Amended Purchase Agreement. In connection with the purchase, the Company also obtained a commitment for a senior unsecured bridge facility in July of 2015 to fund the acquisition of Vivint Operating Assets, including related acquisition costs. See Note 8. Long-term debt for additional disclosures of this bridge facility. The Company entered into an interim agreement (the "Vivint Interim Agreement"), as amended on December 9, 2015, relating to, among other items, the Company's purchase of additional completed residential and small commercial solar generation facilities for a five year period from the acquired business and the provision of operation and maintenance services by SunEdison for the Vivint Operating Assets. The Company also entered a letter agreement with SunEdison, dated as of December 9, 2015 (the “Letter Agreement”), to provide the parties thereto with additional rights in connection with the Amended Purchase Agreement and the Vivint Interim Agreement.

As a result of Vivint Solar’s notice of termination of the SunEdison/Vivint Merger Agreement, dated as of March 7, 2016, each of the Amended Purchase Agreement and the Vivint Interim Agreement, and all other agreements related thereto, including the Letter Agreement, and the Company's obligations pursuant thereto, terminated on March 7, 2016. The commitment for the bridge facility, as amended and restated, also automatically terminated as of the same date. The Company, SunEdison, certain other parties and individuals have been named as defendants in several putative shareholder class actions that challenged the Vivint Solar and SunEdison merger (see Note 16. Commitments and Contingencies for additional disclosures over this litigation).

5. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	March 31, 2016	December 31, 2015
Renewable energy facilities in service, at cost	$5,389,246	$5,906,154
Less accumulated depreciation - renewable energy facilities	(206,940)	(187,874)
Renewable energy facilities in service, net	5,182,306	5,718,280
Construction in progress - renewable energy facilities	26,066	115,954
Total renewable energy facilities, net	$5,208,372	$5,834,234

Depreciation expense related to renewable energy facilities was $49.2 million and $25.1 million for the three months ended March 31, 2016 and 2015, respectively.

Construction in progress represents $26.1 million of costs incurred to complete the construction of the facilities in the Company's current portfolio that were acquired from SunEdison. When renewable energy facilities are sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction (see Note 2. Transactions Between Entities Under Common Control). All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $0.3 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company reclassified $615.1 million from renewable energy facilities, net to non-current assets held for sale in the unaudited condensed consolidated balance sheet (see Note 3. Assets Held for Sale). No amount was reclassified as assets held for sale as of December 31, 2015.

6. INTANGIBLES

The following table presents the gross carrying amount and accumulated amortization of intangibles as of March 31, 2016:

(In thousands, except weighted-average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	17 years	$719,660	$(23,993)	$695,667
In-place value of market rate revenue contracts	20 years	555,717	(29,062)	526,655
Favorable rate land leases	19 years	15,800	(932)	14,868
Total intangible assets, net		$1,291,177	$(53,987)	$1,237,190

Unfavorable rate revenue contracts	8 years	$35,086	$(6,420)	$28,666
Unfavorable rate land lease	17 years	1,000	(65)	935
Total intangible liabilities, net		$36,086	$(6,485)	$29,601

The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2015:

(In thousands, except weighted-average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	17 years	$714,137	$(12,024)	$702,113
In-place value of market rate revenue contracts	20 years	551,226	(22,229)	528,997
Favorable rate land leases	19 years	15,800	(746)	15,054
Total intangible assets, net		$1,281,163	$(34,999)	$1,246,164

Unfavorable rate revenue contracts	8 years	$35,086	$(4,951)	$30,135
Unfavorable rate land lease	17 years	1,000	(51)	949
Total intangible liabilities, net		$36,086	$(5,002)	$31,084

As of March 31, 2016 and December 31, 2015, the Company had intangible assets related to revenue contracts, representing long-term PPAs and REC agreements, and favorable rate land leases that were obtained through acquisitions (see Note 4. Acquisitions). The revenue contract intangible assets are comprised of favorable rate PPAs and REC agreements and the in-place value of market rate PPAs. The Company also had intangible liabilities related to unfavorable rate PPAs and REC agreements and an unfavorable rate land lease, which are classified within other long-term liabilities in the unaudited condensed consolidated balance sheet. These intangible assets and liabilities are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 29 years as of March 31, 2016.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three months ended March 31, 2016 and 2015, amortization expense related to favorable and unfavorable rate revenue contracts resulted in a $10.5 million decrease and $0.3 million increase in operating revenues, net, respectively.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three months ended March 31, 2016 and 2015, amortization expense related to the in-place value of market rate revenue contracts was $6.8 million and $5.7 million, respectively.

Amortization expense related to favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease is reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three months ended March 31, 2016, net amortization expense related to favorable and unfavorable rate land leases was $0.2 million. There was no amortization expense related to favorable and unfavorable rate land leases during the three months ended March 31, 2015.

7. VARIABLE INTEREST ENTITIES

The Company consolidates variable interest entities ("VIEs") in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse project-level debt. No VIEs were deconsolidated during the three months ended March 31, 2016 and 2015.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited condensed consolidated balance sheets are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Current assets	$191,507	$180,287
Non-current assets	4,596,080	4,584,886
Total assets	$4,787,587	$4,765,173
Current liabilities	$1,062,052	$1,043,892
Non-current liabilities	205,551	202,629
Total liabilities	$1,267,603	$1,246,521

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

8. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates) Description:	March 31, 2016	December 31, 2015	Interest Type	Current Interest Rate (%)	Financing Type
Corporate-level long-term debt[1]:
Senior Notes due 2023	$950,000	$950,000	Fixed	5.88	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.13	Senior notes
Revolver	655,000	655,000	Variable	4.29	Revolving loan
Non-recourse long-term debt[2]:
Permanent financing	2,102,104	2,546,864	Blended[3]	6.04[4]	Term debt / Senior notes
Construction financing	16,703	38,063	Variable	6.00	Construction debt
Financing lease obligations	133,710	136,594	Imputed	5.67[4]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	4,157,517	4,626,521		5.72
Unamortized discount, net	(10,849)	(20,821)
Deferred financing costs, net[5]	(39,815)	(43,051)
Less current portion of long-term debt and financing lease obligations	(1,575,383)	(2,037,919)
Long-term debt and financing lease obligations, less current portion	$2,531,470	$2,524,730

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

(3)
Includes variable rate debt and fixed rate debt. As of March 31, 2016, 60% of this balance had a variable interest rate and the remaining 40% of this balance had a fixed interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of certain variable rate permanent financing non-recourse debt (see Note 10. Derivatives).

(4)	Represents the weighted average interest rate as of March 31, 2016.

(5)
Total net long-term debt and financing lease obligations, including current portion, reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 1. Nature of Operations and Basis of Presentation.

Corporate-level Long-term Debt

Senior Notes due 2023 and Senior Notes due 2025

The Senior Notes due 2023 and the Senior Notes due 2025 require the Company to timely file with the SEC, or make publicly available, audited annual financial statements for the fiscal year 2015 and unaudited quarterly financial statements for the fiscal year 2016 no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof). The Company has a 90 day grace period from the date a notice of default is deemed to be duly given to Terra Operating LLC in accordance with the Senior Notes due 2023 and the Senior Notes due 2025. On May 31, 2016, Terra Operating LLC received a notice from the trustee of an event of default for failure to deliver 2015 audited annual financial statements.

On June 24, 2016, the Company announced the commencement by Terra Operating LLC of a consent solicitation from holders of record as of 5:00 p.m., New York City time, on June 23, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain waivers relating to certain reporting covenants under the indenture dated as of January 28, 2015 (as supplemented) with respect to the Senior Notes due 2023 (the "2023 Indenture") and the indenture dated as of July 17, 2015 (as supplemented) with respect to the Senior Notes due 2025 (the "2025 Indenture"), in each case, through December 31, 2016, in exchange for payment of a consent fee and monthly waiver extension fees beginning on August 29, 2016. The consent solicitation was set to expire on June 30, 2016 but was extended to August 19. 2016.

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

On August 30, 2016, the Company announced the successful completion of the amended and restated solicitation of consents. Terra Operating LLC received validly delivered and unrevoked consents by August 26, 2016 from the holders of a majority of the aggregate principal amount of each series of the notes outstanding as of the record date and paid a consent fee to each consenting holder of $5.00 for each $1,000 principal amount of such series of the notes for which such holder delivered its consent. Under the terms of the waivers obtained, the deadline to comply with the reporting covenants in the indentures relating to the filing of the Company's Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 was extended to December 6, 2016. If the Form 10-Q for the second quarter of 2016 is not filed by December 6, 2016, which we do not expect to occur, a grace period for delivery of such form would still apply, and consequently no event of default would occur unless such Form 10-Q were not filed by early 2017.

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

Revolving Credit Facility

The terms of the Revolver require the Company to provide audited annual financial statements within 90 days after the end of the fiscal year, with a 10-business day cure period. From March 30, 2016 to May 6, 2016, Terra Operating LLC entered into a series of amendments (fourth, fifth and sixth) to the terms of the Revolver, which provided that the date on which the Company must deliver to the Administrative Agent and other parties to the Revolver its annual financial statements and accompanying audit report with respect to fiscal year 2015 shall be extended up to May 28, 2016. Under the sixth amendment, the interest rate on loans made under the Revolver and commitment fees paid on undrawn Revolver commitments will be calculated using the highest applicable margin and commitment fee percentage under the Revolver until the first business day of the first quarter following the delivery of 2015 financial statements and the accompanying audit report. On May 27, 2016, Terra Operating LLC entered into a seventh amendment to the Revolver, which further extended the due date for delivery of the Company's 2015 financial statements and the accompanying audit report to the earlier of (a) the tenth business day prior to the date on which the failure to deliver such financial statements would constitute an event of default under Terra Operating LLC’s 2023 Indenture and (b) March 30, 2017. Under the seventh amendment, Terra Operating LLC was also required to request a waiver of any default or event of default under the 2023 Indenture with respect to the Company's obligation to make available audited financial statements for fiscal year 2015. As described above, Terra Operating LLC obtained a waiver that extended the deadline to comply with the reporting covenants in the 2023 Indenture to December 6, 2016.

The seventh amendment also requires Terra LLC and Terra Operating LLC to cause certain project-level subsidiaries to guarantee the obligations under the Revolver and to provide certain collateral to the lenders and other secured parties under the Revolver, in each case, to the extent such subsidiaries are permitted to do so under any applicable project level financing or debt agreements or other project level agreements. These guarantees and the collateral will be automatically released to the extent such subsidiaries incur any project-level financings that would not permit such guarantees or collateral and that are otherwise permitted under the Revolver. The seventh amendment also amends the conditions under which Terra LLC and Terra Operating LLC are permitted to make distributions in respect of their equity, including by adding a requirement that Terra LLC and Terra Operating LLC satisfy a minimum Total Liquidity (as defined therein) at the time of making any such distribution. Although TerraForm Power is not a party to, or guarantor of Terra Operating LLC's obligations under, the Revolver, these conditions will also effectively apply to the payment of dividends by TerraForm Power on its Class A common stock.

The seventh amendment also extended the date by which the Company must deliver its unaudited quarterly financial statements for the fiscal quarter ending March 31, 2016 to June 30, 2016 and with respect to the fiscal quarters ending June 30, 2016 and September 30, 2016 to the date that is 75 days after the end of each fiscal quarter. The Company provided its unaudited quarterly financial statements for the fiscal quarters ending March 31, 2016 and June 30, 2016 to the Administrative Agent and other parties to the Revolver by the respective deadlines. Consistent with its obligations under the seventh amendment, Terra Operating LLC entered into an eighth amendment to the terms of the Revolver on September 9, 2016, which increased the interest rate under the Revolver at all applicable margin levels by 50% of the increase in the interest rate on the Senior Notes due 2023 agreed to as part of the consent solicitation process described above. This amendment will result in an increase in the current interest rate payable under the Revolver by 1.75% for the period from September 6, 2016 to December 6, 2016 and, thereafter, an increase from the current interest rate by 0.25%.

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

On November 25, 2016, Terra Operating LLC entered into a waiver agreement with the requisite lenders under the Revolver. The waiver agreement waived Terra Operating LLC’s obligation to comply with the debt service coverage ratio and leverage ratio financial covenants of the Revolver with respect to the third quarter of 2016 and the requirement to certify compliance with those covenants. In connection with this waiver, Terra Operating LLC made a prepayment of the revolving loans outstanding under the Revolver in an aggregate amount equal to $30.0 million and permanently reduced the revolving commitments and borrowing capacity under the Revolver by that amount. This amount was classified as current within the unaudited condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015. The waiver also extended to January 1, 2017, the deadline for delivery of certain financial information with respect to the third quarter of 2016. If Terra Operating LLC fails to deliver that financial information, with respect to the third quarter of 2016 and certain other related information by January 1, 2017, the waiver will expire and an event of default will have occurred under the Revolver. Failure to deliver certain summary financial information with respect to the third quarter of 2016 by December 21, 2016 would also result in an event of default under the Revolver.

Vivint Solar Bridge Facility

As of December 31, 2015, the Company had a commitment for a senior unsecured bridge facility to provide the Company with up to $525.9 million to fund certain operating assets the Company expected to acquire from SunEdison in connection with SunEdison's then-pending acquisition of Vivint Solar. As a result of Vivint Solar’s notice of termination of the SunEdison/Vivint Solar Merger Agreement on March 7, 2016, the commitment automatically terminated.

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

Non-recourse Debt Defaults

SunEdison is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of the Company's non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of 2015 audited financial statements for certain project-level subsidiaries, among other things, the Company has experienced defaults under most of its non-recourse financing agreements. Any corresponding contractual grace periods for the instruments in default have already expired as of the financial statement issuance date or the Company cannot assert at this time that it is probable that the violation will be cured within any remaining grace periods, will be cured for a period of more than twelve months or are not likely to recur. While the Company is actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to these debt instruments. As these defaults occurred prior to the issuance of the financial statements for both the three months ended March 31, 2016 and for the year ended December 31, 2015, $1.9 billion of the Company's non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, has been reclassified to current in the unaudited condensed consolidated balance sheet at both periods as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date. $425.3 million of the March 31, 2016 reclassification amount was reclassified from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale as discussed below.

As a result of these defaults, the Company also reclassified $82.8 million and $61.1 million of long-term restricted cash to current as of March 31, 2016 and December 31, 2015, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as long-term restricted cash were driven by the financing agreements. $11.4 million of the March 31, 2016 reclassification amount was reclassified from current restricted cash to current assets held for sale. Refer to Note 10. Derivatives for discussion of corresponding interest rate swap reclassifications to current as a result of these defaults.

Debt Classified as Liabilities Related to Assets Held for Sale

As of March 31, 2016, the Company reclassified $425.3 million from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale (see Note 3. Assets Held for Sale) in the unaudited condensed consolidated balance sheet, which represents non-recourse debt collateralized by project assets for substantially all of the Company's portfolio of solar power plants located in the U.K. No amount of debt was classified as liabilities related to assets held for sale as of December 31, 2015.

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

Maturities

The aggregate contractual payments of long-term debt due after March 31, 2016, including financing lease obligations and excluding amortization of debt discounts and premiums, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2016[1]	2017	2018	2019	2020	Thereafter	Total
Maturities of long-term debt as of March 31, 2016[2]	$129,028	$90,251	$112,092	$562,692	$717,817	$2,545,637	$4,157,517
———

(1)
Includes $16.7 million of construction debt for the utility-scale renewable energy facility located in the U.S. acquired in 2016 from SunEdison. This debt was repaid by SunEdison during the third quarter of 2016 upon completion of the acquisition and the Company's payment of the second installment of the purchase price (see Note 2. Transactions Between Entities Under Common Control). Also includes $30.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016 as discussed above.

(2)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $1.5 billion of long-term debt to current as a result of debt defaults under most of our non-recourse financing arrangements.

9. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2016	2015
Income (loss) before income tax (benefit) expense	(33,408)	(83,705)
Income tax expense (benefit)	97	(45)
Effective tax rate	(0.3)%	0.1%

As of March 31, 2016, TerraForm Power, Inc. owns 65.5% of Terra LLC and consolidates the results of Terra LLC through its controlling interest. The Company records SunEdison's 34.5% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 65.5% of Terra LLC's taxable income and SunEdison records income tax on its 34.5% share of Terra LLC's taxable income.

For the three months ended March 31, 2016, and the three months ended March 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company. As of March 31, 2016, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

10. DERIVATIVES

As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, foreign currency contracts and commodity contracts to mitigate interest rate, foreign currency and commodity price exposure. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, Derivatives and Hedging, the Company designates its derivative instruments as cash flow hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity contracts to hedge price variability inherent in electricity sales arrangements. The objectives of the commodity contracts are to minimize the impact of variability in spot electricity prices and stabilize estimated revenue streams. The Company does not use derivative instruments for speculative or trading purposes.

As of March 31, 2016 and December 31, 2015, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Hedging Contracts		Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheets	Net Amounts in Consolidated Balance Sheets
As of March 31, 2016
Prepaid expenses and other current assets	$—	$11,611	$—	$3,556	$13,815	$28,982	$(2,104)	$26,878
Other assets	—	45,519	—	2,788	32,067	80,374	(102)	80,272
Total assets	$—	$57,130	$—	$6,344	$45,882	$109,356	$(2,206)	$107,150
Accounts payable and other current liabilities	$27,723	$—	$1,529	$5,241	$—	$34,493	$(2,104)	$32,389
Liabilities related to assets held for sale	19,609	—	—	—	—	19,609	—	19,609
Other long-term liabilities	—	—	—	102	—	102	(102)	—
Total liabilities	$47,332	$—	$1,529	$5,343	$—	$54,204	$(2,206)	$51,998

As of December 31, 2015
Prepaid expenses and other current assets	$—	$11,455	$—	$3,875	$12,542	$27,872	$(1,451)	$26,421
Other assets	$487	$51,699	$—	$2,836	$30,799	$85,821	$(70)	$85,751
Total assets	$487	$63,154	$—	$6,711	$43,341	$113,693	$(1,521)	$112,172
Accounts payable and other current liabilities	$19,081	$—	$1,104	$3,777	$—	$23,962	$(1,451)	$22,511
Other long-term liabilities	—	—	—	70	—	70	(70)	—
Total liabilities	$19,081	$—	$1,104	$3,847	$—	$24,032	$(1,521)	$22,511

As of March 31, 2016 and December 31, 2015, notional amounts for derivative instruments consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
Derivatives designated as hedges:
Interest rate swaps (USD)	460,792	468,067
Interest rate swaps (GBP)	222,018	222,018
Commodity contracts (MWhs)	18,401	18,401
Derivatives not designated as hedges:
Interest rate swaps (USD)	15,779	15,794
Foreign currency contracts (GBP)	102,320	112,168
Foreign currency contracts (CAD)	37,339	40,566
Commodity contracts (MWhs)	2,248	1,828

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of March 31, 2016 and December 31, 2015 as each of the commodity contracts were in a gain position, respectively.

Gains and losses on derivatives not designated as hedges for the three months ended March 31, 2016 and 2015 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended March 31,
(In thousands)		2016	2015
Interest rate swaps	Interest expense, net	$540	$236
Foreign currency contracts	Loss on foreign currency exchange, net	536	97
Commodity contracts	Operating revenues, net	(8,461)	4,259

Gains (losses) recognized related to interest rate swaps and commodity contracts designated as cash flow hedges for the three months ended March 31, 2016 and 2015 and consisted of the following:

	Three Months Ended March 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion) net of taxes		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2016	2015		2016	2015	2016	2015
Interest rate swaps	$(32,193)	$2,248	Interest expense, net	$3,433	$2,857	$328	$—
Commodity contracts	(772)	—	Operating revenues, net	(3,064)	—	—	—
Total	$(32,965)	$2,248		$369	$2,857	$328	$—

As of March 31, 2016 and December 31, 2015, the Company had posted letters of credit in the amount of $18.0 million, respectfully, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of March 31, 2016 and December 31, 2015 related to the Company's derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the three months ended March 31, 2016 and 2015 related to these interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $37.5 million. The maximum term of outstanding interest rate swaps designated as hedges is 18 years.

As discussed in Note 8. Long-term debt, the Company experienced defaults under most of its non-recourse financing agreements prior to the issuance of the financial statements for both the three months ended March 31, 2016 and for the year ended December 31, 2015. As the Company's interest rate swap agreements contain cross-default provisions, $36.4 million and $7.6 million of related liabilities have been reclassified to current as of March 31, 2016 and December 31, 2015, respectively. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary. The Company does not currently expect any changes to the underlying cash flows as a result of these defaults and thus has determined that there is no impact to the swaps' qualification for hedge accounting and designation as cash flow hedges. As discussed in Note 3.

Assets Held for Sale, the Company commenced a sale of substantially all of its portfolio of solar power plants located in the U.K. As a result, $19.6 million of related derivative liabilities were subsequently reclassified to liabilities related to assets held for sale.

Commodity Contracts

The Company has long-dated physically delivered commodity PPAs that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in accumulated other comprehensive income and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Any ineffective portions of the derivatives’ change in fair value are recognized currently in earnings. The amounts deferred in other comprehensive income and reclassified into earnings during the three months ended March 31, 2016 and 2015 related to the commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $7.3 million (net of taxes of $4.3 million). The maximum tenor of outstanding commodity contracts designated as hedges is 14 years.

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

As discussed in Note 8. Long-term debt, the Company experienced defaults under most of its non-recourse financing agreements prior to the issuance of the financial statements for both the three months ended March 31, 2016 and for the year ended December 31, 2015. As the Company's interest rate swap agreements contain cross-default provisions, $1.1 million and $0.7 million, respectively, of related liabilities have been reclassified to current as of March 31, 2016 and December 31, 2015. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary.

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

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

(In thousands)	As of March 31, 2016				As of December 31, 2015
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	—	—	—	$—	$—	$487	$—	$487
Commodity contracts	—	45,882	57,130	103,012	—	43,341	63,154	106,495
Foreign currency contracts	—	4,138	—	4,138	—	5,190	—	5,190
Total derivative assets	$—	$50,020	$57,130	$107,150	$—	$49,018	$63,154	$112,172
Liabilities
Interest rate swaps	$—	$48,861	$—	$48,861	$—	$20,185	$—	$20,185
Foreign currency contracts	—	3,137	—	3,137	—	2,326	—	2,326
Total derivative liabilities	$—	$51,998	$—	$51,998	$—	$22,511	$—	$22,511

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2016.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2016:

(In thousands)	Three Months Ended March 31, 2016
Balance as of December 31, 2015	$63,154
Realized and unrealized gains (losses):
Included in Other Comprehensive Income	(3,836)
Included in earnings	(2,188)
Balance as of March 31, 2016	$57,130

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 of the fair value hierarchy as of March 31, 2016 are as follows:

(In thousands, except range)	Fair Value as of March 31, 2016
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$57,130	$—	Discounted cash flow	Forward price (per MWh)	$13.4	-	$89.8
			Option model	Volatilities	6.0%	-	8.1%

The sensitivity of the Company's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of March 31, 2016 and December 31, 2015 is as follows:

	As of March 31, 2016		As of December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,106,853	$3,896,291	$4,562,649	$4,357,322

The fair value of the Company's long-term debt, except the senior notes was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the senior notes is based on market price information which is classified as a Level 1 input. They are measured using available trades at the end of each respective fiscal period. The fair value of the Senior Notes due 2023 and Senior Notes due 2025 were 83.00% and 80.13% of face value as of March 31, 2016, respectively. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes as they are not callable at this time.

12. STOCKHOLDERS' EQUITY

As of March 31, 2016, the following shares of the Company were outstanding:

Share Class:	Shares Outstanding	Shareholder(s)
Class A common stock	91,324,447	*
Class B common stock	48,202,310	SunEdison
Total Shares	139,526,757
———

*
Class A common stockholders are comprised of public and private investors, executive officers, management and personnel who provide services to the Company. Shares of Class A common stock outstanding exclude 140,039 shares of common stock held in treasury. The total par value of Class A common stock reflected on the consolidated balance sheet and consolidated statement of stockholders' equity as of March 31, 2016 includes 140,039 shares of stock held in treasury and excludes 546,633 shares of unvested restricted Class A common stock awards (see Note 13. Stock-based Compensation).

Reduction in SunEdison’s Ownership of Class B Shares

On January 22, 2016, TerraForm Power issued 12,161,844 shares of Class A common stock to affiliates of the D.E. Shaw group, Madison Dearborn Capital Partners IV, L.P. and Northwestern University and Terra LLC issued 12,161,844 Class A units of Terra LLC to TerraForm Power upon conversion of 12,161,844 Class B shares of TerraForm Power’s common stock and 12,161,844 Class B units of Terra LLC held by SunEdison. After giving effect to the conversion, SunEdison indirectly owns 48,202,310 Class B shares of TerraForm Power and 48,202,310 Class B units of Terra LLC.

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

Dividends

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

13. STOCK-BASED COMPENSATION

The TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan provides for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who also provide services to SunEdison. The maximum contractual term of an award is ten years from the date of grant. As of March 31, 2016, an aggregate of 2,704,812 shares of Class A common stock were available for issuance. Upon exercise of stock options or the vesting of the RSUs, the Company will issue shares that have been previously authorized to be issued.

Stock-based compensation costs related to equity awards in the Company's stock are allocated to the Company and SunEdison based on the relative percentage of time that the personnel and directors spend providing services to the respective companies. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been allocated to the Company was $0.4 million and $5.1 million during the three months ended March 31, 2016 and 2015, respectively, and is reflected in the consolidated statements of operations within general and administrative expenses. The amount of stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, and is recognized as a distribution to SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity with no impact to the Company's consolidated statement of operations. Similarly, stock-based compensation costs related to equity awards in the stock of SunEdison for personnel and directors who provide services to the Company are allocated to the Company based on the relative percentage of time that the personnel and directors spend providing services to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison that was allocated to the Company was $0.5 million for the three months ended March 31, 2016, and is reflected in the consolidated statement of operations within general and administrative expenses - affiliate and has been treated as an equity contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison that was allocated to the Company for the three months ended March 31, 2015 was inconsequential.

Restricted Stock Awards

RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.

The following table presents information regarding outstanding RSAs as of March 31, 2016 and changes during the period then ended:

	Number of RSAs Outstanding	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance as of January 1, 2016	1,859,616	$2.93
Converted	(619,063)	2.81
Forfeited	(838,034)	2.29
Balance as of March 31, 2016	402,519	$4.45	$3.5

As of March 31, 2016, $0.1 million of total unrecognized compensation cost related to RSAs is expected to be recognized by SunEdison and the Company over a weighted average period of approximately 0.7 years.

Restricted Stock Units

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of March 31, 2016 and changes during the period then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance as of January 1, 2016	3,208,394
Granted	163,595
Converted	(146,595)
Forfeited	(284,071)
Balance as of March 31, 2016	2,941,323	$25.4	1.3

As of March 31, 2016, $29.5 million of total unrecognized compensation cost related to RSUs is expected to be recognized by SunEdison and the Company over a weighted average period of approximately 2.4 years. The weighted-average fair value of RSUs on the date of grant was $9.96 and $34.01 for the three months ended March 31, 2016 and 2015, respectively.

On December 22 and 23, 2015, the Company awarded 1,264,880 RSUs to certain employees and executive officers of SunEdison and the Company. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant-date fair value of these awards was $15.7 million which will be recognized as compensation cost by SunEdison and the Company on a straight-line basis over the three year service period.

On March 10, 2015, the Company awarded 841,900 RSUs to certain employees and executive officers of SunEdison and the Company. These RSU awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four-year period. For the performance-based RSUs, there are three performance tiers with each tier representing 33% of the entire grant. Each of the performance tiers are based on dividend per share targets, as pre-determined and approved by the Company's Board of Directors. If certain performance goals are not achieved, the first, second or third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of the targets, participants will vest in the respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant-date fair value of the time-based portion of these awards was $5.8 million which is being recognized as compensation cost by SunEdison and the Company on a straight-line basis over the requisite service period of four years. The grant-date fair value of the performance-based portion of these awards was initially calculated based on the Company's stock price as of the date of grant since meeting the requisite performance conditions was considered probable as of this date. During the first quarter of 2016, the Company concluded that meeting the requisite performance conditions for each of the three performance tiers is no longer considered probable, resulting in a reversal of previously recognized compensation cost. The amount of previously recognized compensation cost reversed by the Company during the first quarter of 2016 on account of this determination is not material.

On July 28, 2015, SunEdison began recognizing expense related to 199,239 performance-based RSUs granted by the Company to certain employees of First Wind in connection with its acquisition by SunEdison on January 29, 2015. The performance-based awards were issued in three tranches covering the 2015, 2016 and 2017 fiscal year performance periods and are based on the achievement of targets related to additions to SunEdison's renewable energy generation project development pipeline and backlog, the volume of renewable energy generation projects transferred into the Company or SunEdison's warehouse vehicles, and the achievement of cash available for distribution by wind power plants sold to the Company through the First Wind Acquisition agreement. On April 8, 2016, the Company concluded that certain of the performance targets related to the 2015 fiscal year performance period had been met, resulting in the vesting of 48,255 RSUs. During the first quarter of 2016, the Company concluded that meeting the aforementioned performance targets for the 2016 and 2017 fiscal year performance periods is no longer considered probable, resulting in a reversal of previously recognized compensation cost by SunEdison.

Stock Options

The following table presents information regarding outstanding stock options as of March 31, 2016 and changes during the period then ended:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of January 1, 2016	56,250	$29.31
Canceled	(56,250)	29.31
Balance as of March 31, 2016	—	$—

As of March 31, 2016, there was no unrecognized compensation cost in relation to outstanding stock options.

14. LOSS PER SHARE

Loss per share (“EPS”) is based upon the weighted average shares outstanding. Unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.

Basic and diluted loss per share for the three months ended March 31, 2016 and 2015 was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Basic and diluted loss per share¹:
Net loss attributable to Class A common stockholders	$(481)	$(28,116)
Less: dividends paid on Class A shares and participating RSAs	—	—
Undistributed loss attributable to Class A shares	$(481)	$(28,116)

Weighted average basic and diluted Class A shares outstanding	87,833	49,694

Distributed earnings per share	$—	$—
Undistributed loss per share	(0.01)	(0.57)
Basic and diluted loss per share	$(0.01)	$(0.57)
———

(1)
The computations for diluted loss per share for the three months ended March 31, 2016 excludes 48,202,310 shares of Class B common stock, 546,633 of unvested RSAs, 2,941,323 unvested RSUs because the effect would have been anti-dilutive. The computations for diluted loss per share for the three months ended March 31, 2015 excludes 62,726,654 shares of Class B common stock, 5,840,000 shares of Class B1 common stock, 2,445,464 of unvested RSAs, 1,930,143 RSUs and 150,000 options to purchase the Company's shares because the effect would have been anti-dilutive.

15. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Non-controlling interests in Terra LLC:
SunEdison	$716,628	$897,409
Total non-controlling interests in Terra LLC¹	716,628	897,409
Total non-controlling interests in renewable energy facilities	831,939	858,117
Total non-controlling interests	$1,548,567	$1,755,526
———

(1)
Reflects an equity reallocation of $(179.1) million and $170.3 million as of March 31, 2016 and December 31, 2015, respectively, due to an adjustment of capital balances to reflect respective ownership percentages as of each balance sheet date.

As of March 31, 2016, the Company owned 65.5% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 34.5% interest shown as a non-controlling interest.

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

The following table presents the activity of the redeemable non-controlling interest balance reported on the consolidated balance sheets for the three months ended March 31, 2016:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Accumulated Deficit	Total
Balance as of December 31, 2015	167,199	8,512	$175,711
Sale of membership interests in projects	—	—	—
Distributions	(512)	—	(512)
Net income	—	2,545	2,545
Balance as of March 31, 2016	$166,687	$11,057	$177,744

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of March 31, 2016, the Company had outstanding letters of credit under the Revolver of $67.0 million and outstanding project-level letters of credit of $90.3 million.

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

Commitments to Acquire Renewable Energy Facilities

As of March 31, 2016, the Company had open commitments of $231.2 million in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 176.3 MW from SunEdison, which include commitments that were significantly reduced subsequent to March 31, 2016. See Note 19. Related Parties for additional discussion of these commitments.

As of March 31, 2016, the Company had a remaining commitment of $58.7 million to acquire two wind power plants with a combined nameplate capacity of 98.6 MW from Invenergy Wind. This commitment expired on July 1, 2016. As a result, while the purchase agreement remains in force, Invenergy and the Company now have the right to terminate the purchase agreement with respect to these two additional facilities at any time and may determine not to consummate the acquisition. If the purchase agreement is terminated by either party, the Company will not purchase these facilities.

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

On June 20, 2016, the Defendants filed a briefing in support of motions to dismiss the case. On August 25, 2016, the parties informed the Delaware Chancery Court that they are discussing settlement. In light of these settlement discussions, the court suspended the deadlines associated with the pending motions to dismiss. On September 27, 2016, the Company reached a settlement agreement with Appaloosa Investment Limited Partnership I to resolve its stockholder derivative suit, as well as derivative claims by stockholders relating to the Vivint Solar transaction. The settlement is subject to approval by the Delaware Chancery Court. A hearing will be held before the Chancery Court on December 19, 2016 to determine whether the court should approve the proposed settlement.

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

Pursuant to the Settlement Agreement, TERP has made a one-time payment to LAP in the amount of $10.0 million in exchange for and contingent on the termination of the Arbitration against TERP. This amount was accrued for as of December 31, 2015 and March 31, 2016. None of the Parties has admitted to any wrongdoing or liability with respect to the claims asserted in the Arbitration, and the Parties have granted each other full releases of any further obligations under the Share Purchase Agreement and related agreements (including the TERP guarantee). The Settlement Agreement does not impact any claims that the LAP Shareholders or the TerraForm Power Parties may have against SunEdison, Inc. and SunEdison Holdings Corporation in connection with the transactions described above.

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

Eastern Maine Electric Cooperative Litigation

On November 21, 2016, the Penobscot County Maine Superior Court entered judgment in the amount of $13.6 million against First Wind Holdings, LLC (“First Wind”), an indirect subsidiary of SunEdison, Inc., and several subsidiaries of the Company. The plaintiff filed judgment liens against the defendants which will stay outstanding through the appeals process. The action involved a claimed breach of contract arising out of a contract between First Wind and Eastern Maine Electric Cooperative, Inc. (“EMEC”), under which First Wind, on behalf of itself and its then wholly-owned subsidiaries, agreed to negotiate a definitive agreement to transfer to EMEC a portion of a transmission line. The transmission line is owned, in part, by one of the Company's subsidiaries, and is the sole means of transmitting power from the Rollins, Stetson I, and Stetson II wind farms. The subsidiaries that own these wind farms and the transmission line were acquired by the Company as part of the Company's acquisition of certain of the operating assets of First Wind Holdings. The Company believes all the defendants acted in good faith and the Company’s subsidiaries that are defendants in the action intend to continue to vigorously contest the allegations and appeal the verdict. The judgment was for money damages and, if upheld on appeal, would not be expected to result in a loss of the use of the transmission line by the Company's subsidiaries. The total amount of the judgment was accrued for as of December 31, 2015 and March 31, 2016.

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

17. RELATED PARTIES

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

As discussed below, the Company and SunEdison are parties to multiple agreements, including the Management Services Agreement ("MSA"), project-level O&M and asset management agreements, engineering procurement and construction agreements, and other support agreements, including modules warranties with respect to SunEdison produced modules. Moreover, at the time of the Company's IPO, SunEdison and the Company entered into the Sponsor Arrangement, a complex contractual arrangement setting forth the terms and conditions of SunEdison's sponsorship of the Company, which included, among other things, the MSA, Interest Payment Agreement and Support Agreement. The Company believes that the Sponsor Arrangement comprises a single integrated transaction. The agreements comprising the Sponsor Arrangement are set forth in separate documents and discussed individually in this Form 10-Q. However, the elements of the Sponsor Arrangement are closely related and a default under one element may be a defense to, or excuse performance under, another element. SunEdison and its various stakeholders have expressed disagreement with this view of the Sponsor Arrangements and can be expected to contest any such assertion in connection with the SunEdison Bankruptcy.

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

On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy, which was amended on October 7, 2016. Refer to Note 1. Nature of Operations for discussion regarding this initial proof of claim and settlement discussions between the Company and SunEdison.

Management Services Agreement

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

General and administrative - affiliate costs were $5.4 million and $6.0 million for the three months ended March 31, 2016 and 2015, respectively. Pursuant to the MSA, cash consideration paid by the Company for these services for the three months ended March 31, 2016 totaled $1.8 million and general and administrative expenses - affiliate in excess of cash consideration paid have been treated as an equity contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity.

Operations and Maintenance ("O&M") and Asset Management Services

O&M services, as well as asset management services, are provided to the Company by SunEdison pursuant to contractual agreements. Costs incurred for these services were $6.8 million and $3.6 million during the three months ended March 31, 2016 and 2015, respectively. These costs are reported as cost of operations - affiliate in the unaudited condensed consolidated statements of operations.

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

Due to SunEdison, net

Certain of the Company's expenses are reimbursed by SunEdison pursuant to the MSA and any expenses not reimbursed by SunEdison as of the balance sheet date are reported as Due from SunEdison, net. Additionally, all amounts incurred by the Company and not paid as of the balance sheet date for renewable energy facilities acquired from SunEdison or for asset management and O&M services received from SunEdison are reported as Due to SunEdison, net. As of March 31, 2016 and December 31, 2015, the Company owed $28.7 million and $26.6 million, respectively, which is reported as Due to SunEdison, net in the consolidated balance sheets. As a result of the SunEdison Bankruptcy, the Company recognized a $0.8 million loss within loss on receivables - affiliate related to recording a bad debt reserve for outstanding receivables from the SunEdison Debtors.

Guaranty to SunEdison

On May 19, 2015, the Company provided a guaranty in connection with SunEdison’s agreement to acquire from the LAP Shareholders, a 19.0 MW hydroelectricity facility and a 185.0 MW wind power plant in Chile from for $195.0 million. In October 2015, SunEdison received a notice from the sellers purporting to terminate the purchase agreement. Following receipt of such notice, SunEdison exercised its right under the purchase agreement to terminate the agreement based on the failure by the sellers to satisfy certain conditions precedent to closing. In connection with this transaction, the Company and the LAP shareholders entered into the Settlement Agreement as disclosed in Settlement Agreement with Latin America Power Holding in Note 16. Commitments and Contingencies, which resulted in a release of all claims by the LAP shareholders under the guaranty.

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison, pursuant to which SunEdison would pay all of the scheduled interest on a term loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). Interest expense incurred under the Term Loan is reflected in the consolidated statement of operations and the reimbursement for such costs is treated as an equity contribution in additional paid-in capital from SunEdison. The Company received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the three months ended March 31, 2015.

On January 28, 2015, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. Pursuant to the Amended Interest Payment Agreement, SunEdison agreed to pay amounts equal to a portion of each scheduled interest payment of the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts will be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the Interest Payment Agreement, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the Interest Payment Agreement) may not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison will also not be obligated to pay any amounts payable under the Senior Notes due 2023 in connection with an acceleration of the indebtedness thereunder. The Company received equity contributions totaling $8.0 million from SunEdison pursuant to the Amended Interest Payment Agreement during the three months ended March 31, 2016. As of March 31, 2016, the Company had received a cumulative of $24.0 million under the Interest Payment Agreement and Amended Interest Payment Agreement from SunEdison with $24.0 million of scheduled payments due in future periods.

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

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of March 31, 2016, the Company had open commitments of $231.2 million in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 176.3 MW from SunEdison. These commitments have all been resolved subsequent to March 31, 2016 as described in the table below:

					Cash Committed
Description	Facility Category	Facility Type	Location	MW	(in thousands)
As of March 31, 2016				176.3	$231,191
Acquired[1]	Distributed Generation	Solar	U.S.	—	(334)
Acquired[2]	Utility	Solar	U.S.	—	(29,637)
Terminated	Utility	Solar	U.S.	(159.8)	(168,396)
Terminated	Residential	Solar	U.S.	—	(3,808)
Expired	Distributed Generation	Solar	U.S.	(16.5)	(29,016)
As of October 31, 2016				—	$—
————
(1)The preliminary purchase prices for these distributed generation facilities were reduced from $3.1 million to $2.8 million.
(2)The preliminary purchase price for this solar facility was reduced from $36.6 million to $36.2 million.

The commitments above exclude the estimated commitment of $814.8 million to acquire 479.3 MW of residential solar generation facilities that were expected to be acquired from SunEdison upon SunEdison's merger with Vivint Solar Inc. due to the merger being terminated on March 7, 2016 (see Note 4 Acquisitions). These commitments exclude the estimated cash of $29.3 million due to SunEdison for renewable energy facilities acquired from SunEdison during the three months ended March 31, 2016 (see Note 2. Transactions Between Entities Under Common Control). In addition, our commitment to acquire 20.0 MW of distributed generation solar facilities from a debtor in the SunEdison Bankruptcy expires on June 30, 2016.

Support Agreement and Intercompany Agreement

The Company entered into a project support agreement with SunEdison (the "Support Agreement") on July 23, 2014, which provides the Company the option to purchase additional renewable energy facilities from SunEdison in 2015 and 2016. The Support Agreement also provides the Company a right of first offer with respect to certain other renewable energy facilities. During the three months ended March 31, 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison under the Project Support Agreement (see Note 2. Transactions Between Entities Under Common Control).

In connection with the First Wind Acquisition, the Company and SunEdison entered into an agreement (the "Intercompany Agreement") pursuant to which the Company was granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison. During the three months ended March 31, 2016, the Company did not acquire any renewable energy facilities from SunEdison under the Intercompany Agreement.

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

As discussed in Note 1. Nature of Operations, on September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the sponsorship arrangement between the Company and SunEdison which included the Support Agreement and Intercompany Agreement.

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

Incentive Distribution Rights

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Amended and Restated Operating Agreement of Terra LLC which granted SunEdison 100% of the Incentive Distribution Rights ("IDRs") of Terra LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. As of March 31, 2016 and December 31, 2015, SunEdison held 100% of the IDRs. SunEdison has pledged the IDRs as collateral under its DIP financing and its first and second lien credit facilities and second lien secured notes. As of March 31, 2016 and December 31, 2015, there were no Class B1 units of Terra LLC outstanding. There were no payments for IDRs made by the Company during the three months ended March 31, 2016.

18. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments include the Company's entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility, and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind, and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three months ended March 31, 2016 and 2015 were earned by the Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$71,148	$82,769	$—	$153,917
Depreciation, accretion and amortization expense	31,809	27,127	71	59,007
Other operating costs and expenses	18,569	21,928	21,908	62,405
Interest expense, net	18,430	21,051	29,513	68,994
Other non-operating expenses (income)	1,249	206	(4,536)	(3,081)
Income tax expense¹	—	—	97	97
Net income (loss)	$1,091	$12,457	$(47,053)	$(33,505)
Balance Sheet
Total assets[2]	$3,900,890	$3,773,394	$525,269	$8,199,553

	Three Months Ended March 31, 2015
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$48,370	$22,145	$—	$70,515
Depreciation, accretion and amortization expense	25,755	6,136	—	31,891
Other operating costs and expenses	15,007	13,013	22,567	50,587
Interest expense, net	16,338	757	19,760	36,855
Other non-operating expenses	426	8,435	26,026	34,887
Income tax benefit¹	—	—	(45)	(45)
Net loss	$(9,156)	$(6,196)	$(68,308)	$(83,660)
Balance Sheet
Total assets[2]	$3,923,186	$3,765,486	$528,737	$8,217,409
———

(1)	Income tax benefit is not allocated to the Company's Solar and Wind segments.

(2)	As of March 31, 2016 and December 31, 2015, respectively.

19. OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2016:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$(11,733)	$34,633	$22,900
Net unrealized losses arising during the period	6,573	(32,965)	(26,392)
Reclassification of net realized losses into earnings:
Interest expense, net	—	369	369
Other comprehensive (loss) income	6,573	(32,596)	(26,023)
Accumulated other comprehensive loss	(5,160)	2,037	(3,123)
Other comprehensive (loss) income attributable to non-controlling interests	2,524	(11,833)	(9,309)
Balance as of March 31, 2016	$(7,684)	$13,870	$6,186

The following tables present each component of other comprehensive loss and the related tax effects for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized losses arising during the period	$6,573	$—	$6,573	$(3,275)	$—	$(3,275)
Hedging activities:
Net unrealized losses arising during the period	(32,965)	—	(32,965)	10,252	—	10,252
Reclassification of net realized losses into earnings	369	—	369	2,857	—	2,857
Net change	(32,596)	—	(32,596)	13,109	—	13,109
Other comprehensive loss	$(26,023)	$—	(26,023)	$9,834	$—	9,834
Less: Other comprehensive loss attributable to non-controlling interests, net of tax			(9,309)			(1,694)
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison			—			12,500
Other comprehensive loss attributable to Class A stockholders			$(16,714)			$(972)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

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

Recent Developments

Information regarding recent developments appears in "Item 1. Business - Recent Developments," in the Company's 2015 annual report on Form 10-K, which was filed on December 5, 2016 and is incorporated herein by reference.

Growth of Our Portfolio

The following table provides an overview of the growth of our portfolio from December 31, 2015 through October 31, 2016:

			Net Nameplate Capacity (MW)¹		Weighted Average Remaining Duration of PPA (Years)²
		Facility Type		Number of Sites
Description	Source
Total Portfolio as of December 31, 2015			2,966.9	3,054	16
Additions to the Blackhawk Solar portfolio	SunEdison	Solar	18.0	1	20
Additions to the SUNE XVIII portfolio	SunEdison	Solar	1.2	3	20
Additions to the MPI portfolio	Third Party	Solar	0.7	3	17
Total Portfolio as of October 31, 2016[3]			2,986.9	3,061	15
——————

(1)	Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the
Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Calculated as of December 31, 2015 and October 31, 2016, respectively.

(3)	All facilities were in operation as of October 31, 2016.

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

On September 25, 2016, we filed our initial proof of claim in the SunEdison Bankruptcy, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the sponsorship arran gement between us and SunEdison which included the Support Agreement and Intercompany Agreement.

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

Key Metrics

Operating Metrics

Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate megawatt capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure nameplate capacity for solar generation facilities in MW(dc) and for wind power plants in MW(ac). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the aggregate nameplate megawatt capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate megawatt capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate nameplate capacity of 2,986.9 MW as of March 31, 2016.

Gigawatt hours sold

Gigawatt hours sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track gigawatt hours sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities the three months ended March 31, 2016 and 2015 were 454.5 GWh and 340.4 GWh, respectively. Our GWh sold for wind power plants for the three months ended March 31, 2016 and 2015 were 1,552.6 GWh and 261.4 GWh, respectively.

Consolidated Results of Operations

The results of the Company include the operating results of Terra LLC for the three months ended March 31, 2016 and 2015 and $1.0 million and $5.1 million of stock-based compensation expense, respectively. The following table illustrates the consolidated results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Operating revenues, net	$153,917	$70,515
Operating costs and expenses:
Cost of operations	30,196	16,820
Cost of operations - affiliate	6,846	3,643
General and administrative expenses	17,183	9,939
General and administrative expenses - affiliate	5,437	6,027
Acquisition and related costs	2,743	13,722
Acquisition and related costs - affiliate	—	436
Depreciation, accretion and amortization expense	59,007	31,891
Total operating costs and expenses	121,412	82,478
Operating income (loss)	32,505	(11,963)
Other expenses:
Interest expense, net	68,994	36,855
Loss on extinguishment of debt, net	—	20,038
Loss on receivables - affiliate	845
(Gain) loss on foreign currency exchange, net	(4,493)	14,369
Other expenses, net	567	480
Total other expenses, net	65,913	71,742
Loss before income tax expense (benefit)	(33,408)	(83,705)
Income tax expense (benefit)	97	(45)
Net loss	(33,505)	(83,660)
Less: Pre-acquisition net loss of renewable energy facilities acquired from SunEdison	—	—
Net loss excluding pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(33,505)	(83,660)
Less: Net income (loss) attributable to redeemable non-controlling interests	2,545	(169)
Less: Net loss attributable to non-controlling interests	(35,569)	(55,375)
Net loss attributable to Class A common stockholders	$(481)	$(28,116)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating revenues, net for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands, other than MW data)	2016	2015	Change
Energy:
Solar	$47,772	$35,708	$12,064
Wind	73,419	15,196	58,223
Incentives including affiliates:
Solar	23,376	12,662	10,714
Wind	9,350	6,949	2,401
Total operating revenues, net	$153,917	$70,515	$83,402

GWh sold:
Solar	454.5	340.4
Wind	1,552.6	261.4
Total GWh sold	2,007.1	601.8

Net nameplate capacity (MW):
Solar	1,445.0	1,174.5
Wind	1,531.5	500.0
Total net nameplate capacity (MW)¹	2,976.5	1,674.5
_________

(1)	Operational at the end of the period (excludes 10.4 MW of solar generation facilities under construction as of March 31, 2016).

Energy revenues increased by $70.3 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from renewable energy facilities achieving commercial operations	$1,828	$—	$1,828
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	3,208	66,267	69,475
Amortization of revenue contracts	(2,795)	(8,044)	(10,839)
	$12,064	$58,223	$70,287

Incentive revenue increased by $13.1 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from renewable energy facilities achieving commercial operations	$2,109	$—	$2,109
Increase in incentive revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	3,148	2,401	5,549
Increase in incentive revenues from acquisitions of Call Right Projects and operating renewable energy facilities from SunEdison	3,682	—	3,682
Existing renewable energy facility incentive revenue	1,775	—	1,775
	$10,714	$2,401	$13,115

Costs of Operations

Costs of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Cost of operations:
Solar	$9,657	$6,972	$2,685
Wind	20,539	9,848	10,691
Cost of operations - affiliate:
Solar	5,815	3,643	2,172
Wind	1,031	—	1,031
Total cost of operations	$37,042	$20,463	$16,579

Cost of operations increased $13.4 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	2,441	10,691	13,132
Existing renewable energy facility cost of operations	244	—	244
	$2,685	$10,691	$13,376

Cost of operations - affiliate increased $3.2 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	1,970	1,031	3,001
Existing renewable energy facility cost of operations - affiliate	202	—	202
	$2,172	$1,031	$3,203

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
General and administrative expenses:
Solar	$3,018	$3,807	$(789)
Wind	357	—	357
Corporate	13,808	6,132	7,676
General and administrative expenses - affiliate:
Corporate	5,437	6,027	(590)
Total general and administrative expenses	$22,620	$15,966	$6,654

General and administrative expenses increased by $7.2 million compared to the three months ended March 31, 2015, and general and administrative expenses - affiliate increased by $(0.6) million compared to the three months ended March 31, 2015 due to:

(In thousands)	General and administrative expenses	General and administrative expenses - affiliate
(Decrease) increase due to stock-based compensation expense	$(4,644)	$553
Increased project-level costs related to owning additional renewable energy facilities	4,114	—
Increased corporate costs due to higher professional fees for legal and accounting services primarily due to the SunEdison Bankruptcy	7,774	(1,143)
Total change	$7,244	$(590)

Pursuant to the MSA, we made cash payments to SunEdison of $1.8 million for general and administrative services provided to us for the three months ended March 31, 2016. General and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison. The cash fees payable to SunEdison are capped at $7.0 million in 2016 and $9.0 million in 2017, which are substantially below the actual costs of the services performed under the contract recorded as general and administrative expenses - affiliate in the statements of operations. If SunEdison terminates or rejects the MSA, or defaults or is otherwise unable to perform its obligations under the agreement or seeks to significantly renegotiate the agreement, we may be unable to contract with a substitute service provider on similar terms or at all. However, we expect to be able to continue to operate our business pursuant to contingency plans that we have been developing.

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

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $2.7 million during the three months ended March 31, 2016, compared to $14.2 million during the same period in 2015. These fees primarily consist of investment banking advisory fees and professional fees for legal and accounting services related to our consummated acquisitions. The decrease relative to prior year is primarily due to the acquisitions of First Wind during the first quarter of 2015.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $27.1 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar[1]	Wind	Total
Increases in depreciation, accretion and amortization expense relating to facilities achieving commercial operations	$632	$—	$632
Increases in depreciation, accretion and amortization expense relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	5,493	20,991	26,484
	$6,125	$20,991	$27,116

Interest Expense, Net

Interest expense, net increased by $32.1 million during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to increased indebtedness resulting from acquisitions and increased corporate-level indebtedness under the Revolver and the issuance of the Senior Notes due 2023 and the Senior Notes due 2025. We received an equity contribution of $8.0 million from SunEdison in connection with SunEdison's payment obligations under the Amended Interest Payment Agreement during the three months ended March 31, 2016. This agreement may be terminated as a result of the SunEdison Bankruptcy. If the Amended Interest Payment Agreement is terminated, we expect to continue servicing our debt obligations with current liquidity and cash flow from operations.

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Corporate-level	$29,513	$19,760	$9,753
Non-recourse:
Solar	18,430	$16,338	2,092
Wind	21,051	$757	20,294
Total interest expense, net	$68,994	$36,855	$32,139

Loss (Gain) on Extinguishment of Debt, net

We did not have any gains or losses on the extinguishment of debt during the three months ended March 31, 2016. We recognized a net loss on extinguishment of debt of $20.0 million for the three months ended March 31, 2015 due to the following: i) the termination of a term loan and related interest rate swap, ii) the exchange of the previous revolver to the Revolver, iii) prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date. The net loss on extinguishment of debt for the three months ended March 31, 2016 and 2015 related to the following corporate-level debt instruments and renewable energy facility portfolios:

	Three Months Ended March 31,
(In thousands)	2016	2015
Term loan extinguishment and related fees	$—	$12,320
Revolver	—	1,306
First Wind	—	6,412
Total net loss on extinguishment of debt	$—	$20,038

Gain on Foreign Currency Exchange, net

We incurred a net gain on foreign currency exchange of $4.5 million for the three months ended March 31, 2016, driven by a $5.6 million unrealized gain on the remeasurement of intercompany loans, which are primarily denominated in British pounds. These remeasurement gains were partially offset by $0.5 million of realized and unrealized net gains on foreign currency derivatives.

Income Tax Provision

Income tax expense was $0.1 million for the three months ended March 31, 2016, compared to an income tax benefit of $45.0 thousand during the same period in 2015. For the three months ended March 31, 2016, and the three months ended March 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company. As of March 31, 2016, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests including redeemable non-controlling interests, was $33.0 million for the three months ended March 31, 2016. This was the result of a $7.3 million loss attributable to SunEdison's interest in Terra LLC's net income during the three months ended March 31, 2016 and a $25.5 million loss attributable to project-level tax equity partnerships. Net loss attributable to non-controlling interests was $55.4 million for the three months ended March 31, 2015. This was the result of a $30.4 million loss attributable to SunEdison's and R/C US Solar Investment Partnership, L.P's ("Riverstone") interest in Terra LLC's net loss during the three months ended March 31, 2015 and a $25.0 million loss attributable to project-level tax equity partnerships.

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

Liquidity Position

Total corporate liquidity, or liquidity available for corporate use, as of March 31, 2016 was $537.7 million. Corporate liquidity excludes $90.3 million of unrestricted cash held at our project subsidiaries, which was available for project expenses but not available for corporate use.

Total liquidity as of March 31, 2016 and December 31, 2015 was $628.0 million, and was comprised of the following:

As of March 31,
(In thousands)	2016
Unrestricted corporate cash	$504,342
Project-level distributable cash	30,547
Revolver availability	2,809
Total corporate liquidity	537,698
Project-level unrestricted cash	90,269
Total liquidity	$627,967

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

We currently have no open commitments to acquire renewable energy facilities from SunEdison.

Commitments for Third Party Acquisitions

The Company had previously committed $58.7 million in cash to acquire renewable energy facilities from third parties with a combined nameplate capacity of 98.6 MW. This commitment expired on July 1, 2016. As a result, while the purchase agreement remains in force, Invenergy and the Company now have the right to terminate the purchase agreement with respect to these two additional facilities at any time. Invenergy Wind may be unwilling to extend this deadline or to do so on terms acceptable to the Company. The Company also may determine not to extend the commitment or consummate the acquisition. If the purchase agreement is terminated by either party, the Company will not purchase these facilities.

Debt Service Obligations

SunEdison is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of our non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, the Company has experienced defaults under most of its non-recourse financing agreements. Any corresponding contractual grace periods for the instruments in default have already expired as of the financial statement issuance date or the Company cannot assert at this time that it is probable that the violation will be cured within any remaining grace periods. While the Company is actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to these debt instruments. Additionally, as these defaults occurred prior to the issuance of the financial statements for the three months ended March 31, 2016, $1.9 billion of the Company's non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, has been reclassified to current in the unaudited condensed consolidated balance sheet. Of the total amount reclassified, $425.3 million was then reclassified from current portion of long-term debt and financing lease obligations to current liabilities related to our UK assets that are held for sale as of March 31,2016.

The aggregate amounts of payments on long-term debt including financing lease obligations, and excluding amortization of debt discounts and premiums, due after March 31, 2016 are as follows:

(In thousands)	Remainder of 2016[1]	2017	2018	2019	2020	Thereafter	Total
Maturities of long-term debt and finance leases	$129,028	$90,251	$112,092	$562,692	$717,817	$2,545,637	$4,157,517
—————

(1)
Includes $16.7 million of construction debt for the utility-scale renewable energy facility located in the U.S. acquired in 2016 from SunEdison. This debt was repaid by SunEdison during the third quarter of 2016 upon completion of the acquisition and the Company's payment of the second installment of the purchase price. Also includes $30.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016.

(2)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $1.5 billion of long-term debt to current as a result of debt defaults under most of our non-recourse financing arrangements.

Interest Payment Agreement

In connection with the closing of the IPO on July 23, 2014, we entered into the Interest Payment Agreement with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison has agreed to pay all of the scheduled interest on the Term Loan through July 23, 2017, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). We received equity contributions totaling $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the three months ended March 31, 2015. No such equity contributions were received pursuant to the Interest Payment Agreement during the three months ended March 31, 2016.

On January 28, 2015, concurrent with the issuance of the Senior Notes due 2023, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. The Amended Interest Payment Agreement amends and restates the Interest Payment Agreement, all in accordance with the terms of the Intercompany Agreement such that the amount of support provided by SunEdison remained the same despite the refinancing of the Term Loan. During the three months ended March 31, 2016, we received equity contributions totaling $8.0 million from SunEdison pursuant to the Amended Interest Payment Agreement, which were accrued for during fiscal 2015.

On July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement.  The notice alleges that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts. We do not expect SunEdison to perform under the Amended Interest Payment Agreement going forward. On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the sponsorship arrangement between the Company and SunEdison which included the Support Agreement and Intercompany Agreement. We intend to continue to contest the validity of the termination notice.

Cash Dividends to Investors

We have not declared or paid a dividend for the fourth quarter of 2015 or the first, second or third quarter of 2016. We believe it is prudent to defer any decisions on paying dividends to our shareholders for the time being. As such, we have not caused Terra LLC to make any distributions with respect to the fourth quarter of 2015 or the first, second or third quarter of 2016 to its members (including to TerraForm Power as the sole holder of the Class A units and to SunEdison as the sole holder of the Class B units). In light of SunEdison’s failure to perform under its Sponsorship Arrangements, including the Management Services Agreement and Interest Payment Agreement, and the risks that we face (as described in our annual report on Form 10-K filed December 5, 2016), we cannot give any assurance that there will not be a substantial reduction in our cash available for distribution and in any dividends that we pay in the future on an annualized basis in comparison to the annualized dividends that we have paid in the past.

Incentive Distribution Rights

IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit and the target distribution levels have been achieved. Upon the completion of the IPO, SunEdison holds 100% of the IDRs. As of March 31, 2016, there were no Class B1 units of Terra LLC outstanding. There were no IDR payments made by us during the three months ended March 31, 2016 and 2015.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash provided by (used in) operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by (used in) operating activities	$35,274	$(10,609)	$45,883
Net cash used in investing activities	(30,137)	(1,207,462)	1,177,325
Net cash (used in) provided by financing activities	(6,639)	903,523	(910,162)

Net Cash Provided By Operating Activities

The increase in net cash provided by operating activities is driven by an increase in operating income, excluding the impact of non-cash items compared to the three months ended March 31, 2015.

Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $30.1 million, which includes $31.7 million of cash paid to third parties for the construction of renewable energy facilities, $4.1 million of cash paid to third parties for acquisitions of renewable energy facilities, offset by $5.6 million of deposits into restricted cash accounts. Net cash used in investing activities for the three months ended March 31, 2015 was $1.2 billion, which includes $182.4 million of cash paid to third parties for the construction of renewable energy facilities and $998.0 million of cash paid to third parties for acquisitions of renewable energy facilities.

Net Cash Provided By Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $6.6 million, which was driven by $29.7 million of principal payments on long-term debt and $11.6 million decrease in our net payable to SunEdison, which were partially offset by financing inflows of $29.7 million related to contributions received from SunEdison. Net cash provided by financing activities for the three months ended March 31, 2015 was $903.5 million, which consisted of $342.2 million of net proceeds from our January 22, 2015 equity offering, $793.7 million of proceeds from the Senior Notes due 2023, offset by the $573.5 million repayment of our term loan, and dividend payments of $15.1 million.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Recently Issued Accounting Standards

See Item 1. Financial Statements, Footnote 1 - Nature of Operations and Basis of Presentation to the unaudited condensed consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This communication contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements involve estimates, expectations, projections, goals, assumptions, known and unknown risks, and uncertainties and typically include words or variations of words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “estimate,” “predict,” “project,” “goal,” “guidance,” “outlook,” “objective,” “forecast,” “target,” “potential,” “continue,” “would,” “will,” “should,” “could,” or “may” or other comparable terms and phrases. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future are forward-looking statements. They may include estimates of expected adjusted EBITDA, CAFD, adjusted revenue, earnings, revenues, capital expenditures, liquidity, capital structure, future growth, financing arrangements and other financial performance items (including future dividends per share), descriptions of management’s plans or objectives for future operations, products, or services, or descriptions of assumptions underlying any of the above. Forward-looking statements provide the Company’s current expectations or predictions of future conditions, events, or results and speak only as of the date they are made. Although the Company believes its expectations and assumptions are reasonable, it can give no assurance that these expectations and assumptions will prove to have been correct and actual results may vary materially.

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

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in this report, as well as additional factors we may describe from time to time in other filings with the SEC. You should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Interest Rate Risk

As of March 31, 2016, the estimated fair value of our debt was $3,896.3 million and the carrying value of our debt was $4,106.9 million. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in market interest rates would have decreased and increased the fair value of our long-term debt by $70.8 million and $79.3 million, respectively.

As of March 31, 2016, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate.

As of March 31, 2016, our project-level and other non-recourse debt were at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project-level and non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $3.3 million or $3.5 million, respectively, for the three months ended March 31, 2016.

Foreign Currency Risk

During the three months ended March 31, 2016 and 2015, we generated operating revenues in the United States and Puerto Rico, Canada, the United Kingdom, and Chile, with our revenues being denominated in U.S. dollars, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in British pounds and Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in foreign exchange rates would have the following impacts on our earnings for the three months ended March 31, 2016:

(in thousands)	-100 BPS	+100 BPS
Canadian Dollars	$(290)	$284
British Pounds	292	(292)
Total	$2	$(8)

Commodity Risk

For certain of our wind power plans, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $5.5 million for the three months ended March 31, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our annual report on Form 10-K for the year ended December 31, 2015, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2016 due to previously identified material weaknesses, which continued to exist as of March 31, 2016.

Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our unaudited condensed consolidated financial information presents fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2015 that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting, other than remediation actions to address the previously identified material weaknesses.

Remediation Plan

We continue the process of developing our remediation plan, which among other matters, is dependent upon determining the level of SunEdison involvement as our out sourced service provider. We expect our remediation efforts to result in significant changes to our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

See Item 1. Financial Statements, Footnote 16 - Commitments and Contingencies to the unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this quarterly report, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, which was filed on December 5, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company's risk factors from those described in our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

See Item 1. Financial Statements, Footnote 8 - Long-term Debt for a description of notices of default received by the Company under the Senior Notes.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibit Index following the Signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

		By:	/s/ REBECCA J. CRANNA
			Name:	Rebecca J. Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

Date:	December 6, 2016

EXHIBIT INDEX

Exhibit Number	Description

10.1
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