Form 10-K/A
TerraForm Power, Inc.
filed 2016-12-06
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-K/A
Amendment No. 1
TABLE OF CONTENTS
EXPLANATORY NOTE

Part IV. Exhibits
Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

EXPLANATORY NOTE
TerraForm Power, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 with the Securities and Exchange Commission on December 5, 2016 (the “Original Form 10-K”). This Amendment No. 1 is being filed in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for the sole purpose of correcting a typographical error in Exhibit 32 to the Original Form 10-K and setting forth the conformed exhibit index in its entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this report.
(3) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

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

3.1	Amended and Restated Certificate of Incorporation of TerraForm Power, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 25, 2014).

3.2	Amended and Restated Bylaws of TerraForm Power, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on July 25, 2014).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-196345).

4.2	Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 25, 2014).

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

10.20
Eighth Amendment to Credit and Guaranty Agreement, dated as of September 9, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

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

21.1	List of Subsidiaries of TerraForm Power, Inc. (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

31.1
Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

31.2
Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

32	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.
(Registrant)

Date:	December 6, 2016	By:	/s/ REBECCA J. CRANNA
Rebecca J. Cranna
Executive Vice President and Chief Financial Officer