Form 10-Q/A
period 2016-12-06
TerraForm Power, Inc.
filed 2016-12-06
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q/A
Amendment No. 1

EXPLANATORY NOTE

TerraForm Power, Inc. filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 with the Securities and Exchange Commission on December 6, 2016 (the “Original Form 10-Q”). This Amendment No. 1 is being filed in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for the purposes of (i) correcting the reported gigawatt hours sold for solar generation facilities and for wind power plants for the three months ended March 31, 2016, and the reported increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties during the three months ended March 31, 2016 in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) re-filing Exhibits 31.1, 31.2 and 32 to the Original Form 10-Q, as the conformed signatures were inadvertently omitted from such exhibits as submitted with the Original Form 10-Q. In addition, a purported Exhibit 1 was inadvertently included during the EDGAR transmission of the Original Form 10-Q. Such purported Exhibit 1 should not be deemed filed as part of the Original Form 10-Q and should be disregarded. This Amendment No. 1 does not amend or otherwise update any other information in the Original Form 10-Q.

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

In addition, the Company believes that it may have claims entitled to administrative priority against SunEdison, including, without limitation, claims with respect to certain expenses that it has incurred after the commencement of the SunEdison Bankruptcy; however, the Company expects SunEdison and other parties in interest in the SunEdison Bankruptcy to dispute both the amount of these claims and whether or not these claims are entitled to administrative priority over other claims against SunEdison.

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

Gigawatt hours sold

Gigawatt hours sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track gigawatt hours sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities the three months ended March 31, 2016 and 2015 were 469.7 GWh and 340.4 GWh, respectively. Our GWh sold for wind power plants for the three months ended March 31, 2016 and 2015 were 1,602.3 GWh and 261.4 GWh, respectively.

Consolidated Results of Operations

The results of the Company include the operating results of Terra LLC for the three months ended March 31, 2016 and 2015 and $1.0 million and $5.1 million of stock-based compensation expense, respectively. The following table illustrates the consolidated results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Operating revenues, net	$153,917	$70,515
Operating costs and expenses:
Cost of operations	30,196	16,820
Cost of operations - affiliate	6,846	3,643
General and administrative expenses	17,183	9,939
General and administrative expenses - affiliate	5,437	6,027
Acquisition and related costs	2,743	13,722
Acquisition and related costs - affiliate	—	436
Depreciation, accretion and amortization expense	59,007	31,891
Total operating costs and expenses	121,412	82,478
Operating income (loss)	32,505	(11,963)
Other expenses:
Interest expense, net	68,994	36,855
Loss on extinguishment of debt, net	—	20,038
Loss on receivables - affiliate	845
(Gain) loss on foreign currency exchange, net	(4,493)	14,369
Other expenses, net	567	480
Total other expenses, net	65,913	71,742
Loss before income tax expense (benefit)	(33,408)	(83,705)
Income tax expense (benefit)	97	(45)
Net loss	(33,505)	(83,660)
Less: Pre-acquisition net loss of renewable energy facilities acquired from SunEdison	—	—
Net loss excluding pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(33,505)	(83,660)
Less: Net income (loss) attributable to redeemable non-controlling interests	2,545	(169)
Less: Net loss attributable to non-controlling interests	(35,569)	(55,375)
Net loss attributable to Class A common stockholders	$(481)	$(28,116)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating revenues, net for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands, other than MW data)	2016	2015	Change
Energy:
Solar	$47,772	$35,708	$12,064
Wind	73,419	15,196	58,223
Incentives including affiliates:
Solar	23,376	12,662	10,714
Wind	9,350	6,949	2,401
Total operating revenues, net	$153,917	$70,515	$83,402

GWh sold:
Solar	469.7	340.4
Wind	1,602.3	261.4
Total GWh sold	2,072.0	601.8

Net nameplate capacity (MW):
Solar	1,445.0	1,174.5
Wind	1,531.5	500.0
Total net nameplate capacity (MW)¹	2,976.5	1,674.5
_________

(1)	Operational at the end of the period (excludes 10.4 MW of solar generation facilities under construction as of March 31, 2016).

Energy revenues increased by $70.3 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from renewable energy facilities achieving commercial operations	$1,828	$—	$1,828
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	13,031	66,267	79,298
Amortization of revenue contracts	(2,795)	(8,044)	(10,839)
	$12,064	$58,223	$70,287

Incentive revenue increased by $13.1 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from renewable energy facilities achieving commercial operations	$2,109	$—	$2,109
Increase in incentive revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	3,148	2,401	5,549
Increase in incentive revenues from acquisitions of Call Right Projects and operating renewable energy facilities from SunEdison	3,682	—	3,682
Existing renewable energy facility incentive revenue	1,775	—	1,775
	$10,714	$2,401	$13,115

Costs of Operations

Costs of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Cost of operations:
Solar	$9,657	$6,972	$2,685
Wind	20,539	9,848	10,691
Cost of operations - affiliate:
Solar	5,815	3,643	2,172
Wind	1,031	—	1,031
Total cost of operations	$37,042	$20,463	$16,579

Cost of operations increased $13.4 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	2,441	10,691	13,132
Existing renewable energy facility cost of operations	244	—	244
	$2,685	$10,691	$13,376

Cost of operations - affiliate increased $3.2 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	1,970	1,031	3,001
Existing renewable energy facility cost of operations - affiliate	202	—	202
	$2,172	$1,031	$3,203

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
General and administrative expenses:
Solar	$3,018	$3,807	$(789)
Wind	357	—	357
Corporate	13,808	6,132	7,676
General and administrative expenses - affiliate:
Corporate	5,437	6,027	(590)
Total general and administrative expenses	$22,620	$15,966	$6,654

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

31.1	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.