Form 10-Q
period 2016-06-30
TerraForm Power, Inc.
filed 2017-02-07
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of January 31, 2017, there were 91,101,476 shares of Class A common stock outstanding and 48,202,310 shares of Class B common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues, net	$187,301	$130,046	$341,218	$200,561
Operating costs and expenses:
Cost of operations	31,518	18,409	61,714	35,229
Cost of operations - affiliate	8,903	4,174	15,749	7,817
General and administrative expenses	21,057	4,521	38,240	13,569
General and administrative expenses - affiliate	2,234	17,857	7,671	24,775
Acquisition and related costs	—	6,664	2,743	20,386
Acquisition and related costs - affiliate	—	604	—	1,040
Depreciation, accretion and amortization expense	61,031	38,136	120,038	70,027
Total operating costs and expenses	124,743	90,365	246,155	172,843
Operating income	62,558	39,681	95,063	27,718
Other expenses:
Interest expense, net	101,299	35,961	170,293	72,816
(Gain) loss on extinguishment of debt, net	—	(11,386)	—	8,652
Loss (gain) on foreign currency exchange, net	4,741	(14,439)	248	(70)
Loss on receivables - affiliate	—	—	845	—
Other (income) expenses, net	(423)	(803)	144	(323)
Total other expenses, net	105,617	9,333	171,530	81,075
(Loss) income before income tax expense	(43,059)	30,348	(76,467)	(53,357)
Income tax expense	1,878	1,214	1,975	1,169
Net (loss) income	(44,937)	29,134	(78,442)	(54,526)
Less: Pre-acquisition net income of renewable energy facilities acquired from SunEdison	—	10,635	—	10,635
Net (loss) income excluding pre-acquisition net income of renewable energy facilities acquired from SunEdison	(44,937)	18,499	(78,442)	(65,161)
Less: Net income attributable to redeemable non-controlling interests	9,187	1,796	11,732	1,627
Less: Net (loss) income attributable to non-controlling interests	(33,217)	9,903	(68,786)	(45,472)
Net (loss) income attributable to Class A common stockholders	$(20,907)	$6,800	$(21,388)	$(21,316)

Weighted average number of shares:
Class A common stock - Basic and diluted	90,809	57,961	89,268	53,874
(Loss) earnings per share:
Class A common stock - Basic and diluted	$(0.23)	$0.10	$(0.24)	$(0.41)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(44,937)	$29,134	$(78,442)	$(54,526)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Net unrealized (loss) gain arising during the period	(2,857)	3,852	3,716	577
Hedging activities:
Net unrealized (loss) gain arising during the period, net of tax	(13,641)	(4,569)	(46,606)	5,683
Reclassification of net realized loss into earnings, net of tax	12,134	350	12,503	3,207
Other comprehensive (loss) income, net of tax	(4,364)	(367)	(30,387)	9,467
Total comprehensive (loss) income	(49,301)	28,767	(108,829)	(45,059)
Less: Pre-acquisition net income of renewable energy facilities acquired from SunEdison	—	10,635	—	10,635
Less: Pre-acquisition other comprehensive (loss) income of renewable energy facilities acquired from SunEdison	—	(4,997)	—	7,503
Comprehensive (loss) income excluding pre-acquisition comprehensive income of renewable energy facilities acquired from SunEdison	(49,301)	23,129	(108,829)	(63,197)
Less comprehensive (loss) income attributable to non-controlling interests:
Net income attributable to redeemable non-controlling interests	9,187	1,796	11,732	1,627
Net (loss) income attributable to non-controlling interests	(33,217)	9,903	(68,786)	(45,472)
Foreign currency translation adjustments	(1,027)	2,177	1,497	315
Hedging activities	(1,333)	630	(13,166)	798
Comprehensive (loss) income attributable to non-controlling interests	(26,390)	14,506	(68,723)	(42,732)
Comprehensive (loss) income attributable to Class A common stockholders	$(22,911)	$8,623	$(40,106)	$(20,465)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$562,445	$626,595
Restricted cash, including consolidated VIEs of $88,509 and $57,372 in 2016 and 2015, respectively	160,293	152,586
Accounts receivable, net	117,469	103,811
Prepaid expenses and other current assets	61,150	53,769
Assets held for sale	61,579	—
Total current assets	962,936	936,761

Renewable energy facilities, net, including consolidated VIEs of $3,550,855 and $3,558,041 in 2016 and 2015, respectively	5,156,083	5,834,234
Intangible assets, net, including consolidated VIEs of $903,915 and $929,580 in 2016 and 2015, respectively	1,219,242	1,246,164
Goodwill	55,874	55,874
Deferred financing costs, net	8,738	10,181
Other assets	96,449	120,343
Restricted cash	23,057	13,852
Non-current assets held for sale	582,366	—
Total assets	$8,104,745	$8,217,409

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)

	June 30, 2016	December 31, 2015
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated VIEs of $466,532 and $980,069 in 2016 and 2015, respectively	$1,424,132	$2,037,919
Accounts payable, accrued expenses and other current liabilities, including consolidated VIEs of $56,024 and $48,359 in 2016 and 2015, respectively	159,065	153,046
Deferred revenue	18,178	15,460
Due to SunEdison, net	26,637	26,598
Liabilities related to assets held for sale	431,688	—
Total current liabilities	2,059,700	2,233,023
Long-term debt and financing lease obligations, less current portion, including consolidated VIEs of $553,760 and $59,706 in 2016 and 2015, respectively	2,650,473	2,524,730
Deferred revenue, less current portion	62,855	70,492
Deferred income taxes	28,539	26,630
Asset retirement obligations, including consolidated VIEs of $111,530 and $101,532 in 2016 and 2015, respectively	184,274	215,146
Other long-term liabilities	41,198	31,408
Non-current liabilities related to assets held for sale	42,079	—
Total liabilities	5,069,118	5,101,429

Redeemable non-controlling interests	180,240	175,711
Stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding in 2016 and 2015, respectively	—	—
Class A common stock, $0.01 par value per share, 850,000,000 shares authorized, 91,455,316 and 79,734,265 shares issued in 2016 and 2015, respectively, and 91,312,642 and 79,612,533 shares outstanding in 2016 and 2015, respectively	910	784
Class B common stock, $0.01 par value per share, 140,000,000 shares authorized, 48,202,310 and 60,364,154 shares issued and outstanding in 2016 and 2015, respectively	482	604
Class B1 common stock, $0.01 par value per share, 260,000,000 shares authorized, none issued and outstanding in 2016 and 2015	—	—
Additional paid-in capital	1,465,350	1,267,484
Accumulated deficit	(125,981)	(104,593)
Accumulated other comprehensive income	4,182	22,900
Treasury stock, 142,674 and 121,732 shares in 2016 and 2015, respectively	(2,833)	(2,436)
Total TerraForm Power, Inc. stockholders' equity	1,342,110	1,184,743
Non-controlling interests	1,513,277	1,755,526
Total non-controlling interests and stockholders' equity	2,855,387	2,940,269
Total liabilities, non-controlling interests and stockholders' equity	$8,104,745	$8,217,409

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

											Non-controlling Interests
	Class A Common Stock Issued		Class B Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2015	79,734	$784	60,364	$604	$1,267,484	$(104,593)	$22,900	(122)	$(2,436)	$1,184,743	$1,953,584	$(182,822)	$(15,236)	$1,755,526	$2,940,269
SunEdison exchange	12,162	122	(12,162)	(122)	181,045	—	—	—	—	181,045	(181,045)	—	—	(181,045)	—
Stock-based compensation	(441)	4	—	—	2,889	—	—	(21)	(397)	2,496	—	—	—	—	2,496
Net loss[1]	—	—	—	—	—	(21,388)	—	—	—	(21,388)	—	(68,786)	—	(68,786)	(90,174)
Net SunEdison investment	—	—	—	—	16,319	—	—	—	—	16,319	8,963	—	—	8,963	25,282
Other comprehensive loss	—	—	—	—	—	—	(18,718)	—	—	(18,718)	—	—	(11,669)	(11,669)	(30,387)
Sale of membership interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	15,266	—	—	15,266	15,266
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	(7,365)	—	—	(7,365)	(7,365)
Equity reallocation	—	—	—	—	(2,387)	—	—	—	—	(2,387)	2,387	—	—	2,387	—
Balance as of June 30, 2016	91,455	$910	48,202	$482	$1,465,350	$(125,981)	$4,182	(143)	$(2,833)	$1,342,110	$1,791,790	$(251,608)	$(26,905)	$1,513,277	$2,855,387
———

(1)	Excludes $11,732 of net income attributable to redeemable non-controlling interests.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(78,442)	$(54,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	120,038	70,027
Amortization of favorable and unfavorable rate revenue contracts, net	20,325	5,023
Amortization of deferred financing costs and debt discounts	15,219	11,506
Unrealized loss on U.K. interest rate swaps	30,647	—
Unrealized loss on commodity contract derivatives, net	5,201	1,814
Unrealized loss on foreign currency exchange, net	2,113	355
Recognition of deferred revenue	(4,373)	(972)
Stock-based compensation expense	2,446	7,474
Loss on extinguishment of debt, net	—	8,652
Loss on receivables - affiliate	845	—
Deferred taxes	1,909	1,112
Other, net	(86)	(603)
Changes in assets and liabilities:
Accounts receivable	(31,252)	(54,889)
Prepaid expenses and other current assets	(9,143)	8,911
Accounts payable, accrued expenses, and other current liabilities	4,699	11,273
Deferred revenue	(546)	14,323
Other, net	4,769	5,820
Net cash provided by operating activities	84,369	35,300
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(37,372)	(447,844)
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(4,064)	(1,159,269)
Change in restricted cash	(62,217)	4,343
Due to SunEdison, net	—	(14,872)
Other investments	—	(10,000)
Net cash used in investing activities	$(103,653)	$(1,627,642)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	$—	$921,610
Proceeds from Senior Notes due 2023	—	945,962
Repayment of term loan	—	(573,500)
Proceeds from Revolver	—	235,000
Repayment of Revolver	—	(235,000)
Borrowings of non-recourse long-term debt	3,980	344,884
Principal payments on non-recourse long-term debt	(63,925)	(134,333)
Due to SunEdison, net	(10,885)	44,998
Sale of membership interests in renewable energy facilities	15,266	44,792
Distributions to non-controlling interests in renewable energy facilities	(13,788)	(16,885)
Repurchase of non-controlling interest in renewable energy facilities	—	(54,694)
Distributions to SunEdison	—	(31,555)
Net SunEdison investment	28,671	99,251
Payment of dividends	—	(33,910)
Debt prepayment premium	—	(6,412)
Debt financing fees	(4,500)	(35,392)
Net cash (used in) provided by financing activities	(45,181)	1,514,816
Net decrease in cash and cash equivalents	(64,465)	(77,526)
Effect of exchange rate changes on cash and cash equivalents	315	(396)
Cash and cash equivalents at beginning of period	626,595	468,554
Cash and cash equivalents at end of period	$562,445	$390,632

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $804 and $11,419, respectively	$118,942	$44,530
Cash paid for income taxes	—	—
Schedule of non-cash activities:
Additions of asset retirement obligation (ARO) assets and liabilities	$9,003	$36,176
ARO assets and obligations from acquisitions	136	27,208
Long-term debt assumed in connection with acquisitions	—	136,174

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise noted)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (together with TerraForm Power, the "Company") is a controlled affiliate of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company, "SunEdison"). TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC"), an owner and operator of renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. TerraForm Power is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC.

On April 21, 2016, SunEdison Inc. and certain of its domestic and international subsidiaries (the "SunEdison Debtors") voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "SunEdison Bankruptcy"). The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely substantially on SunEdison for funding or liquidity and believes that the Company will have sufficient liquidity to support its ongoing operations. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy. The Company is continuing to evaluate and monitor the conduct of the SunEdison Bankruptcy proceedings.

In most of the Company's debt-financed projects, the SunEdison Debtors are a party to a material project agreement or guarantor thereof, such as being a party or guarantor to an asset management or operation and maintenance ("O&M") contract. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, the Company has experienced defaults under most of its non-recourse financing agreements; however, these defaults are generally curable. To date none of the non-recourse financings has been accelerated and no project-level lender has notified the Company of such lenders election to enforce project security interests. While the Company has obtained waivers or temporary forbearances with respect to certain of these project-level defaults, no assurances can be given that the Company will obtain waivers and/or permanent forbearance agreements for the remaining projects, or that none of the financings will be accelerated. The Company is continuing to monitor the situation and is developing and implementing plans to obtain operation and maintenance and asset management services for its renewable energy facilities from third parties. The Company's corporate-level Revolver and Indentures do not include an event of default provision directly triggered by the occurrence of the SunEdison Bankruptcy.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As described above, SunEdison filed for bankruptcy on April 21, 2016. We believe that we have observed formalities and operating procedures to maintain our separate existence, that our assets and liabilities can be readily identified as distinct from those of SunEdison and that we do not rely substantially on SunEdison for funding or liquidity and will have sufficient liquidity to support our ongoing operations. Our contingency planning with respect to the SunEdison Bankruptcy has and will include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, establishing separate human resources systems and employee retention efforts, retaining backup or replacement operation and maintenance and asset management services for our power plants from other providers and the pursuit of strategic alternatives.

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

Additionally, there have been covenant defaults under a number of our financing arrangements, mainly because of delays in the delivery of project-level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for 2015 on Form 10-K, which was filed in December of 2016. In addition, in a number of cases the SunEdison Bankruptcy resulted in defaults because SunEdison Debtors have been serving as operation and maintenance and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default, including through the completion of project-level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived. If the remaining defaults are not cured or waived, this would restrict the ability of the project-level subsidiaries to make distributions to us, which may affect our ability to meet certain covenants related to our revolving credit facility at the corporate level, or entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends.

The risk of substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy as well as the existing covenant defaults and risks of future covenant defaults under a number of our financing agreements, raise substantial doubt about the Company's ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2015. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's unaudited condensed consolidated financial position as of June 30, 2016, the results of operations and comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015.

The Company is required to recast historical financial statements when renewable energy facilities are acquired from SunEdison. The recast reflects the assets and liabilities and the results of operations of the acquired renewable energy facilities for the period the facilities were owned by SunEdison, which is in accordance with applicable rules governing transactions between entities under common control. The Company has modified the presentation of its unaudited condensed consolidated statements of operations to separate pre-acquisition net income of renewable energy facilities acquired from SunEdison from net (loss) income attributable to Class A common stockholders.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU No. 2014-09 will become effective for the Company on January 1, 2018. Early application is permitted but not before January 1, 2017. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is working through an adoption plan which includes the evaluation of revenue contracts compared to the new standard and evaluating the impact of ASU No. 2014-09 on the Company's consolidated financial statements and related disclosures. The Company does not plan to adopt this standard prior to January 1, 2018.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective on a retrospective basis for the Company for the fiscal year ending December 31, 2016 and interim periods therein. The Company adopted ASU No. 2015-02 as of January 1, 2016, which resulted in certain of its consolidated subsidiaries to be considered variable interest entities. No unconsolidated investments were consolidated and no consolidated subsidiaries were deconsolidated as a result of implementing this standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in which an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 and ASU No. 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU No. 2015-03 and ASU No. 2015-15 as of January 1, 2016, resulting in a reclassification of $38.6 million and $43.1 million from deferred financing costs, net (current and non-current portion) to long-term debt and financing lease obligations, including current portion, as of June 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15,

2016 with early adoption permitted if all provisions are adopted within the same period. The guidance is required to be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in the update. The Company has not yet selected a transition date nor has it determined the effect of the standard on its ongoing financial reporting.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU No. 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The amendments of ASU No. 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect this standard to have an impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control. ASU 2016-17 updates ASU 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 320), Restricted Cash, a Consensus of the FASB Emerging Issues Task Force. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. ASU

2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of topics in the Accounting Standards Codification, covering differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification and minor improvements. The adoption of ASU 2016-19 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update are of a similar nature to the items typically addressed in ASU 2016-19, Technical Corrections and Improvements. However, the FASB decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The adoption of ASU 2016-20 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Accordingly, the adoption will not have an effect on the Company's historical financial statements. The Company is currently evaluating the effect of this standard on future consolidated financial statements.

2. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL

Recast of Historical Financial Statements

During the six months ended June 30, 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison, which resulted in a recast of the consolidated balance sheet as of December 31, 2015. The facilities acquired from SunEdison during the six months ended June 30, 2016 were not in operation in 2015 and there was no impact to the unaudited condensed consolidated statement of operations, unaudited condensed consolidated statement of comprehensive loss or unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2015 as a result of these acquisitions.

The following table presents changes to the Company's previously reported consolidated balance sheet as of December 31, 2015 included in the Company's 2015 Annual Report on Form 10-K:

(In thousands) Balance Sheet Caption	As Reported	Recast Adjustments	As Recasted
Renewable energy facilities, net	$5,802,380	$31,854	$5,834,234
Other assets	119,960	383	120,343
Change in total assets		$32,237

Current portion of long-term debt and financing lease obligations[1]	$2,014,331	$23,588	$2,037,919
Accounts payable, accrued expenses and other current liabilities	150,721	2,325	153,046
Due to SunEdison, net	20,274	6,324	26,598
Change in total liabilities		$32,237
———

(1)
There is a $17.6 million difference between the as reported amount per the table above and the current portion of long-term debt and financing lease obligations amount reported in the Company's 2015 Annual Report on Form 10-K due to the reclassification of the current portion of deferred financing costs, net amount reported in the Form 10-K to current portion of long-term debt and financing lease obligations within the balance sheet included in this Form 10-Q. This reclassification was made per the Company's adoption of ASU No. 2015-03 as of January 1, 2016, which requires retrospective application for annual and interim reporting periods beginning on or after December 15, 2015. Refer to Note 1. Nature of Operations and Basis of Presentation for further discussion.

As a result of the Company's acquisition of renewable energy facilities from SunEdison during the last six months of 2015, the following table presents changes to the Company's previously reported unaudited condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2015 included in the Company's Quarterly Report on Form 10-Q dated August 6, 2015. These adjustments are required to reflect the activity of the renewable energy facilities for the period owned by SunEdison in accordance with rules applicable to transactions between entities under common control.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(In thousands) Statement of Comprehensive Income (Loss) Caption	As Reported	Recast Adjustments	As Recasted	As Reported	Recast Adjustments	As Recasted
Other comprehensive (loss) income, net of tax:
Hedging activities:
Net unrealized (loss) gain arising during the period, net of tax	$428	$(4,997)	$(4,569)	$(1,820)	$7,503	$5,683
Change in total comprehensive (loss) income		(4,997)			7,503
Less: Pre-acquisition other comprehensive (loss) income of renewable energy facilities acquired from SunEdison	$—	(4,997)	$(4,997)	$—	7,503	$7,503
Change in comprehensive (loss) income attributable to Class A common stockholders		$—			$—

As a result of the Company's acquisition of renewable energy facilities from SunEdison during the last six months of 2015, the following table presents changes to the Company's previously reported unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2015 included in the Company's Quarterly Report on Form 10-Q dated August 6, 2015. These adjustments are required to reflect the activity of the renewable energy facilities for the period owned by SunEdison in accordance with rules applicable to transactions between entities under common control.

(In thousands) Statement of Cash Flows Caption	As Reported	Recast Adjustments	As Recasted
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	$(351,252)	$(96,592)	$(447,844)
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(1,004,773)	(154,496)	(1,159,269)
Change in net cash used in investing activities		(251,088)

Cash flows from financing activities:
Borrowings of non-recourse long-term debt	276,529	68,355	344,884
Principal payments on non-recourse long-term debt	(133,955)	(378)	(134,333)
Due to SunEdison, net	(138,113)	183,111	44,998
Change in net cash provided by financing activities		251,088

Net decrease in cash and cash equivalents	(77,526)	—	(77,526)
Effect of exchange rate changes on cash and cash equivalents	(396)	—	(396)
Cash and cash equivalents at beginning of period	468,554	—	468,554
Cash and cash equivalents at end of period	$390,632	$—	$390,632

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

The following table summarizes the renewable energy facilities acquired by the Company from SunEdison through a series of transactions:

			Six Months Ended June 30, 2016			As of June 30, 2016
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Initial Cash Paid[1]	Cash Due to SunEdison[2]	Debt Transferred[3]
Distributed Generation	Solar	U.S.	1.2	3	$2,750	$—	$—
Utility	Solar	U.S.	18.0	1	6,954	29,277	16,703
Total			19.2	4	$9,704	$29,277	$16,703
————

(1)	Represents the amount paid to SunEdison on the date of acquisition of renewable energy facilities from SunEdison. Excludes aggregated tax equity partner payments of $1.6 million to SunEdison.

(2)	Represents commitments by the Company to SunEdison for the second installment of the purchase price, which was paid to SunEdison during the third quarter of 2016.

(3)
Represents debt recorded on the Company's balance sheet as of June 30, 2016. This debt was repaid by SunEdison during the third quarter of 2016 using cash proceeds paid by the Company to SunEdison for the acquisition of the facility.

During the six months ended June 30, 2016, the Company paid $19.7 million to SunEdison for the acquisition of renewable energy facilities that had achieved final funding as of June 30, 2016, which includes the second installment of the purchase price paid to SunEdison for the completion of the construction of renewable energy facilities that the Company acquired from SunEdison during 2015. The difference between the cash paid and historical cost of the net assets acquired from SunEdison of $14.0 million has been recorded as a contribution from SunEdison, which is reflected within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity. The Company records a contribution or distribution from SunEdison upon final funding of the acquisition.

3. ASSETS HELD FOR SALE

The Company commenced a sale of substantially all of its portfolio of solar power plants located in the United Kingdom (the "U.K.") through a broad based sales process pursuant to a plan approved by management (24 operating projects for sale representing 365.0 MW, the "U.K. Portfolio"), and it was probable that the sale of this portfolio would occur within one year from the balance sheet date. As a result, the Company classified $643.9 million of assets and $473.8 million of liabilities as held for sale as of June 30, 2016 and measured each at the lower of carrying value or fair value less costs to sell. The Company's analysis indicated that the fair value less costs to sell exceeded the carrying value of the assets and no impairment losses were recognized during the six months ended June 30, 2016.

The following table summarizes the major classes of assets and liabilities which are classified as held for sale on the Company's unaudited condensed consolidated balance sheet as of June 30, 2016:

(In thousands)	June 30, 2016
Assets held for sale:
Restricted cash	$41,896
Accounts receivable, net	16,475
Prepaid expenses and other current assets	3,208
Total current assets held for sale	61,579

Renewable energy facilities, net	580,359
Intangible assets, net	1,615
Other assets	392
Total non-current assets held for sale	582,366

Total assets held for sale	$643,945

Liabilities related to assets held for sale:
Current portion of long-term debt	$396,778
Accounts payable, accrued expenses and other current liabilities	34,725
Due to SunEdison, net	185
Total current liabilities related to assets held for sale	431,688

Asset retirement obligations	42,079
Total non-current liabilities related to assets held for sale	42,079

Total liabilities related to assets held for sale	$473,767

Entry into sale and purchase agreement for the U.K. Portfolio
On January 5, 2017, TerraForm Power Operating, LLC (“Terra Operating LLC”), SunEdison Yieldco UK Holdco 2, LLC (the “Seller”), a wholly owned subsidiary of Terra Operating LLC, and Vortex Solar UK Limited (“Vortex”), a company registered in England and Wales, entered into a sale and purchase agreement (the “SPA”) to sell the U.K. Portfolio to Vortex (the “U.K. Transaction”). Terra Operating LLC expects to receive approximately $208 million of proceeds (USD equivalent on the date of the SPA) from the U.K. Transaction (comprising consideration payable and debt being repaid on behalf of the U.K. Portfolio to Terra Operating LLC), net of transaction expenses and distributions, and subject to certain adjustments. In addition, the U.K. Transaction would remove GBP 301.3 million (equivalent of approximately $370 million on the date of the SPA) in non-recourse project debt at the U.K. Portfolio level (the “Existing Debt”) from the Company's consolidated balance sheet. The closing of the U.K. Transaction is subject to certain conditions, including: (i) satisfaction of certain customary conditions precedent, including the satisfaction of certain obligations of the U.K. Portfolio under the Existing Debt, receipt of antitrust approval and the performance of the respective obligations of each of the parties to the SPA; and (ii) the satisfaction of certain conditions precedent relating to the SunEdison Bankruptcy and the outcome of the previously announced settlement discussions between TerraForm Power and SunEdison. Vortex’s payment obligations following satisfaction of these conditions are supported by parent equity commitment letters, as well as an obligation to fund an escrow at a credit-worthy U.K.-based bank.
Either party may terminate the SPA if the U.K. Transaction has not closed by July 31, 2017. In addition, in the event that by April 15, 2017, either (i) TerraForm Power has not entered into a definitive transaction meeting certain criteria in connection with the previously announced strategic alternatives process or (ii) certain conditions precedent relating to the SunEdison Bankruptcy and the outcome of the previously announced settlement discussions between TerraForm Power and SunEdison have not been satisfied, and Vortex has not waived the outstanding conditions precedent, either the Seller or Vortex may terminate the SPA by notice to the other.
In connection with the U.K. Transaction, pursuant to the SPA the Seller has given certain warranties to Vortex relating to the condition of the U.K. Portfolio, which are subject to customary limitations. The Seller’s obligations under the SPA are guaranteed by Terra Operating LLC; however those obligations are subject to market standard limitations on liability and de minimis thresholds. In connection with the U.K. Transaction, Terra Operating LLC has entered into an agreement to indemnify Vortex for certain liabilities and expenses arising out of the SunEdison Bankruptcy. Terra Operating LLC and the Seller also expect to provide a market standard tax indemnity to Vortex at the closing of the U.K. Transaction. The U.K. Transaction is expected to close in the first half of 2017.

Residential Portfolio Sale

During the second half of 2016, the Company began exploring a sale of substantially all of its portfolio of residential rooftop solar assets located in the United States through a strategic sales process. The Company's preliminary analysis indicates that the carrying value exceeds the fair value less costs to sell by approximately $9 million. We cannot give any assurance as to when or if we will complete any such sale or to the price we will receive for such assets.

4. ACQUISITIONS

2015 Acquisitions

Acquisition of Invenergy Wind Power Plants

On December 15, 2015, the Company acquired operating wind power plants with a combined nameplate capacity of 831.5 MW (net) from Invenergy Wind Global LLC (together with its subsidiaries, “Invenergy Wind”) for $1.3 billion in cash and the assumption of $531.2 million of non-recourse indebtedness. The wind power plants that the Company acquired from Invenergy Wind have contracted PPAs with an average counterparty credit rating of AA as of the acquisition date. Invenergy Wind will retain a 9.9% non-controlling interest in wind power plants located in the U.S. that the Company acquired and will provide certain operation and maintenance services for such assets.

Acquisition Accounting for Invenergy Wind

The acquisition accounting for the Invenergy Wind acquisition was completed as of the second quarter of 2016, at which point the provisional fair values became final. The final amounts for this acquisition are included in the table within the "Acquisition Accounting" section of this footnote below.

The final fair value of assets and liabilities pertaining to the Invenergy Wind acquisition reflects the following changes from the initial opening balance sheet; a decrease of $8.9 million in renewable energy facilities, an increase of $8.1 million in other assets and a decrease of $0.8 million in redeemable non-controlling interest.

The operating revenues and net loss of Invenergy Wind acquired in 2015 reflected in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2016 are $31.1 million and $2.7 million, respectively. The operating revenues and net income of Invenergy Wind for the six months ended June 30, 2016 are $72.5 million and $13.7 million, respectively.

Valuation of Non-controlling Interest

Invenergy Wind

The fair value of the non-controlling interest for Invenergy Wind was determined using a discounted cash flow approach. The redeemable non-controlling interest represents the fair value of 9.9% sponsor equity held by Invenergy Wind. SunEdison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the wind power plants located in the U.S. (the ‘‘Invenergy Wind Interest’’). Simultaneously, Terra LLC entered into a back to back option agreement with SunEdison LLC on substantially identical terms (collectively the "Option Agreements"). The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. SunEdison LLC is a debtor in the SunEdison Bankruptcy. As such, SunEdison LLC may assume, assume and assign or reject its Option Agreement. If SunEdison LLC rejects its Option Agreement with Invenergy, the Company would not expect to be obligated to perform on its Option Agreement with SunEdison LLC, although the Company cannot assure that result.

Acquisition Accounting

The acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to the Invenergy Wind business combination as of June 30, 2016, are as follows:

(In thousands)	Invenergy Wind
Renewable energy facilities	$1,477,888
Accounts receivable	25,811
Intangible assets	748,300
Restricted cash	31,247
Derivative assets	32,311
Other assets	20,148
Total assets acquired	2,335,705
Accounts payable, accrued expenses and other current liabilities	23,195
Long-term debt, including current portion	531,221
Deferred income taxes	242
Asset retirement obligations	47,346
Other long-term liabilities	6,004
Total liabilities assumed	608,008
Redeemable non-controlling interest	140,635
Non-controlling interest	308,000
Purchase price, net of cash acquired	$1,279,062

The acquired renewable energy facilities' non-financial assets represent estimates of the fair value of acquired PPA and REC contracts based on significant inputs that are not observable in the market and thus represent a Level 3 measurement (as defined in Note 11. Fair Value of Financial Instruments). The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 5 to 23 years as of the acquisition date. See Note 6. Intangibles for additional disclosures related to the acquired intangible assets.

Pending Acquisitions

Acquisition of Wind Power Plants from Invenergy Wind

At the time the Company entered into an acquisition agreement for the Invenergy assets acquired on December 15,

2015, the Company also agreed to purchase two additional wind facilities from Invenergy Wind in a second closing, subject to customary closing conditions, including the consent of the tax equity finance parties for the wind power plants. The facilities have a combined nameplate capacity of 98.6 MW (net) and are located in Nebraska. These two wind facilities were to be acquired through the acquisition of a 90.1% equity interest in Prairie Breeze Expansion Class B Holdings LLC for an estimated purchase price of $58.7 million. The second closing has not occurred and the purchase agreement contained a July 1, 2016 expiration date. On January 20, 2017, Invenergy Wind provided notice of termination of the purchase agreement related to these power plants, and as a result, the Company does not expect to purchase these facilities.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the material 2015 acquisitions, Invenergy Wind, First Wind and Northern Lights, as if those transactions had each occurred on January 1, 2015. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of the Company’s results of operations for any future period.

Six Months Ended June 30,
(In thousands)	2015
Total operating revenues, net	$276,272
Net loss	(27,519)

Acquisition costs incurred by the Company related to third party acquisitions were $2.7 million for the six months ended June 30, 2016. There were no acquisition costs incurred by the Company for the three months ended June 30, 2016. Acquisition costs incurred by the Company related to third party acquisitions were $7.3 million and $21.4 million for the three and six months ended June 30, 2015, respectively. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate in the unaudited condensed consolidated statements of operations.

5. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	June 30, 2016	December 31, 2015
Renewable energy facilities in service, at cost	$5,403,650	$5,906,154
Less accumulated depreciation - renewable energy facilities	(258,027)	(187,874)
Renewable energy facilities in service, net	5,145,623	5,718,280
Construction in progress - renewable energy facilities	10,460	115,954
Total renewable energy facilities, net	$5,156,083	$5,834,234

Depreciation expense related to renewable energy facilities was $51.2 million and $100.4 million for the three and six months ended June 30, 2016, respectively, as compared to $32.7 million and $57.8 million for the same periods in the prior year.

Construction in progress represents costs incurred to complete the construction of the facilities in the Company's portfolio that were acquired from SunEdison. When renewable energy facilities are sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction (see Note 2. Transactions Between Entities Under Common Control). All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $0.5 million and $0.8 million for the three and six months ended June 30, 2016, respectively, as compared to $10.8 million and $11.4 million for the same periods in the prior year.

As of June 30, 2016, the Company reclassified $580.4 million from renewable energy facilities, net to non-current assets held for sale in the unaudited condensed consolidated balance sheet (see Note 3. Assets Held for Sale). No amount was classified as assets held for sale as of December 31, 2015.

6. INTANGIBLES

The following table presents the gross carrying amount and accumulated amortization of intangibles as of June 30, 2016:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	16 years	$719,866	$(35,188)	$684,678
In-place value of market rate revenue contracts	20 years	555,971	(36,076)	519,895
Favorable rate land leases	19 years	15,800	(1,131)	14,669
Total intangible assets, net		$1,291,637	$(72,395)	$1,219,242

Unfavorable rate revenue contracts	8 years	$35,086	$(7,794)	$27,292
Unfavorable rate land lease	17 years	1,000	(79)	921
Total intangible liabilities, net		$36,086	$(7,873)	$28,213

The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2015:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	17 years	$714,137	$(12,024)	$702,113
In-place value of market rate revenue contracts	20 years	551,226	(22,229)	528,997
Favorable rate land leases	19 years	15,800	(746)	15,054
Total intangible assets, net		$1,281,163	$(34,999)	$1,246,164

Unfavorable rate revenue contracts	8 years	$35,086	$(4,951)	$30,135
Unfavorable rate land lease	17 years	1,000	(51)	949
Total intangible liabilities, net		$36,086	$(5,002)	$31,084

As of June 30, 2016 and December 31, 2015, the Company had intangible assets related to revenue contracts, representing long-term PPAs and REC agreements, and favorable rate land leases that were obtained through acquisitions. The revenue contract intangible assets are comprised of favorable rate PPAs and REC agreements and the in-place value of market rate PPAs. The Company also had intangible liabilities related to unfavorable rate PPAs and REC agreements and an unfavorable rate land lease, which are classified within other long-term liabilities in the unaudited condensed consolidated balance sheet. These intangible assets and liabilities are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 29 years as of June 30, 2016.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and six months ended June 30, 2016, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.8 million and $20.3 million, respectively, as compared to a $5.4 million and $5.0 million reduction of operating revenues, net for the same periods in the prior year.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and six months ended June 30, 2016, amortization expense related to the in-place value of market rate revenue contracts was $7.0 million and $13.8 million, respectively, as compared to $3.4 million and $9.1 million for the same periods in the prior year.

Amortization expense related to favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease is reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three and six months ended June 30, 2016, net amortization expense related to favorable and unfavorable rate land leases was $0.2 million and $0.4 million, respectively. There was no amortization expense related to favorable and unfavorable rate land leases during the three and six months ended June 30, 2015.

7. VARIABLE INTEREST ENTITIES

The Company consolidates variable interest entities ("VIEs") in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse, project-level debt. No VIEs were deconsolidated during the six months ended June 30, 2016 and 2015.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited condensed consolidated balance sheet are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Current assets	$195,526	$180,287
Non-current assets	4,529,022	4,584,886
Total assets	$4,724,548	$4,765,173
Current liabilities	$544,431	$1,043,892
Non-current liabilities	707,380	202,629
Total liabilities	$1,251,811	$1,246,521

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

8. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates) Description:	June 30, 2016	December 31, 2015	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$950,000	$950,000	Fixed	5.88	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.13	Senior notes
Revolver	655,000	655,000	Variable	3.69	Revolving loan
Non-recourse long-term debt[3]:
Permanent financing	2,073,528	2,546,864	Blended[4]	6.05[5]	Term debt / Senior notes
Construction financing	16,703	38,063	Variable	6.00	Construction debt
Financing lease obligations	128,951	136,594	Imputed	5.67[5]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	4,124,182	4,626,521		5.63[5]
Unamortized discount, net	(10,972)	(20,821)
Deferred financing costs, net[6]	(38,605)	(43,051)
Less current portion of long-term debt and financing lease obligations	(1,424,132)	(2,037,919)
Long-term debt and financing lease obligations, less current portion	$2,650,473	$2,524,730
———

(1)	As of June 30, 2016.

(2)
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

(4)
Includes variable rate debt and fixed rate debt. As of June 30, 2016, 60% of this balance had a variable interest rate and the remaining 40% of this balance had a fixed interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of certain variable rate permanent financing non-recourse debt (see Note 10. Derivatives).

(5)	Represents the weighted average interest rate as of June 30, 2016.

(6)
Total net long-term debt and financing lease obligations, including current portion, reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 1. Nature of Operations and Basis of Presentation.

Corporate-level Long-term Debt

Senior Notes due 2023 and Senior Notes due 2025

The Senior Notes due 2023 and the Senior Notes due 2025 require the Company to timely file with the SEC, or make publicly available, audited annual financial statements and unaudited quarterly financial statements no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof). The Company has a 90 day grace period from the date a notice of default is deemed to be duly given to Terra Operating LLC in accordance with the Senior Notes due 2023 and the Senior Notes due 2025. On May 31, 2016, Terra Operating LLC received a notice from the trustee of an event of default for failure to deliver 2015 audited annual financial statements.

On August 30, 2016, the Company announced the successful completion of a consent solicitation from holders of record on August 16, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain waivers relating to certain reporting covenants and to effectuate certain amendments under the indenture dated as of January 28, 2015 (as supplemented) with respect to the Senior Notes due 2023 (the "2023 Indenture") and the indenture dated as of July 17, 2015 (as supplemented) with respect to the Senior Notes due 2025 (the "2025 Indenture"). Terra Operating LLC received validly delivered and unrevoked consents from the holders of a majority of the aggregate principal amount of each series of the notes outstanding as of the record date and paid a consent fee to each consenting holder of $5.00 for each $1,000 principal amount of such series of the notes for which such holder delivered its consent. Under the terms of the waivers obtained, the deadline to comply with the reporting covenants in the indentures relating to the filing of the Company's Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 was extended to December 6, 2016. The Company filed the Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 by the December 6, 2016 deadline. Although this Form 10-Q for the second quarter of 2016 was not filed by December 6, 2016, it was filed with the SEC within the grace period for delivery, and consequently no event of default occurred with respect to the second quarter filing.

Following receipt of the requisite consents required to approve the amendments to the respective indentures, Terra Operating LLC entered into a fourth supplemental indenture to the 2023 Indenture and a third supplemental indenture to the 2025 Indenture on August 29, 2016. Effective as of September 6, 2016, the fourth and third supplemental indentures respectively permanently increased the interest rate payable on the Senior Notes due 2023 from 5.875% per annum to 6.375% per annum and the interest rate payable on the Senior Notes due 2025 from 6.125% per annum to 6.625% per annum. In addition, beginning on September 6, 2016 through and including December 6, 2016, special interest accrued on the Senior Notes due 2023 and the Senior Notes due 2025 at a rate equal to 3.0% per annum, which shall be payable in the same manner as regular interest payments on the first interest payment date following December 6, 2016. The fourth and third supplemental indentures also require the Company, upon the consummation of any transaction resulting in any person becoming the beneficial owner of 33.3% or more but less than or equal to 50% of the voting stock of the Company, to make an offer to each holder of the Senior Notes due 2023 and the Senior Notes due 2025, respectively, to repurchase all or any part of that holder's notes at a purchase price in cash equal to 101% of the aggregate principal amount of such notes repurchased. In lieu of making such an offer under either the 2023 Indenture or the 2025 Indenture, the applicable supplemental indenture also provides that Terra Operating LLC may elect to deliver a notice to the trustee under the 2023 Indenture or the 2025 Indenture, as applicable, to permanently increase the interest rate on the Senior Notes due 2023 from 6.375% per annum to 7.375% per annum or the interest rate on the Senior Notes due 2025 from 6.625% per annum to 7.625% per annum, respectively.

On January 17, 2017, Terra Operating LLC received a notice of default from the trustee under the 2023 Indenture and the 2025 Indenture for failure to comply with its obligation to timely furnish the Company's Form 10-Q for the third quarter of 2016. However, no event of default under the 2023 Indenture and the 2025 Indenture will occur with respect to the Company’s Form 10-Q for the third quarter of 2016 unless such Form 10-Q has not been filed with the SEC by April 18, 2017.

Revolving Credit Facility

The terms of the Revolver require the Company to provide audited annual financial statements within 90 days after the end of the fiscal year, with a 10-business day cure period. From March 30, 2016 to May 27, 2016, Terra Operating LLC entered into a series of amendments (fourth, fifth, sixth and seventh) to the terms of the Revolver, which provided that the date on which the Company must deliver to the Administrative Agent and other parties to the Revolver its annual financial statements and accompanying audit report with respect to fiscal year 2015 would be extended up to the earlier of (a) the tenth business day prior to the date on which the failure to deliver such financial statements would constitute an event of default under Terra Operating LLC’s 2023 Indenture and (b) March 30, 2017. As described above, Terra Operating LLC obtained a waiver that extended the deadline to comply with the reporting covenants in the 2023 Indenture to December 6, 2016.

The sixth amendment provided that the interest rate on loans made under the Revolver and commitment fees paid on undrawn Revolver commitments would be calculated using the highest applicable margin and commitment fee percentage under the Revolver until the first business day of the first quarter following the delivery of 2015 financial statements and the accompanying audit report. Consistent with its obligations under the seventh amendment, Terra Operating LLC entered into an eighth amendment to the terms of the Revolver on September 9, 2016, which increased the interest rate under the Revolver at all applicable margin levels by 50% of the increase in the interest rate on the Senior Notes due 2023 agreed to as part of the consent solicitation process described above. This amendment resulted in an increase in the interest rate payable under the Revolver prior to the eighth amendment by 1.75% for the period from September 6, 2016 to December 6, 2016 and, thereafter, an increase from the interest rate payable prior to the eighth amendment by 0.25%.

On September 27, 2016, Terra Operating LLC entered into a consent agreement and ninth amendment to the terms of the Revolver. The consent agreement provided consent for the cross-collateralization of certain utility scale assets located in Canada owned by subsidiaries of the Company as further described in the "Canada project-level financing" section below. In addition, in conjunction with this consent, the agreement provided that Terra Operating LLC would prepay $70.0 million of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity by such amount. This amount was repaid by Terra Operating LLC on November 10, 2016, which permanently reduced the borrowing capacity under the Revolver by such amount.

On November 25, 2016, Terra Operating LLC entered into a waiver agreement with the requisite lenders under the Revolver. The waiver agreement waived Terra Operating LLC’s obligation to comply with the debt service coverage ratio and leverage ratio financial covenants of the Revolver with respect to the third quarter of 2016 and the requirement to certify compliance with those covenants. In connection with this waiver, Terra Operating LLC made a prepayment of the revolving loans outstanding under the Revolver in an aggregate amount equal to $30.0 million and permanently reduced the revolving commitments and borrowing capacity under the Revolver by that amount. The waiver also extended to January 1, 2017, the deadline for delivery of certain financial information with respect to the third quarter of 2016. Failure to deliver certain summary financial information with respect to the third quarter of 2016 by December 21, 2016 would also have resulted in an event of default under the Revolver. The Company provided the required financial information deliverables by the respective deadlines.

Non-recourse Long-term Debt

Indirect subsidiaries of Terra Operating LLC have incurred long-term debt obligations with respect to the renewable energy facilities that those subsidiaries own directly or indirectly. This indebtedness of these subsidiaries is typically secured by the renewable energy facility's assets (mainly the renewable energy facility) or equity interests in such renewable energy facilities with no recourse to Terra LLC or Terra Operating LLC other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition. In connection with these financings and in the ordinary course of its business, the Company and its subsidiaries observe formalities and operating procedures to maintain each of their separate existence and can readily identify each of their separate assets and liabilities as separate and distinct from each other. As a result, these subsidiaries are legal entities that are separate and distinct from the Company, Terra LLC and Terra Operating LLC and the guarantors under the Revolver, the Senior Notes due 2023 and Senior Notes due 2025.

Non-recourse Debt Defaults

SunEdison is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of the Company's non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of 2015 audited financial statements for certain project-level subsidiaries, among other things, the Company experienced defaults under most of its non-recourse financing agreements in 2016. For certain of these defaults, the corresponding contractual grace periods already expired as of the financial statement issuance date or the Company could not assert that it was probable that the violation will be cured within any remaining grace periods, would be cured for a period of more than twelve months or were not likely to recur. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to certain of these defaults. As the defaults occurred prior to the issuance of the financial statements for the six months ended June 30, 2016 and for the year ended December 31, 2015 (and for certain of the defaults, prior to the balance sheet date for the June 30, 2016 period), $1.0 billion and $1.9 billion, respectively, of the Company's non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, was reclassified to current in the unaudited condensed consolidated balance sheet as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date. $396.8 million of the June 30, 2016 reclassification amount was reclassified from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale as discussed below. With respect to certain of the non-recourse debt defaults that occurred, the Company obtained waivers and/or cured the defaults prior to the issuance of the financial statements for the six months ended June 30, 2016, and as a result, $0.8 billion of non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs is reflected within long-term debt and financing lease obligations, less current portion in the unaudited condensed consolidated balance sheet as of June 30, 2016.

As a result of the defaults that existed as of the financial statement issuance date, the Company also reclassified $40.5 million and $61.1 million of long-term restricted cash to current as of June 30, 2016 and December 31, 2015, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as long-term restricted cash were driven by the financing agreements. As of June 30, 2016, $80.0 million of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date. $21.1 million of this reclassification amount was reclassified from current restricted cash to assets held for sale as it related to the portfolio of U.K. assets discussed below. No similar reclassifications were made as of December 31, 2015 as these defaults and distribution restrictions did not exist as of the balance sheet date for that period. Refer to Note 10. Derivatives for discussion of corresponding interest rate swap reclassifications to current as a result of the debt defaults.

Debt Classified as Liabilities Related to Assets Held for Sale

As of June 30, 2016, the Company reclassified $396.8 million from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale (see Note 3. Assets Held for Sale) in the unaudited condensed consolidated balance sheet, which represents non-recourse debt collateralized by project assets for substantially all of the Company's portfolio of solar power plants located in the U.K. No amount of debt was classified as liabilities related to assets held for sale as of December 31, 2015.

Canada project-level financing

On November 2, 2016, certain of the Company's subsidiaries entered into a new non-recourse loan financing in an aggregate principal amount of $120.0 million Canadian dollars (“CAD”) (including a CAD $6.9 million letter of credit) secured by approximately 40 MW(ac) of utility scale solar power plants located in Canada that are owned by the Company's subsidiaries. This new non-recourse loan has a seven-year maturity and amortizes on a 17-year sculpted amortization schedule. The loan agreement also permits the Company's subsidiaries to increase the principal amount of the credit facility by up to an additional CAD $123.0 million subject to obtaining additional lender commitments and the satisfaction of certain conditions, including the absence of defaults or events of default, pro forma compliance with debt service coverage ratios and other customary conditions. This new loan facility is non-recourse to Terra LLC and Terra Operating LLC. The proceeds of this financing were used to pay down the Revolver by $70.0 million as described above. Any additional proceeds are also expected to be used for general corporate purposes.

Maturities

The aggregate contractual payments of long-term debt due after June 30, 2016, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2016¹	2017[2]	2018	2019	2020	Thereafter	Total
Maturities of long-term debt as of June 30, 2016[3]	$191,164	$645,251	$112,092	$538,688	$92,817	$2,544,170	$4,124,182
————

(1)
Includes $16.7 million of construction debt for the utility-scale renewable energy facility located in the U.S. acquired in 2016 from SunEdison, which was repaid by SunEdison during the third quarter of 2016 using cash proceeds paid by the Company to SunEdison for the second installment of the purchase price of the facility (see Note 2. Transactions Between Entities Under Common Control). Also includes $100.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016 as discussed above.

(2)	Includes $555.0 million of Revolver indebtedness as management currently intends to repay this indebtedness during 2017.

(3)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $0.6 billion of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements.

9. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2016	2015	2016	2015
(Loss) income before income tax expense	$(43,059)	$30,348	$(76,467)	$(53,357)
Income tax expense	1,878	1,214	1,975	1,169
Effective tax rate	(4.4)%	4.0%	(2.6)%	(2.2)%

As of June 30, 2016, TerraForm Power owns 65.5% of Terra LLC and consolidates the results of Terra LLC through its controlling interest. The Company records SunEdison's 34.5% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 65.5% of Terra LLC's taxable income and SunEdison records income tax on its 34.5% share of Terra LLC's taxable income.

For the three and six month periods ended June 30, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in the Company's foreign jurisdictions. As of June 30, 2016, most jurisdictions are in a net deferred tax asset position and a valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

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

As of June 30, 2016 and December 31, 2015, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Hedging Contracts		Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of June 30, 2016
Prepaid expenses and other current assets	$—	$5,378	$—	$6,026	$11,737	$23,141	$(3,946)	$19,195
Other assets	—	38,385	—	5,513	29,494	73,392	(207)	73,185
Total assets	$—	$43,763	$—	$11,539	$41,231	$96,533	$(4,153)	$92,380
Accounts payable and other current liabilities	$21,622	$—	$1,687	$9,500	$—	$32,809	$(3,946)	$28,863
Liabilities related to assets held for sale	—	—	30,037	—	—	30,037	—	30,037
Other long-term liabilities	12,667	—	—	207	—	12,874	(207)	12,667
Total liabilities	$34,289	$—	$31,724	$9,707	$—	$75,720	$(4,153)	$71,567

As of December 31, 2015
Prepaid expenses and other current assets	$—	$11,455	$—	$3,875	$12,542	$27,872	$(1,451)	$26,421
Other assets	487	51,699	—	2,836	30,799	85,821	(70)	85,751
Total assets	$487	$63,154	$—	$6,711	$43,341	$113,693	$(1,521)	$112,172
Accounts payable and other current liabilities	$19,081	$—	$1,104	$3,777	$—	$23,962	$(1,451)	$22,511
Other long-term liabilities	—	—	—	70	—	70	(70)	—
Total liabilities	$19,081	$—	$1,104	$3,847	$—	$24,032	$(1,521)	$22,511

As of June 30, 2016 and December 31, 2015, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	June 30, 2016	December 31, 2015
Derivatives designated as hedges:
Interest rate swaps (USD)	$446,499	$468,067
Interest rate swaps (GBP)	—	222,018
Commodity contracts (MWhs)	18,401	18,401
Derivatives not designated as hedges:
Interest rate swaps (USD)	15,449	15,794
Interest rate swaps (GBP)	222,018	—
Foreign currency contracts (GBP)	99,467	112,168
Foreign currency contracts (CAD)	35,197	40,566
Commodity contracts (MWhs)	2,248	1,828

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of June 30, 2016 as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedges for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2016	2015	2016	2015
Interest rate swaps	Interest expense, net	$30,916	$(277)	$31,456	$(41)
Foreign currency contracts	Loss (gain) on foreign currency exchange, net	(1,369)	2,763	(833)	2,860
Commodity contracts	Operating revenues, net	937	(6,021)	(7,524)	(1,762)

During the second quarter, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. portfolio. The forecasted transactions were deemed probable of not occurring beyond June of 2017 as a result of an evaluation of the offers received related to the planned sale of the U.K. portfolio during the second quarter. The sale would either cause a repayment of the debt or the assumption of the debt by the buyer. This resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense, net in the unaudited condensed consolidated statement of operations. The Company also prospectively discontinued hedge accounting for these interest rate swaps that were designated as cash flow hedges of the forecasted interest payments through June of 2017 as the forecasted transactions were deemed no longer probable of occurring. Subsequent to the discontinuation of hedge accounting, the Company recognized additional unrealized losses of $13.7 million pertaining to these interest rate swaps during the second quarter that are also reported in interest expense, net in the unaudited condensed consolidated statement of operations.

Gains and losses recognized related to interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss (Gain) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2016	2015		2016	2015	2016	2015
Interest rate swaps	$(8,149)	$428	Interest expense, net	$3,197	$350	$163	$—
Commodity contracts	(5,489)	—	Operating revenues, net	(6,984)	—	3,083	—
Total	$(13,638)	$428		$(3,787)	$350	$3,246	$—

	Six Months Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss (Gain) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2016	2015		2016	2015	2016	2015
Interest rate swaps	$(40,342)	$(1,820)	Interest expense, net	$6,630	$3,207	$491	$—
Commodity contracts	(6,261)	—	Operating revenues, net	(10,048)	—	3,083	—
Total	$(46,603)	$(1,820)		$(3,418)	$3,207	$3,574	$—

As of both June 30, 2016 and December 31, 2015, the Company had posted letters of credit in the amount of $18.0 million as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of June 30, 2016 and December 31, 2015 related to the Company's derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the three and six months ended June 30, 2016 and 2015 related to the interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $8.2 million. The maximum term of outstanding interest rate swaps designated as hedges is 17 years.

As discussed in Note 8. Long-term debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for the six months ended June 30, 2016 and for the year ended December 31, 2015. As the Company's interest rate swap agreements contain cross-default provisions, $14.0 million and $7.6 million, respectively, of related liabilities have been reclassified to current as of June 30, 2016 and December 31, 2015. The Company is actively working with the counterparties to cure the remaining defaults and obtain waivers as necessary. The Company does not currently expect any changes to the underlying cash flows as a result of these defaults and thus has determined that there is no impact to the swaps' qualification for hedge accounting and designation as cash flow hedges. If, as a result of cross-default, these interest rate swap agreements are terminated within the next twelve months, then the Company would reclassify an additional $5.6 million of losses accumulated in other comprehensive income into earnings.

Commodity Contracts

The Company has long-dated physically delivered commodity PPAs that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in accumulated other comprehensive income and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Any ineffective portions of the derivatives’ change in fair value are recognized currently in earnings. The amounts deferred in other comprehensive income and reclassified into earnings during the three and six months ended June 30, 2016 and 2015 related to the commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $1.7 million. The maximum tenor of outstanding commodity contracts designated as hedges is 13.5 years.

Derivatives Not Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements that economically hedge the cash flows for non-recourse debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The changes in fair value are recorded in interest expense, net in the unaudited condensed consolidated statement of operations as these economic hedges are not designated as accounting hedges in accordance with ASC 815.

As discussed in Note 8. Long-term debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for the six months ended June 30, 2016 and for the year ended December 31, 2015. As the Company's interest rate swap agreements contain cross-default provisions, $27.3 million and $0.7 million, respectively, of related liabilities have been reclassified to current as of June 30, 2016 and December 31, 2015. The Company is actively working with the counterparties to cure the remaining defaults and obtain waivers as necessary.

As of June 30, 2016, the Company subsequently reclassified $30.0 million of related current derivative liabilities into liabilities related to assets held for sale. These pertain to interest rate swap agreements for the U.K. portfolio that were previously designated as cash flow hedges but are now being accounted for as derivatives not designated as hedges, with the changes in fair value being recorded through earnings. The impact of the change in accounting treatment has been discussed previously within this footnote.

Foreign Currency Contracts

The Company has foreign currency contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in loss on foreign currency exchange, net in the unaudited condensed consolidated statements of operations.

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

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. The Company uses valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If the inputs into the valuation are not corroborated by market data, in such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts as well as calculation of implied volatilities. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. The Company regularly evaluates and validates the inputs used to determine the fair value of Level 3 contracts by using pricing services to support the underlying market price of the commodity.

The Company uses a discounted cash flow valuation technique to fair value its derivative assets and liabilities. The primary inputs in the valuation models for commodity contracts are market observable forward commodity curves and risk-free discount rates and to a lesser degree credit spreads and volatilities. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates and to a lesser degree credit spreads.

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

(In thousands)	As of June 30, 2016				As of December 31, 2015
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$—	$—	$—	$—	$487	$—	$487
Commodity contracts	—	41,231	43,763	84,994	—	43,341	63,154	106,495
Foreign currency contracts	—	7,386	—	7,386	—	5,190	—	5,190
Total derivative assets	$—	$48,617	$43,763	$92,380	$—	$49,018	$63,154	$112,172
Liabilities
Interest rate swaps	$—	$66,013	$—	$66,013	$—	$20,185	$—	$20,185
Foreign currency contracts	—	5,554	—	5,554	—	2,326	—	2,326
Total derivative liabilities	$—	$71,567	$—	$71,567	$—	$22,511	$—	$22,511

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the six months ended June 30, 2016.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance as of December 31	$63,154	$—
Realized and unrealized gains (losses):
Included in Other Comprehensive Income	(16,309)	7,503
Included in Operating revenues	6,965	—
Purchases (acquisition of commodity contracts)	—	(22,179)
Settlements	(10,047)	—
Balance as of June 30	$43,763	$(14,676)

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 of the fair value hierarchy as of June 30, 2016 are as follows:

(In thousands, except range)	Fair Value as of June 30, 2016
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$43,763	$—	Discounted cash flow	Forward price (per MWh)	$15.1	-	$92.3
			Option model	Volatilities	11.0%	-	14.7%

The sensitivity of the Company's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of June 30, 2016 and December 31, 2015 is as follows:

	As of June 30, 2016		As of December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,074,605	$4,083,183	$4,562,649	$4,357,322

The fair value of the Company's long-term debt, except the senior notes was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective period. The fair value of the Senior Notes due 2023 and the Senior Notes due 2025 were 95.43% and 94.75% of face value as of June 30, 2016, respectively, and 83.13% and 80.75% of face value as of December 31, 2015, respectively. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes as they are not callable at this time.

12. STOCKHOLDERS' EQUITY

As of June 30, 2016, the following shares of TerraForm Power were outstanding:

Share Class:	Shares Outstanding	Shareholder(s)
Class A common stock	91,312,642	*
Class B common stock	48,202,310	SunEdison
Total Shares	139,514,952
———

*
Class A common stockholders are comprised of public and private investors, executive officers, management and personnel who provide services to the Company. Shares of Class A common stock outstanding exclude 142,674 shares of common stock held in treasury. The total par value of Class A common stock reflected on the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of stockholders' equity as of June 30, 2016 includes 142,674 shares of stock held in treasury and excludes 497,682 shares of unvested restricted Class A common stock awards (see Note 13. Stock-based Compensation).

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

Dividends

TerraForm Power has not declared or paid a dividend for the fourth quarter of 2015 or for any of the quarters in 2016. As a result of the SunEdison Bankruptcy, the limitations on the Company's ability to access the capital markets for its corporate debt and equity securities and other risks that the Company faces as detailed in this report, the Company's management believes it is prudent to defer any decisions on paying dividends to its shareholders for the time being.

13. STOCK-BASED COMPENSATION

The Company has equity incentive plans that provide for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who provide services to SunEdison. As of June 30, 2016, an aggregate of 3,197,548 shares of Class A common stock were available for issuance under these plans. Upon exercise of stock options or the vesting of the RSUs, the Company will issue shares that have been previously authorized to be issued.

Stock-based compensation costs related to equity awards in the Company's stock are allocated to the Company and SunEdison based on the relative percentage of time that the personnel and directors spend providing services to the respective companies. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been allocated to the Company was $0.9 million and $1.3 million during the three and six months ended June 30, 2016, respectively, as compared to $1.1 million and $6.3 million for the same periods in the prior year, and is reflected in the consolidated statements of operations within general and administrative expenses. The amount of stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison was $1.5 million and $1.6 million for the three and six months ended June 30, 2016, respectively, as compared to $0.1 million and $0.3 million for the same periods in the prior year and is recognized as a distribution to SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity with no impact to the Company's consolidated statement of operations. Similarly, stock-based compensation costs related to equity awards in the stock of SunEdison for personnel and directors who provide services to the Company are allocated to the Company based on the relative percentage of time that the personnel and directors spend providing services to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison that was allocated to the Company was $0.5 million and $1.1 million for the three and six months ended June 30, 2016, respectively, as compared to $1.2 million for both the three and six months ended June 30, 2015 and is reflected in the consolidated statement of operations within general and administrative expenses - affiliate and has been treated as an equity contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity.

Restricted Stock Awards

RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.

The following table presents information regarding outstanding RSAs as of June 30, 2016, and changes during the six months ended June 30, 2016:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2016	1,859,616	$2.93
Converted	(619,063)	2.81
Forfeited	(836,476)	2.20
Balance as of June 30, 2016	404,077	$7.78	$4.4

No RSAs were granted during the six months ended June 30, 2016 or 2015. As of June 30, 2016, $0.1 million of total unrecognized compensation cost related to these awards is expected to be recognized over a period of approximately 0.5 years.

Restricted Stock Units

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of June 30, 2016, and changes during the six months ended June 30, 2016:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in Years)
Balance at January 1, 2016	3,208,394
Granted	163,595
Converted	(204,499)
Forfeited	(778,365)
Balance as of June 30, 2016	2,389,125	$26.0	1.1

As of June 30, 2016, $22.7 million of total unrecognized compensation cost related to RSUs is expected to be recognized by SunEdison and the Company over a weighted average period of approximately 2.2 years. The weighted-average fair value of RSUs on the date of grant was $9.96 and $34.37 for the six months ended June 30, 2016 and 2015, respectively.

On March 1, 2016, the Company awarded 87,660 RSUs to certain employees and executive officers of SunEdison and the Company. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant-date fair value of these awards was $0.8 million which will be recognized as compensation cost by SunEdison and the Company on a straight-line basis over the three year service period.

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

On July 28, 2015, SunEdison began recognizing expense related to 199,239 performance-based RSUs granted by the Company to certain employees of First Wind in connection with its acquisition by SunEdison on January 29, 2015. The performance-based awards were issued in three tranches covering the 2015, 2016 and 2017 fiscal year performance periods and are based on the achievement of targets related to additions to SunEdison's renewable energy generation project development pipeline and backlog, the volume of renewable energy generation projects transferred into the Company or SunEdison's warehouse vehicles, and the achievement of cash available for distribution by wind power plants sold to the Company through the First Wind Acquisition agreement. On April 8, 2016, the Company concluded that certain of the performance targets related to the 2015 fiscal year performance period had been met, resulting in the vesting of 57,904 RSUs. During the first quarter of 2016, the Company concluded that meeting the aforementioned performance targets for the 2016 and 2017 fiscal year performance periods is no longer considered probable, resulting in a reversal of previously recognized compensation cost by SunEdison.

Stock Options

The following table presents information regarding outstanding stock options as of June 30, 2016 and changes during the period then ended:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of January 1, 2016	56,250	$29.31
Expired	(56,250)	29.31
Balance as of June 30, 2016	—	$—

As of June 30, 2016, there was no unrecognized compensation cost in relation to outstanding stock options.

14. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share (“EPS”) is based upon the weighted average shares outstanding. Unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.

Basic and diluted (loss) earnings per share of the Company's Class A common stock for the three and six months ended June 30, 2016 and 2015 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic and diluted (loss) earnings per share¹:
Net (loss) income attributable to Class A common stockholders	$(20,907)	$6,800	$(21,388)	$(21,316)
Less: dividends paid on Class A shares and participating RSAs	—	(20,082)	—	(20,082)
Undistributed loss attributable to Class A shares	$(20,907)	$(13,282)	$(21,388)	$(41,398)

Weighted average basic and diluted Class A shares outstanding	90,809	57,961	89,268	53,874

Distributed earnings per share	$—	$0.33	$—	$0.35
Undistributed loss per share	(0.23)	(0.23)	(0.24)	(0.76)
Basic and diluted (loss) earnings per share	$(0.23)	$0.10	$(0.24)	$(0.41)
———

(1)
The computations for diluted loss per share of the Company's Class A common stock for the three and six months ended June 30, 2016 exclude 497,682 of unvested RSAs and 2,389,125 of unvested RSUs because the effect would have been anti-dilutive. The computations for diluted earnings (loss) per share of the Company's Class A common stock for the three and six months ended June 30, 2015 exclude 2,445,464 of unvested RSAs, 2,005,943 of unvested RSUs and 150,000 options to purchase the Company's shares because the effect would have been anti-dilutive.

15. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
SunEdison's non-controlling interest in Terra LLC	$707,373	$897,409
Total non-controlling interests in renewable energy facilities	805,904	858,117
Total non-controlling interests	$1,513,277	$1,755,526

As of June 30, 2016, TerraForm Power owned 65.5% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 34.5% interest shown as a non-controlling interest.

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

The following table presents the activity of the redeemable non-controlling interest balance reported on the unaudited condensed consolidated balance sheet for the six months ended June 30, 2016:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Retained Earnings	Total
Balance as of December 31, 2015	$167,199	$8,512	$175,711
Distributions	(6,423)	—	(6,423)
Acquisition accounting adjustment to redeemable non-controlling interest in acquired renewable energy facility	(780)	—	(780)
Net income	—	11,732	11,732
Balance as of June 30, 2016	$159,996	$20,244	$180,240

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of June 30, 2016, the Company had outstanding letters of credit under the Revolver of $63.6 million and outstanding project-level letters of credit of $163.0 million.

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

Commitments to Acquire Renewable Energy Facilities

As of June 30, 2016, the Company's remaining commitments to acquire renewable energy facilities from SunEdison consisted of $163.2 million to acquire a utility-scale solar generation facility with a combined nameplate capacity of 156.0 MW and $29.3 million to pay the second installment of the purchase price for a utility scale solar generation facility that was acquired from SunEdison in the first quarter of 2016 (see Note 2. Transactions Between Entities Under Common Control). The $163.2 million commitment was terminated in the third quarter of 2016, and the $29.3 million second installment of purchase price was paid to SunEdison during the third quarter of 2016. See Note 17. Related Parties for additional discussion of these commitments.

The Company also had a commitment of $58.7 million to acquire two wind power plants with a combined nameplate capacity of 98.6 MW from Invenergy Wind that expired on July 1, 2016. On January 20, 2017, Invenergy Wind provided notice of termination of the purchase agreement related to these power plants, and as a result, the Company does not expect to purchase these facilities. See Note 4. Acquisitions for additional discussion of this commitment.

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

On June 20, 2016, the Defendants filed a briefing in support of motions to dismiss the case. On August 25, 2016, the parties informed the Delaware Chancery Court that they are discussing settlement. In light of these settlement discussions, the court suspended the deadlines associated with the pending motions to dismiss. On September 27, 2016, the Company reached a settlement agreement with Appaloosa Investment Limited Partnership I to resolve its stockholder derivative suit, as well as derivative claims by stockholders relating to the Vivint Solar transaction. On December 19, 2016, the Chancery Court approved the proposed settlement. The period for appeals has now expired.

Securities Class Action

On April 4, 2016, a securities class action under federal securities laws (Chamblee v. TerraForm Power, Inc., et al., Case No. 1:16-cv-00981-JFM) was filed in the United States District Court for the District of Maryland against the Company and two of its former officers (one of which was also a director of the Company) asserting claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a putative class. The Complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies, including with respect to disclosures regarding SunEdison’s internal controls and the Company's reliance on SunEdison. An amended complaint was filed on September 26, 2016 and a former officer and director of the Company were added as defendants. On October 4, 2016, the Judicial Panel on Multidistrict Litigation transferred this matter to the U.S. District Court for the Southern District of New York (SDNY) for consolidated or coordinated pretrial proceedings. On December 19, 2016, an initial case management conference was held in the multidistrict litigation proceedings in the SDNY. The Court entered an order requiring all parties to the multidistrict litigation to mediate and entered a partial stay of all proceedings through March 31, 2017. The parties are to file a status report on the mediation by March 17, 2017. While the Company cannot predict with certainty the ultimate resolution of this proceeding, the Company believes each of the allegations in this complaint are without merit and intends to contest these allegations vigorously.

Settlement Agreement with Latin America Power Holding

On April 20, 2016, TerraForm Power and Terra LLC (together, the “TerraForm Power Parties”) entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with BTG Pactual Brazil Infrastructure Fund II, L.P., P2 Brasil Private Infrastructure Fund II, L.P., P2 Fund II LAP Co-Invest, L.P., P2 II LAP Co-Invest UK, L.P., GMR Holding B.V. (collectively, the “LAP Shareholders”), and Roberto Sahade, LAP’s chief executive officer (together with the LAP Shareholders and the TerraForm Power Parties, the “Parties”). The Settlement Agreement resolves the disputes between the Parties in connection with the previously announced termination of that certain Amended and Restated Share Purchase Agreement, dated May 19, 2015 (the “Share Purchase Agreement”), among SunEdison Holdings Corporation and the LAP Shareholders, and the guarantee issued by TerraForm Power in connection therewith, relating to the acquisition of Latin America Power Holding, B.V. (“LAP”), that are the subject of an arbitration proceeding (the “Arbitration”). On March 3, 2016, TerraForm Power, SunEdison Holdings Corporation, SunEdison, Inc. and the LAP Shareholders entered into a settlement agreement with respect to the Arbitration (the “March Settlement Agreement”). Subsequent to the execution of the March Settlement Agreement, SunEdison Holdings Corporation failed to make a required payment under the terms of the agreement and as a result the LAP Shareholders recommenced the Arbitration against all parties, including TerraForm Power.

Pursuant to the Settlement Agreement, TerraForm Power made a one-time payment to LAP in the amount of $10.0 million in April of 2016 in exchange for and contingent on the termination of the Arbitration against TerraForm Power. This amount was accrued for as of December 31, 2015. None of the Parties has admitted to any wrongdoing or liability with respect to the claims asserted in the Arbitration, and the Parties have granted each other full releases of any further obligations under the Share Purchase Agreement and related agreements (including the TerraForm Power guarantee). The Settlement Agreement does not impact any claims that the LAP Shareholders or the TerraForm Power Parties may have against SunEdison, Inc. and SunEdison Holdings Corporation in connection with the transactions described above.

Claim relating to First Wind Acquisition

On May 27, 2016, D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) filed an amended complaint for declaratory judgment against the Company and Terra LLC in the Supreme Court of the State of New York alleging breach of contract with respect to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, the Company and Terra LLC and the First Wind Sellers. The amended complaint alleges that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by SunEdison's bankruptcy and by the resignations of two SunEdison employees. The amended complaint further alleges that the Company, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. Defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. Plaintiffs filed an opposition to the motion to dismiss on August 22, 2016. Defendants filed their reply on September 12, 2016. A hearing on the motion to dismiss took place on January 24, 2017. The Company is awaiting a decision on the motion to dismiss.

The Company believes the First Wind Sellers’ allegation is without merit and will contest the claim and allegations vigorously. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

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

Eastern Maine Electric Cooperative Litigation

On November 21, 2016, the Penobscot County Maine Superior Court entered judgment in the amount of $13.6 million against First Wind Holdings, LLC (“First Wind”), an indirect subsidiary of SunEdison, Inc., and several subsidiaries of the Company. The plaintiff filed judgment liens against the defendants which will stay outstanding through the appeals process. The action involved a claimed breach of contract arising out of a contract between First Wind and Eastern Maine Electric Cooperative, Inc. (“EMEC”), under which First Wind, on behalf of itself and its then wholly-owned subsidiaries, agreed to negotiate a definitive agreement to transfer to EMEC a portion of a transmission line. The transmission line is owned, in part, by one of the Company's subsidiaries, and is the sole means of transmitting power from the Rollins, Stetson I, and Stetson II wind farms. The subsidiaries that own these wind farms and the transmission line were acquired by the Company as part of the Company's acquisition of certain of the operating assets of First Wind Holdings. The Company believes all the defendants acted in good faith and the Company’s subsidiaries that are defendants in the action intend to continue to vigorously contest the allegations and appeal the verdict. The judgment was for money damages and, if upheld on appeal, would not be expected to result in a loss of the use of the transmission line by the Company's subsidiaries. The total amount of the judgment was accrued for as of December 31, 2015 and June 30, 2016.

Avoidance Actions

On November 7, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed a motion with the bankruptcy court seeking standing to assert against the Company, on behalf of SunEdison, avoidance claims arising from payments and other intercompany transactions between the Company and SunEdison dating back to the Company’s initial public offering and including drop-down transactions involving the sale of renewable energy facilities by SunEdison to the Company. The Company’s objection to the standing motion was filed on November 29, 2016. The Company expects to vigorously contest this standing motion and, if standing is granted, the underlying avoidance claims. As described in Note 17. Related Parties, TerraForm Power has been engaged in settlement discussions with SunEdison to resolve, among other matters, intercompany claims in connection with the SunEdison Bankruptcy. While these settlement discussions remain ongoing and there can be no guarantee that a settlement will be reached, the Company believes that a successful settlement could facilitate the Company’s exploration of strategic alternatives and the U.K. Transaction. Any settlement would be subject to the approval of the bankruptcy court in the SunEdison Bankruptcy. Given the preliminary nature of the claims, the Company is unable to provide any assurances as to the ultimate outcome of these claims or that an adverse resolution of a legal proceeding, if commenced, would not have a material adverse effect on the Company’s consolidated financial position and results of operations.

17. RELATED PARTIES

SunEdison Bankruptcy

The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely substantially on SunEdison for funding or liquidity and believes that it will have sufficient liquidity to support its ongoing operations. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy. However, there is a risk that an interested party in the SunEdison Bankruptcy could request that the assets and liabilities of the Company be substantively consolidated with SunEdison and that the Company and/or its assets and liabilities be included in the SunEdison Bankruptcy. While it has not been requested to date and the Company believes there is no basis for substantive consolidation in its circumstances, the Company cannot assure you that substantive consolidation will not be requested in the future or that the bankruptcy court would not consider it.

As discussed below, the Company and SunEdison are parties to multiple agreements, including the Management Services Agreement ("MSA"), project-level O&M and asset management agreements, engineering procurement and construction agreements, and other support agreements, including modules warranties with respect to SunEdison produced modules. Moreover, at the time of the Company's IPO, SunEdison and the Company entered into the "Sponsor Arrangement," a complex contractual arrangement setting forth the terms and conditions of SunEdison's sponsorship of the Company, which included, among other things, the MSA, Interest Payment Agreement and Support Agreement. The Company believes that the Sponsor Arrangement comprises a single integrated transaction. The agreements comprising the Sponsor Arrangement are set forth in separate documents and discussed individually in this Form 10-Q. However, the elements of the Sponsor Arrangement are closely related and a default under one element may be a defense to, or excuse performance under, another element. SunEdison and its various stakeholders have expressed disagreement with this view of the Sponsor Arrangements and can be expected to contest any such assertion in connection with the SunEdison Bankruptcy.

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

Update on Settlement Discussions with SunEdison

On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy, which was amended on October 7, 2016. As previously disclosed, the Company has been engaged in settlement discussions with SunEdison to resolve, among other matters, intercompany claims in connection with the SunEdison Bankruptcy. On January 20, 2017, TerraForm Power and Terra LLC, entered into a memorandum of understanding (the “MOU”) with SunEdison, TerraForm Global, Inc. (“TerraForm Global” and, together with TerraForm Power, the “Yieldcos”) and TerraForm Global, LLC (“GLBL LLC”), a subsidiary of TerraForm Global. The MOU outlines potential settlements of claims (i) between SunEdison and its affiliated debtors and non-debtors (excluding the Yieldcos) and their respective employees, officers, directors, agents and representatives in their capacities as such (the "SunEdison Parties"), on the one hand, and TerraForm Power (for itself and on behalf of Terra LLC and Terra Operating LLC) (collectively, "TERP"), and TERP's employees, officers, directors, agents and representatives in their capacities as such, on the other hand (the "TERP Intercompany Claims"); and (ii) between the SunEdison Parties, on the one hand, and TerraForm Global (for itself and on behalf of GLBL LLC and TerraForm Global Operating, LLC) (collectively, “GLBL”) and GLBL' s employees, officers, directors, agents and representatives in their capacities as such, on the other hand (the “GLBL Intercompany Claims”), in each case in connection with the SunEdison Bankruptcy and including, in each case, any avoidance actions and preference claims the SunEdison Parties may have. The MOU has been approved by the respective boards of directors of TerraForm Power, SunEdison and TerraForm Global. TerraForm Power's board of directors approved the MOU upon the recommendation of its independent members who do not also serve on the board of directors of TerraForm Global. The settlement of the TERP Intercompany Claims and the GLBL Intercompany Claims is subject to the approval of the bankruptcy court in the SunEdison Bankruptcy (the “Bankruptcy Court”).

On January 27, 2017, January 29, 2017 and February 1, 2017, the Yieldcos, Terra LLC, GLBL LLC and SunEdison modified the MOU to extend, from January 27, 2017 to February 7, 2017, the deadline under the MOU for agreeing to the terms of definitive settlement agreements. Under the MOU, as modified, the Yieldcos, Terra LLC, GLBL LLC and SunEdison will work in good faith toward agreeing to the terms of two separate settlement agreements, one for each Yieldco, as promptly as practicable on or before February 7, 2017. The Company expects that SunEdison will condition its motion for Bankruptcy Court approval of each settlement agreement upon Bankruptcy Court approval of the other settlement agreement. In addition, TERP and SunEdison will work to document a transaction for the sale of all or part of TERP in parallel with a separate effort by GLBL and SunEdison to document a transaction for the sale of all or part of GLBL (each an “M&A Transaction”), with each M&A Transaction requiring the approval by the applicable Yieldco and SunEdison. The obligation to work toward the M&A Transaction terminates if the Yieldcos and SunEdison have not executed and delivered settlement agreements on or before February 7, 2017.

The MOU contains certain non-binding proposed settlement terms (the “Proposed Settlement Terms”) to resolve the complex legal relationship between the applicable Yieldco and SunEdison arising out of SunEdison’s sponsorship of such Yieldco, including, among other things, an allocation of the total consideration paid in connection with an M&A Transaction and, with certain exceptions, the full mutual release of all TERP Intercompany Claims. At the closing of the TERP M&A Transaction, in exchange for its Class B common stock of TerraForm Power, Class B units of Terra LLC, incentive distribution rights and all other interests in TERP, SunEdison would receive consideration equal to 36.9% of the total consideration paid to all of the Company’s stockholders, reflecting the settlement of TERP Intercompany Claims, incentive distribution rights and other factors considered by the board of directors of the Company. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Power. At the closing of the GLBL M&A Transaction, in exchange for its Class B common stock of TerraForm Global, Class B units of GLBL LLC, incentive distribution rights and all other interests in GLBL, SunEdison would receive consideration equal to 25.0% of the total consideration paid to all TerraForm Global stockholders, reflecting the settlement of GLBL Intercompany Claims, incentive distribution rights and other factors considered by the board of directors of TerraForm Global. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Global (including SunEdison, solely in its capacity as a holder of Class A common stock of TerraForm Global immediately prior to the closing of such M&A Transaction).

The Proposed Settlement Terms are not legally binding on any party to the MOU and are subject to a number of conditions and contingencies, including each of the Yieldcos and SunEdison entering into final settlement agreements before February 7, 2017, each of the Yieldcos entering into an M&A Transaction (and all documents with respect thereto) jointly approved by the applicable Yieldco and SunEdison by April 1, 2017 and approval of each settlement agreement by the Bankruptcy Court by April 1, 2017, which date may be extended until April 15, 2017 if approval of the settlement agreements is a contested matter that SunEdison is prosecuting in good faith. The settlement agreements will automatically terminate if approval of the Bankruptcy Court is not obtained and will be terminable if the applicable jointly approved M&A Transaction terminates prior to closing or if other customary milestones are not met or termination rights are triggered. There is no assurance that the Yieldcos and SunEdison will enter into binding settlement agreements, and there is no assurance as to the final terms or timing of any such settlement agreements.

Management Services Agreement

Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology, and communications, but stopped providing (or reimbursing the Company) for other services pursuant to the MSA. If SunEdison rejects, or seeks to substantially renegotiate the MSA due to the SunEdison Bankruptcy, the Company may bear these actual costs in future periods.

Costs for the management and administrative services that SunEdison has continued providing or reimbursing the Company for pursuant to the MSA are included within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations, and costs for services that SunEdison has stopped providing or reimbursing the Company for are now included within general and administrative expenses. General and administrative expenses - affiliate were $2.2 million and $7.7 million for the three and six months ended June 30, 2016, respectively, and $17.9 million and $24.8 million, respectively, for the same periods in 2015 as reported in the unaudited condensed consolidated statements of operations. Pursuant to the MSA, cash consideration paid by the Company for these services for the three and six months ended June 30, 2016 totaled $1.7 million and $3.5 million, respectively, and $1.3 million and $2.0 million, respectively, for the same periods in 2015. General and administrative expenses - affiliate in excess of cash consideration paid by the Company have been treated as an equity contribution from SunEdison in all periods.

O&M and Asset Management Services

O&M services, as well as asset management services, are substantially provided to the Company by SunEdison pursuant to contractual agreements. Costs incurred for these services were $8.9 million and $15.7 million during the three and six months ended June 30, 2016, respectively, and were $4.2 million and $7.8 million, respectively, during the same periods in 2015. These costs are reported as cost of operations - affiliate in the unaudited condensed consolidated statements of operations. In addition, in conjunction with the First Wind Acquisition, SunEdison committed to reimburse the Company for capital expenditures and operation and maintenance labor fees in excess of budgeted amounts (not to exceed $53.9 million through 2019) for certain of its wind power plants. During the six months ended June 30, 2015, the Company received contributions pursuant to this agreement of $2.2 million. As a result of the SunEdison Bankruptcy, no amounts were received during 2016.

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

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison, pursuant to which SunEdison would pay all of the scheduled interest on a term loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). Interest expense incurred under the Term Loan was reflected in the unaudited condensed consolidated statement of operations and the reimbursement for such costs was treated as an equity contribution from SunEdison. The Company received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the six months ended June 30, 2015. No amounts were received during 2016 as the remaining outstanding principal balance of the Term Loan was fully repaid on January 28, 2015.

On January 28, 2015, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. Pursuant to the Amended Interest Payment Agreement, SunEdison agreed to pay amounts equal to a portion of each scheduled interest payment of the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts were to be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the Interest Payment Agreement, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the Interest Payment Agreement) would not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison is not obligated to pay any amounts payable under the Senior Notes due 2023 in connection with an acceleration of the indebtedness thereunder. The Company received $8.0 million from SunEdison pursuant to the Amended Interest Payment Agreement during the six months ended June 30, 2016, which was received in the first quarter of 2016. As of the first quarter of 2016, the Company had received a cumulative of $24.0 million under the Interest Payment Agreement and Amended Interest Payment Agreement from SunEdison with $24.0 million of scheduled payments due in future periods.

On July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement. The notice alleges that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts. Although the Company does not expect SunEdison to perform under the Amended Interest Payment Agreement going forward, it intends to contest the validity of the termination notice and asserted a claim in the SunEdison Bankruptcy as discussed above.

Support Agreement and Intercompany Agreement

The Company entered into the Project Support Agreement with SunEdison (the "Support Agreement") on July 23, 2014, which provided the Company the option to purchase additional renewable energy facilities from SunEdison in 2015 and 2016. The Support Agreement also provided the Company a right of first offer with respect to certain other renewable energy facilities. During the six months ended June 30, 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison under the Project Support Agreement (see Note 2. Transactions Between Entities Under Common Control).

In connection with the First Wind Acquisition, the Company and SunEdison entered into an agreement (the "Intercompany Agreement") pursuant to which the Company was granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison. During the six months ended June 30, 2016, the Company did not acquire any renewable energy facilities from SunEdison under the Intercompany Agreement.

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

Due to SunEdison, net

Subsequent to the SunEdison Bankruptcy, certain of the Company's expenses are still being reimbursed by SunEdison pursuant to the MSA and any of these expenses not reimbursed by SunEdison as of the balance sheet date are reported as a receivable from SunEdison. Additionally, all amounts incurred by the Company and not paid as of the balance sheet date for renewable energy facilities acquired from SunEdison or for asset management and O&M services received from SunEdison are reported as a payable to SunEdison. As of June 30, 2016 and December 31, 2015, the Company had a net payable to SunEdison of $26.6 million and $26.6 million, respectively, which is reported as Due to SunEdison, net in the unaudited condensed consolidated balance sheets. As a result of the SunEdison Bankruptcy, the Company recognized a $0.8 million loss within loss on receivables - affiliate in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2016 related to recording a bad debt reserve for outstanding receivables from the SunEdison Debtors. No amount was recognized for the same period in 2015 or three months ended June 30, 2016.

Incentive Distribution Rights

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Amended and Restated Operating Agreement of Terra LLC which granted SunEdison 100% of the Incentive Distribution Rights ("IDRs") of Terra LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. As of June 30, 2016 and December 31, 2015, SunEdison held 100% of the IDRs. SunEdison has pledged the IDRs as collateral under its DIP financing and its first and second lien credit facilities and second lien secured notes. As of June 30, 2016 and December 31, 2015, there were no Class B1 units of Terra LLC outstanding. There were no payments for IDRs made by the Company during the six months ended June 30, 2016 and 2015.

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of December 31, 2015, the Company had open commitments of $240.9 million in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 195.5 MW from SunEdison. Over the course of 2016, the Company has focused on acquiring, terminating or resolving its commitments to acquire renewable energy facilities from SunEdison in order to align its future commitments with current market conditions. As of June 30, 2016, the Company still had a remaining commitment of $163.2 million to acquire a utility-scale solar generation facility with a combined nameplate capacity of 156.0 MW and a commitment of $29.3 million to pay the second installment of the purchase price for a utility scale solar generation facility that was acquired from SunEdison in the first quarter of 2016 (see Note 2. Transactions Between Entities Under Common Control). The $163.2 million commitment was terminated in the third quarter of 2016, and the $29.3 million second installment of purchase price was paid to SunEdison during the third quarter of 2016. As a result, all outstanding commitments that existed as of December 31, 2015 expired or were extinguished through termination or project acquisitions in 2016, except as described below with respect to the Invenergy Wind option agreements. The reduction in the Company's commitment amount from SunEdison during 2016 is detailed in the table below:

					Cash Committed
Description	Facility Category	Facility Type	Location	MW	(in thousands)
As of December 31, 2015[1]				195.5	$240,896
Acquired[2]	Distributed Generation	Solar	U.S.	(1.2)	(3,085)
Acquired[3]	Utility	Solar	U.S.	(18.0)	(36,591)
Terminated	Utility	Solar	U.S.	(159.8)	(168,396)
Terminated	Residential	Solar	U.S.	—	(3,808)
Expired	Distributed Generation	Solar	U.S.	(16.5)	(29,016)
As of December 31, 2016				—	$—
————

(1)
Excludes the estimated commitment of $814.8 million to acquire 479.3 MW of residential solar generation facilities that were expected to be acquired from SunEdison upon SunEdison's merger with Vivint Solar Inc. due to the merger being terminated on March 7, 2016. As a result of the termination of the merger, the Company's obligation to purchase these assets was also terminated. Also excludes the cash of $16.9 million due to SunEdison for the second installment of purchase prices for renewable energy facilities that were acquired from SunEdison during the year ended December 31, 2015, which was paid to SunEdison during the first quarter of 2016.

(2)	The preliminary purchase prices for these distributed generation facilities were reduced from $3.1 million to $2.8 million pursuant to the terms of the relevant agreements.

(3)
The preliminary purchase price for this utility scale solar facility was reduced from $36.6 million to $36.2 million pursuant to the terms of the relevant agreements. $7.0 million was paid to SunEdison on the date of acquisition of this facility in the first quarter of 2016 and the second installment of the purchase price of $29.3 million was paid to SunEdison during the third quarter of 2016.

In connection with the Invenergy Wind Acquisition as discussed in Note 4. Acquisitions, SunEdison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the acquired companies. Simultaneously, Terra LLC entered into a back to back option agreement with SunEdison LLC on substantially identical terms. The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. SunEdison LLC is a debtor in the SunEdison Bankruptcy. As such, SunEdison LLC may assume, assume and assign or reject its Option Agreement. If SunEdison LLC rejects its Option Agreement with Invenergy, the Company would not expect to be obligated to perform on its Option Agreement with SunEdison LLC, although the Company cannot assure that result. Amounts related to the Company's option agreement are not included in the commitment amounts discussed above.

18. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments include the Company's entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility, and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind, and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three and six months ended June 30, 2016 and 2015 were earned by the Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$117,587	$69,714	$—	$187,301	$95,468	$34,578	$—	$130,046
Depreciation, accretion and amortization expense	29,085	31,875	71	61,031	29,537	8,599	—	38,136
Other operating costs and expenses	19,563	25,566	18,583	63,712	15,821	5,979	30,429	52,229
Interest expense, net	48,915	22,678	29,706	101,299	19,047	94	16,820	35,961
Other non-operating (income) expenses, net	(2,480)	13	6,785	4,318	(12,718)	(1,318)	(12,592)	(26,628)
Income tax expense¹	—	—	1,878	1,878	—	—	1,214	1,214
Net income (loss)	$22,504	$(10,418)	$(57,023)	$(44,937)	$43,781	$21,224	$(35,871)	$29,134

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$188,735	$152,483	$—	$341,218	$143,838	$56,723	$—	$200,561
Depreciation, accretion and amortization expense	60,894	59,002	142	120,038	55,292	14,735	—	70,027
Other operating costs and expenses	38,132	47,494	40,491	126,117	30,828	18,992	52,996	102,816
Interest expense, net	67,345	43,729	59,219	170,293	35,385	851	36,580	72,816
Other non-operating (income) expenses, net	(1,231)	219	2,249	1,237	(12,292)	7,117	13,434	8,259
Income tax expense¹	—	—	1,975	1,975	—	—	1,169	1,169
Net income (loss)	$23,595	$2,039	$(104,076)	$(78,442)	$34,625	$15,028	$(104,179)	$(54,526)
Balance Sheet
Total assets²	$3,841,895	$3,704,816	$558,034	$8,104,745	$3,923,186	$3,765,486	$528,737	$8,217,409
———

(1)	Income tax expense is not allocated to the Company's Solar and Wind segments.

(2)	Represents total assets as of June 30, 2016 and December 31, 2015, respectively.

19. OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2016:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(11,733)	$34,633	$22,900
Net unrealized gain (loss) arising during the period	3,716	(46,606)	(42,890)
Reclassification of net realized loss (gain) into earnings:
Interest expense, net	—	22,550	22,550
Operating revenues, net	—	(10,047)	(10,047)
Other comprehensive income (loss)	$3,716	$(34,103)	$(30,387)
Accumulated other comprehensive (loss) income	(8,017)	530	(7,487)
Other comprehensive income (loss) attributable to non-controlling interests	1,497	(13,166)	(11,669)
Balance as of June 30, 2016	$(9,514)	$13,696	$4,182

The following tables present each component of other comprehensive loss and the related tax effects for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016			June 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized (loss) gain arising during the period	$(2,857)	$—	$(2,857)	$3,852	$—	$3,852
Hedging activities:
Net unrealized loss arising during the period	(13,641)	—	(13,641)	(4,569)	—	(4,569)
Reclassification of net realized loss into earnings	12,134	—	12,134	350	—	350
Net change	(1,507)	—	(1,507)	(4,219)	—	(4,219)
Other comprehensive loss	$(4,364)	$—	(4,364)	$(367)	$—	(367)
Less: Other comprehensive (loss) income attributable to non-controlling interests, net of tax			(2,360)			2,807
Less: Pre-acquisition other comprehensive loss of renewable energy facilities acquired from SunEdison			—			(4,997)
Other comprehensive (loss) income attributable to Class A common stockholders			$(2,004)			$1,823

	Six Months Ended
	June 30, 2016			June 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized gain arising during the period	$3,716	$—	$3,716	$577	$—	$577
Hedging activities:
Net unrealized (loss) gain arising during the period	(46,606)	—	(46,606)	5,683	—	5,683
Reclassification of net realized loss into earnings	12,503	—	12,503	3,207	—	3,207
Net change	(34,103)	—	(34,103)	8,890	—	8,890
Other comprehensive (loss) income	$(30,387)	$—	(30,387)	$9,467	$—	9,467
Less: Other comprehensive (loss) income attributable to non-controlling interests, net of tax			(11,669)			1,113
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison			—			7,503
Other comprehensive (loss) income attributable to Class A common stockholders			$(18,718)			$851

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (together with TerraForm Power, the "Company") is a dividend growth-oriented company formed to own and operate contracted clean power generation assets. The Company's business objective is to acquire assets with high-quality contracted cash flows, primarily from owning clean power generation assets serving utility, commercial and residential customers. The Company's portfolio consists of renewable energy facilities located in the United States, Canada, the United Kingdom, and Chile with a combined nameplate capacity of 2,983.1 MW as of December 31, 2016.

TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC"). TerraForm Power is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC.

Recent Developments

Information regarding recent developments appears in "Item 1. Business - Recent Developments," in the Company's 2015 annual report on Form 10-K, which was filed on December 5, 2016 and is incorporated herein by reference. Recent developments that have occurred subsequent to December 5, 2016 are discussed below.

Transition to Standalone Operations

The Company is transitioning away from its historical reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure, and the operation, maintenance and asset management of our power plants. As part of this transition, as of January 1, 2017, certain employees of SunEdison who provided dedicated services to the Company were hired directly by the Company. The Company expects to continue to evaluate its employee retention and incentive plans, as well. The Company currently depends on a substantial number of outside contractors and SunEdison employees for its continuing operations. We expect to make offers of employment to certain of these SunEdison employees. We continue to execute on the other aspects of our plan to implement a stand-alone organization.

Corporate Governance Changes

Resignation of Mr. David Springer from the Board

On December 20, 2016, Mr. David Springer resigned from his position as a director of the Board. The resignation was contingent upon, and effective immediately prior to, the election of Mr. David Pauker as a director of the Board. Mr. Springer’s resignation was not the result, in whole or in part, of any disagreement with the Company.

Election of Mr. David Pauker to the Board

On December 20, 2016, the Board voted to elect Mr. David Pauker to be a member of the Board effective immediately. The Company believes that Mr. Pauker qualifies as an independent director under applicable stock exchange rules. In connection with the election of Mr. Pauker to the Board, the Board consulted with various parties, including SunEdison, Inc., the Company's controlling shareholder, which suggested Mr. Pauker as a board candidate.

Reconstitution of the Corporate Governance and Conflicts Committee

On February 3, 2017, the Board appointed Ms. Kerri Fox and Messrs. Edward “Ned” Hall, Marc Rosenberg and David Pauker to the Corporate Governance and Conflicts Committee of the Board (the “Conflicts Committee”), effective immediately upon the resignation of Messrs. Christopher Compton, Hanif “Wally” Dahya and John F. Stark from the Conflicts Committee. Messrs. Compton, Dahya and Stark resigned from the Conflicts Committee on February 3, 2017. As a result of these changes, the Conflicts Committee consists of four members, Ms. Fox and Messrs. Hall, Rosenberg and Pauker. Mr. Hall serves as the Chairperson of the Conflicts Committee.

Additionally, on February 3, 2017, the members of the Conflicts Committee of Terra LLC (the “LLC Conflicts Committee”) appointed Ms. Fox and Messrs. Hall, Rosenberg and Pauker to the LLC Conflicts Committee, effective immediately upon the resignation of Messrs. Compton, Dahya and Stark from the LLC Conflicts Committee. Messrs. Compton, Dahya and Stark resigned from the LLC Conflicts Committee on February 3, 2017. As a result of these changes, the LLC Conflicts Committee consists of four members, Ms. Fox and Messrs. Hall, Rosenberg and Pauker.

Creation of Compensation Committee

For purposes of the applicable stock exchange rules, the Company is a “controlled company.” As a controlled company, the Company relies upon certain exceptions, including with respect to establishing a compensation committee or nominating committee. While the Company remains able to rely upon such exceptions, on February 3, 2017, the Board created a Compensation Committee of the Board (the “Compensation Committee”).

The Compensation Committee is responsible for, among other matters: (i) reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, (ii) determining, or recommending to the Board for determination, the Chief Executive Officer’s compensation level based on this evaluation, (iii) determining, or recommending to the Board for determination, the compensation of directors and all other executive officers, (iv) discharging the responsibility of the Board with respect to the Company’s incentive compensation plans and equity-based plans, (v) overseeing compliance with respect to compensation matters, (vi) reviewing and approving severance or similar termination payments to any current or former executive officer of the Company, and (vii) preparing an annual Compensation Committee Report, if required by applicable SEC rules.

Notification Letter from Nasdaq Regarding 2016 Annual Meeting

Nasdaq Listing Rule 5620(a) (the "Annual Meeting Rule") requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company's fiscal year. The Company did not hold an annual meeting during 2016, and therefore, the Company is not in compliance with the Annual Meeting Rule. On January 4, 2017, the Company received a notification letter from a Senior Director of Nasdaq Listing Qualifications, which stated that the Company's failure to hold its annual meeting by December 31, 2016 serves as an additional basis for delisting the Company's securities and that the hearings panel will consider this matter in their decision regarding the Company's continued listing on The Nasdaq Global Select Market. On January 11, 2017, the Company submitted a response requesting an extension to hold an annual meeting and regain compliance with the Annual Meeting Rule. There is no assurance that the hearings panel will grant an extension or of the length of time of any extension granted.

Delayed Filing of 2016 10-K and First Quarter 2017 Form 10-Q

The Company is continuing its efforts to regain compliance with Nasdaq’s continued listing requirements with respect to its delayed SEC periodic reports, with significant progress made by filing in December 2016 its Form 10-K for 2015 and its Form 10-Q for the first quarter of 2016 and by filing this Form 10-Q for the second quarter of 2016. However, due to the time and resources required to complete its delayed SEC periodic reports, including its Form 10-K for the year ended December 31, 2015 and its Forms 10-Q for the first and second quarters of 2016, the Company has experienced delays in its ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in its Form 10-Q for the third quarter of 2016 and its Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) and subsequent quarterly reports. The Company currently does not expect to be able to file the 2016 10-K by the SEC filing deadline in March 2017 or its Form 10-Q for the first quarter of 2017 by the SEC filing deadline in May 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be included in its periodic filings with the SEC. There can be no assurance that the Company’s future periodic reports will not be delayed for similar reasons. Continued delays in the filing of the Company’s periodic reports with the SEC could have a material adverse effect on the Company. See “Continued delays in the filing of our periodic reports with the SEC, further delays in the preparation of audited financial statements at the project level and delay in holding the Company's 2016 annual meeting of stockholders, could have a material adverse effect,” in Part II, Item 1A. of this quarterly report on Form 10-Q for additional information, including certain of the risks associated with these delays.

Entry into sale and purchase agreement for the U.K. Portfolio

On January 5, 2017, TerraForm Power Operating, LLC (“Terra Operating LLC”), SunEdison Yieldco UK Holdco 2,

LLC (the “Seller”), a wholly owned subsidiary of Terra Operating LLC, and Vortex Solar UK Limited (“Vortex”), a company registered in England and Wales, entered into a sale and purchase agreement (the “SPA”) to sell a portfolio of 24 operating solar projects in the United Kingdom representing 365.0 MW (the “U.K. Portfolio”) to Vortex (the “U.K. Transaction”). Terra Operating LLC expects to receive approximately $208 million of proceeds (USD equivalent on the date of the SPA) from the Transaction (comprising consideration payable and debt being repaid on behalf of the U.K. Portfolio to Terra Operating LLC), net of transaction expenses and distributions, and subject to certain adjustments. In addition, the U.K. Transaction would remove GBP 301.3 million (equivalent of approximately $370 million on the date of the SPA) in non-recourse project debt at the U.K. Portfolio level (the “Existing Debt”) from the Company's consolidated balance sheet. The closing of the U.K. Transaction is subject to certain conditions, including: (i) satisfaction of certain customary conditions precedent, including the satisfaction of certain obligations of the U.K. Portfolio under the Existing Debt, receipt of antitrust approval and the performance of the respective obligations of each of the parties to the SPA; and (ii) the satisfaction of certain conditions precedent relating to the chapter 11 proceedings of SunEdison, Inc. (the “SunEdison Bankruptcy”) and the outcome of the previously announced settlement discussions between TerraForm Power and SunEdison. Vortex’s payment obligations following satisfaction of these conditions are supported by parent equity commitment letters, as well as an obligation to fund an escrow at a credit-worthy U.K.-based bank.

Either party may terminate the SPA if the U.K. Transaction has not closed by July 31, 2017. In addition, in the event that by April 15, 2017, either (i) TerraForm Power has not entered into a definitive transaction meeting certain criteria in connection with the previously announced strategic alternatives process or (ii) certain conditions precedent relating to the SunEdison Bankruptcy and the outcome of the previously announced settlement discussions between TerraForm Power and SunEdison have not been satisfied, and Vortex has not waived the outstanding conditions precedent, either the Seller or Vortex may terminate the SPA by notice to the other.

In connection with the U.K. Transaction, pursuant to the SPA the Seller has given certain warranties to Vortex relating to the condition of the U.K. Portfolio, which are subject to customary limitations. The Seller’s obligations under the SPA are guaranteed by Terra Operating LLC; however those obligations are subject to market standard limitations on liability and de minimis thresholds. In connection with the Transaction, Terra Operating LLC has entered into an agreement to indemnify Vortex for certain liabilities and expenses arising out of the SunEdison Bankruptcy. Terra Operating LLC and the Seller also expect to provide a market standard tax indemnity to Vortex at the closing of the U.K. Transaction. The U.K. Transaction is expected to close in the first half of 2017.

Update on Settlement Discussions with SunEdison

As previously disclosed, the Company has been engaged in settlement discussions with SunEdison to resolve, among other matters, intercompany claims in connection with the SunEdison Bankruptcy. On January 20, 2017, the Company and Terra LLC, entered into a memorandum of understanding (the “MOU”) with SunEdison, TerraForm Global, Inc. (“TerraForm Global” and, together with TerraForm Power, the “Yieldcos”) and TerraForm Global, LLC (“GLBL LLC”), a subsidiary of TerraForm Global. The MOU outlines potential settlements of claims (i) between SunEdison and its affiliated debtors and non-debtors (excluding the Yieldcos) and their respective employees, officers, directors, agents and representatives in their capacities as such (the "SunEdison Parties"), on the one hand, and TerraForm Power (for itself and on behalf of Terra LLC and TerraForm Power Operating LLC) (collectively, "TERP"), and TERP's employees, officers, directors, agents and representatives in their capacities as such, on the other hand (the "TERP Intercompany Claims"); and (ii) between the SunEdison Parties, on the one hand, and TerraForm Global (for itself and on behalf of GLBL LLC and TerraForm Global Operating, LLC) (collectively, “GLBL”) and GLBL' s employees, officers, directors, agents and representatives in their capacities as such, on the other hand (the “GLBL Intercompany Claims”), in each case in connection with the SunEdison Bankruptcy and including, in each case, any avoidance actions and preference claims the SunEdison Parties may have. The MOU has been approved by the respective boards of directors of TerraForm Power, SunEdison and TerraForm Global. TerraForm Power's board of directors approved the MOU upon the recommendation of its independent members who do not also serve on the board of directors of TerraForm Global. The settlement of the TERP Intercompany Claims and the GLBL Intercompany Claims is subject to the approval of the bankruptcy court in the SunEdison Bankruptcy (the “Bankruptcy Court”).

On January 27, 2017, January 29, 2017 and February 1, 2017, the Yieldcos, Terra LLC, GLBL LLC and SunEdison modified the MOU to extend, from January 27, 2017 to February 7, 2017, the deadline under the MOU for agreeing to the terms of definitive settlement agreements. Under the MOU, as modified, the Yieldcos, Terra LLC, GLBL LLC and SunEdison will work in good faith toward agreeing to the terms of two separate settlement agreements, one for each Yieldco, as promptly as practicable on or before February 7, 2017. The Company expects that SunEdison will condition its motion for Bankruptcy Court approval of each settlement agreement upon Bankruptcy Court approval of the other settlement agreement. In addition, TERP and SunEdison will work to document a transaction for the sale of all or part of TERP in parallel with a separate effort by GLBL and SunEdison to document a transaction for the sale of all or part of GLBL (each an “M&A Transaction”), with each M&A Transaction requiring the approval by the applicable Yieldco and SunEdison. The obligation to work toward the M&A Transaction terminates if the Yieldcos and SunEdison have not executed and delivered settlement agreements on or before February 7, 2017.

The MOU contains certain non-binding proposed settlement terms (the “Proposed Settlement Terms”) to resolve the complex legal relationship between the applicable Yieldco and SunEdison arising out of SunEdison’s sponsorship of such Yieldco, including, among other things, an allocation of the total consideration paid in connection with an M&A Transaction and, with certain exceptions, the full mutual release of all TERP Intercompany Claims. At the closing of the TERP M&A Transaction, in exchange for its Class B common stock of TerraForm Power, Class B units of Terra LLC, incentive distribution rights and all other interests in TERP, SunEdison would receive consideration equal to 36.9% of the total consideration paid to all of the Company’s stockholders, reflecting the settlement of TERP Intercompany Claims, incentive distribution rights and other factors considered by the board of directors of the Company. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Power. At the closing of the GLBL M&A Transaction, in exchange for its Class B common stock of TerraForm Global, Class B units of GLBL LLC, incentive distribution rights and all other interests in GLBL, SunEdison would receive consideration equal to 25.0% of the total consideration paid to all TerraForm Global stockholders, reflecting the settlement of GLBL Intercompany Claims, incentive distribution rights and other factors considered by the board of directors of TerraForm Global. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Global (including SunEdison, solely in its capacity as a holder of Class A common stock of TerraForm Global immediately prior to the closing of such M&A Transaction).

The Proposed Settlement Terms are not legally binding on any party to the MOU and are subject to a number of conditions and contingencies, including each of the Yieldcos and SunEdison entering into final settlement agreements before February 7, 2017, each of the Yieldcos entering into an M&A Transaction (and all documents with respect thereto) jointly approved by the applicable Yieldco and SunEdison by April 1, 2017 and approval of each settlement agreement by the Bankruptcy Court by April 1, 2017, which date may be extended until April 15, 2017 if approval of the settlement agreements is a contested matter that SunEdison is prosecuting in good faith. The settlement agreements will automatically terminate if approval of the Bankruptcy Court is not obtained and will be terminable if the applicable jointly approved M&A Transaction terminates prior to closing or if other customary milestones are not met or termination rights are triggered. There is no assurance that the Yieldcos and SunEdison will enter into binding settlement agreements, and there is no assurance as to the final terms or timing of any such settlement agreements.

Exclusivity with Brookfield Asset Management Inc.

As previously disclosed, the Company has been exploring and evaluating potential strategic alternatives to maximize stockholder value, including a merger or sale of its entire business or other business combinations or sponsorship arrangements. On January 20, 2017, TerraForm Power and Terra LLC entered into an exclusivity agreement (the “Exclusivity Agreement”) with Brookfield Asset Management Inc. (“Brookfield”), which is subject to customary terms and conditions. Under the Exclusivity Agreement, subject to early termination under certain circumstances, the Company has agreed to negotiate exclusively with Brookfield in connection with a possible negotiated business combination transaction between the Company and Brookfield until the earlier of the execution of a definitive agreement for such transaction and 11:59 p.m. New York City time on February 21, 2017. There is no assurance that the Company and Brookfield will enter into a definitive agreement for a potential transaction and there is no assurance as to the form, terms or timing of any transaction even if an agreement is reached between the parties. The final form and terms of any such transaction, including any consideration ultimately received by TerraForm Power’s stockholders in such transaction, and any conditions to closing, may be materially different from the terms contained in Brookfield’s proposals. These and other risks and uncertainties relating to our exploration of strategic alternatives may, among other things, create uncertainties for our future business strategy, disrupt our business or adversely impact our revenue, operating results and financial condition.

Residential Portfolio Sale

During the second half of 2016, we began exploring a sale of substantially all of our portfolio of residential rooftop solar assets located in the United States through a strategic sales process. Our preliminary analysis indicates that the carrying value exceeds the fair value less costs to sell by approximately $9 million. We cannot give any assurance as to when or if we will complete any such sale or to the price we will receive for such assets.

Growth of Our Portfolio

The following table provides an overview of the growth of our portfolio from December 31, 2015 through December 31, 2016:

					Weighted Average Remaining Duration of PPA (Years)²
			Net Nameplate Capacity (MW)¹	Number of Sites
Description	Source	Facility Type
Total Portfolio as of December 31, 2015[3]			2,966.9	3,054	16
Additions to the Blackhawk Solar Portfolio	SunEdison	Solar	18.0	1	19
Additions to the SUNE XVIII portfolio	SunEdison	Solar	1.2	3	19
Additions to the MPI portfolio	Third Party	Solar	0.9	3	16
Resi 2015 Portfolio I cancellations	SunEdison	Solar	(4.0)	(560)	N/A
Adjustment to Duke Operating sites[4]	SunEdison	Solar	—	2	N/A
Total Portfolio as of December 31, 2016[5]			2,983.1	2,503	15
——————

(1)
Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities. Further note total amounts within the table above due not foot due to rounding.

(2)	Calculated as of December 31, 2015 and December 31, 2016, respectively.

(3)	Includes 36.1 MW of solar generation facilities that were under construction as of December 31, 2015.

(4)	Reflects an adjustment to number of sites.

(5)	All facilities were in operation as of December 31, 2016.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, the United Kingdom and Chile with a combined net nameplate capacity of 2,983.1 MW as of December 31, 2016. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. Our PPAs have a weighted average (based on MW) remaining life of 15 years as of December 31, 2016.

The following table lists the renewable energy facilities that comprise our portfolio as of December 31, 2016:

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²	Counterparty Credit Rating[3]
Solar Distributed Generation:
CD DG Portfolio	U.S.	77.8	77.8	42	16	A / Aa3
DG 2015 Portfolio 2	U.S.	48.1	48.1	30	19	AA- / Aa3
U.S. Projects 2014	U.S.	45.4	45.4	41	18	AA- / Aa3
DG 2014 Portfolio 1	U.S.	44.0	44.0	46	18	AA / Aa2
TEG	U.S.	33.8	32.0	56	13	AA / Aa3
HES	U.S.	25.2	25.2	67	13	AA / Aa2
MA Solar	U.S.	21.1	21.1	4	25	AA / Aaa
Summit Solar Projects	U.S.	19.6	19.6	50	11	AA+ / Aa1
U.S. Projects 2009-2013	U.S.	15.2	15.2	73	13	A / A2
SUNE XVIII	U.S.	16.1	16.1	21	20	AAA / Aaa
California Public Institutions	U.S.	13.5	7.0	5	17	AA- / Aa3
Enfinity	U.S.	13.2	13.2	15	15	A- / A2
MA Operating	U.S.	12.2	12.2	4	17	AA+ / Aa2
Duke Operating	U.S.	10.0	10.0	3	14	A- / A1
SunE Solar Fund X	U.S.	8.8	8.8	12	14	AA+ / Aa1
Summit Solar Projects	Canada	3.8	3.8	7	15	NR / Aa2
MPI	Canada	4.7	4.7	13	17	NR / Aa2
Resi 2015 Portfolio 1	U.S.	8.9	8.9	1,246	19	NR / NR
Resi 2014 Portfolio 1	U.S.	2.8	2.8	700	15	NR / NR
Total Solar Distributed Generation		424.2	415.9	2,435	17	AA- / Aa2

Solar Utility:
Mt. Signal	U.S.	265.8	265.8	1	22	A+ / Aa2
Regulus Solar	U.S.	81.6	81.6	1	18	BBB+ / A2
Blackhawk Solar Portfolio	U.S.	72.8	72.8	10	21	AA+ / Aa2
North Carolina Portfolio	U.S.	26.4	26.4	4	13	A / Aa2
Atwell Island	U.S.	23.5	23.5	1	21	BBB / A3
Nellis	U.S.	14.0	14.0	1	11	NR / NR
Alamosa	U.S.	8.2	8.2	1	11	A- / A3
CalRENEW-1	U.S.	6.3	6.3	1	13	BBB / A3
Northern Lights	Canada	25.4	25.4	2	17	NR / Aa2
Marsh Hill	Canada	18.5	18.5	1	18	NR / Aa2
SunE Perpetual Lindsay	Canada	15.5	15.5	1	18	NR / Aa2
U.K. Utility Solar Portfolio	U.K	208.4	208.4	14	13	A- / Baa1
Fairwinds & Crundale	U.K	55.9	55.9	2	13	A- / Baa1
Stonehenge Q1	U.K	41.2	41.2	3	12	A- / Baa1
Stonehenge Operating	U.K	23.6	23.6	3	11	A+ / Aa3
Says Court	U.K	19.8	19.8	1	12	A- / Baa1
Crucis Farm	U.K	16.1	16.1	1	13	A- / Baa1
Norrington	U.K	11.1	11.1	1	12	A- / Baa1
CAP	Chile	101.6	101.6	1	17	BB / NR
Total Solar Utility		1,035.7	1,035.7	50	17	A- / A1

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²	Counterparty Credit Rating[3]
Wind Utility:
South Plains I	U.S.	200.0	200.0	1	11	BBB+ / A3
California Ridge	U.S.	217.1	195.6	1	16	AA+ / Aaa
Bishop Hill	U.S.	211.4	190.5	1	16	AA+ / Aaa
Rattlesnake	U.S.	207.2	186.7	1	11	BBB+ / Baa1
Prairie Breeze	U.S.	200.6	180.7	1	22	AA / Aa2
Cohocton	U.S.	125.0	125.0	1	3	BBB+ / Baa1
Stetson I & II	U.S.	82.5	82.5	2	3	BBB / Baa2
Rollins	U.S.	60.0	60.0	1	15	A- / A2
Mars Hill	U.S.	42.0	42.0	1	1	A+ / Aa2
Sheffield	U.S.	40.0	40.0	1	11	A+ / NR
Bull Hill	U.S.	34.5	34.5	1	10	A / A2
Kaheawa Wind Power I	U.S.	30.0	30.0	1	9	BBB- / NR
Kahuku	U.S.	30.0	30.0	1	14	BBB- / Baa2
Kaheawa Wind Power II	U.S.	21.0	21.0	1	16	BBB- / NR
Steel Winds I & II	U.S.	35.0	35.0	2	3	BBB+ / A3
Raleigh	Canada	78.0	78.0	1	14	NR / Aa2
Total Wind Utility		1,614.3	1,531.5	18	12	A / A1

Total Renewable Energy Facilities[4]		3,074.2	2,983.1	2,503	15	A / A1
——————

(1)	Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the
Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Calculated as of December 31, 2016.

(3)
Represents counterparty credit rating issued by S&P and/or Moody's as of January 10, 2017. The percentage of counterparties based on MW that are rated by S&P and/or Moody's for our distributed generation portfolios with multiple counterparties is as follows:

•	CD DG Portfolio: 99%

•	DG 2014 Portfolio 1: 72%

•	DG 2015 Portfolio 2: 85%

•	Enfinity: 96%

•	HES: 78%

•	TEG: 84%

•	MA Solar: 72%

•	Summit Solar Projects (US): 78%

•	SunE Solar Fund X: 78%

•	Sune XVIII: 53%

•	US Projects 2009-2013: 76%

•	US Projects 2014: 94%

(4)	All facilities were in operation as of December 31, 2016.

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

Key Metrics

Operating Metrics

Nameplate Megawatt Capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate megawatt capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure nameplate capacity for solar generation facilities in MW(dc) and for wind power plants in MW(ac). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the aggregate nameplate megawatt capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate megawatt capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate net nameplate capacity of 2,983.1 MW as of December 31, 2016.

Gigawatt Hours Sold

Gigawatt hours (GWh) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track gigawatt hours sold as an indicator of our ability to recognize revenue from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities for the three and six months ended June 30, 2016 were 701.6 GWh and 1,171.4 GWh, respectively, as compared to 614.4 GWh and 953.0 GWh for the same periods in the prior year. Our GWh sold for wind power plants for the three and six months ended June 30, 2016 were 1,336.0 GWh and 2,938.3 GWh, respectively, as compared to 329.9 GWh and 593.1 GWh for the same periods in the prior year.

Consolidated Results of Operations

The amounts shown in the table below represent the results of TerraForm Power, Inc., which consolidates Terra LLC through its controlling interest. The operating results of Terra LLC for the three and six months ended June 30, 2016 exclude $1.4 million and $2.4 million, respectively, of stock-based compensation expense, which is reflected in the operating results of TerraForm Power, Inc. Stock-based compensation expense of $2.3 million and $7.5 million is excluded from the operating results of Terra LLC for the same periods in the prior year, respectively. The following table illustrates the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2016 compared to the same periods in the prior year:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Operating revenues, net	$187,301	$130,046	$341,218	$200,561
Operating costs and expenses:
Cost of operations	31,518	18,409	61,714	35,229
Cost of operations - affiliate	8,903	4,174	15,749	7,817
General and administrative expenses	21,057	4,521	38,240	13,569
General and administrative expenses - affiliate	2,234	17,857	7,671	24,775
Acquisition and related costs	—	6,664	2,743	20,386
Acquisition and related costs - affiliate	—	604	—	1,040
Depreciation, accretion and amortization expense	61,031	38,136	120,038	70,027
Total operating costs and expenses	124,743	90,365	246,155	172,843
Operating income	62,558	39,681	95,063	27,718
Other expenses:
Interest expense, net	101,299	35,961	170,293	72,816
(Gain) loss on extinguishment of debt, net	—	(11,386)	—	8,652
Loss (gain) on foreign currency exchange, net	4,741	(14,439)	248	(70)
Loss on receivables - affiliate	—	—	845	—
Other (income) expenses, net	(423)	(803)	144	(323)
Total other expenses, net	105,617	9,333	171,530	81,075
(Loss) income before income tax expense	(43,059)	30,348	(76,467)	(53,357)
Income tax expense	1,878	1,214	1,975	1,169
Net (loss) income	(44,937)	29,134	(78,442)	(54,526)
Less: Pre-acquisition net income of renewable energy facilities acquired from SunEdison	—	10,635	—	10,635
Net (loss) income excluding pre-acquisition net income of renewable energy facilities acquired from SunEdison	(44,937)	18,499	(78,442)	(65,161)
Less: Net income attributable to redeemable non-controlling interests	9,187	1,796	11,732	1,627
Less: Net (loss) income attributable to non-controlling interests	(33,217)	9,903	(68,786)	(45,472)
Net (loss) income attributable to Class A common stockholders	$(20,907)	$6,800	$(21,388)	$(21,316)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating Revenues, net

Operating revenues, net for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
(In thousands, other than MW data)	2016	2015	Change
Energy:
Solar	$78,465	$62,274	$16,191
Wind	61,457	29,664	31,793
Incentives including affiliates:
Solar	39,122	33,194	5,928
Wind	8,257	4,914	3,343
Total operating revenues, net	$187,301	$130,046	$57,255

GWh sold:
Solar	701.6	614.4
Wind	1,336.0	329.9
Total GWh sold	2,037.6	944.3

Net nameplate capacity:
Solar	1,451.6	1,383.5
Wind	1,531.5	500.0
Total net nameplate capacity (MW)	2,983.1	1,883.5

Energy revenues increased by $48.0 million during the three months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$13,182	$39,651	$52,833
Amortization of revenue contracts	3,396	(7,858)	(4,462)
Existing renewable energy facility energy revenue	(387)	—	(387)
	$16,191	$31,793	$47,984

Incentive revenue increased by $9.3 million during the three months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$7,288	$1,040	$8,328
Existing renewable energy facility incentive revenue	(1,360)	2,303	943
	$5,928	$3,343	$9,271

Costs of Operations

Costs of operations for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
(In thousands)	2016	2015	Change
Cost of operations:
Solar	$7,255	$9,373	$(2,118)
Wind	24,263	9,036	15,227
Cost of operations - affiliate:
Solar	7,863	4,174	3,689
Wind	1,040	—	1,040
Total cost of operations	$40,421	$22,583	$17,838

Cost of operations increased $13.1 million during the three months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$811	$13,936	$14,747
Existing renewable energy facility cost of operations	(2,929)	1,291	(1,638)
	$(2,118)	$15,227	$13,109

Cost of operations - affiliate increased $4.7 million during the three months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$987	$503	$1,490
Existing renewable energy facility cost of operations - affiliate	2,702	537	3,239
	$3,689	$1,040	$4,729

General and Administrative

General and administrative expenses for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
(In thousands)	2016	2015	Change
General and administrative:
Project-level	$5,081	$1,214	$3,867
Corporate	15,976	3,307	12,669
General and administrative - affiliate:
Corporate	2,234	17,857	(15,623)
Total general and administrative	$23,291	$22,378	$913

General and administrative expense increased by $16.5 million compared to the three months ended June 30, 2015, and general and administrative - affiliate expense decreased by $15.6 million compared to the three months ended June 30, 2015 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$3,867	$—
Corporate costs due to higher professional fees for legal and accounting services primarily due to the SunEdison Bankruptcy	12,669	—
Decrease in the management and administrative services provided by SunEdison subsequent to the Bankruptcy	—	(15,623)
Total change	$16,536	$(15,623)

Pursuant to the MSA, we made cash payments to SunEdison of $1.7 million for general and administrative services provided to us for the three months ended June 30, 2016. General and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison. The cash fees payable to SunEdison are capped at $7.0 million in 2016 and $9.0 million in 2017, which are substantially below the actual costs of the services performed under the contract recorded as general and administrative expenses - affiliate in the statements of operations. If SunEdison terminates or rejects the MSA, or defaults or is otherwise unable to perform its obligations under the agreement or seeks to significantly renegotiate the agreement, we may be unable to contract with a substitute service provider on similar terms or at all. However, we expect to be able to continue to operate our business pursuant to contingency plans that we have been developing.

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

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, decreased compared to the same period in the prior year as the Company did not acquire additional renewable energy facilities during the three months ended June 30, 2016.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $22.9 million during the three months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$4,846	$23,276	$28,122
Decrease in depreciation, accretion and amortization related to U.K. assets held for sale	(5,227)	—	(5,227)
	$(381)	$23,276	$22,895

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
(In thousands)	2016	2015	Change
Corporate-level	$29,706	$16,820	$12,886
Project-level:
Solar	48,915	19,047	29,868
Wind	22,678	94	22,584
Total interest expense, net	$101,299	$35,961	$65,338

Interest expense, net increased by $65.3 million during the three months ended June 30, 2016, compared to the same period in 2015, due to increased indebtedness resulting from the acquisition of wind power plants and increased corporate-level indebtedness under the Revolver and the issuance of the Senior Notes due 2023 and the Senior Notes due 2025. In addition, during the second quarter, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. portfolio. This resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense. Subsequent to the discontinuation of hedge accounting, the Company recognized additional unrealized losses of $13.7 million pertaining to these interest rate swaps during the second quarter that are also reported in interest expense. During the three months ended June 30, 2015, we reported an inconsequential amount of interest income related to interest rate swap derivatives not designated as hedges within interest expense, net in the unaudited condensed consolidated statement of operations.

Gain on Extinguishment of Debt, net

We incurred a net gain on extinguishment of debt of $11.4 million during the three months ended June 30, 2015, which was due to the termination of financing lease obligations upon acquisition of the Duke Operating portfolio. There were no extinguishments of debt during the three months ended June 30, 2016.

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $4.7 million for the three months ended June 30, 2016, primarily due to an unrealized loss on the remeasurement of intercompany loans which are primarily denominated in British pounds. These amounts were offset by other inconsequential foreign currency fluctuations.

Income Tax Expense

Income tax expense was $1.9 million for the three months ended June 30, 2016, compared to income tax expense of $1.2 million during the same period in 2015. For the three month periods ended June 30, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in the Company's foreign jurisdictions. As of June 30, 2016, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $24.0 million for the three months ended June 30, 2016. This was the result of a $10.6 million loss attributable to SunEdison's interest in Terra LLC's net loss during the three months ended June 30, 2016 and a $13.5 million loss attributable to project-level tax equity partnerships. Net income attributable to non-controlling interests, including redeemable non-controlling interests, was $11.7 million for the three months ended June 30, 2015. This was the result of $21.5 million of income attributable to SunEdison's and R/C US Solar Investment Partnership, L.P's ("Riverstone") interest in Terra LLC's net income during the three months ended June 30, 2015 partially offset by a loss of $9.8 million attributable to project-level tax equity partnerships.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating Revenues, net

Operating revenues, net for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
(In thousands, other than MW data)	2016	2015	Change
Energy:
Solar	$126,236	$97,981	$28,255
Wind	134,877	44,861	90,016
Incentives including affiliates:
Solar	62,498	45,857	16,641
Wind	17,607	11,862	5,745
Total operating revenues, net	$341,218	$200,561	$140,657

GWh sold:
Solar	1,171.4	953.0
Wind	2,938.3	593.1
Total GWh sold	4,109.7	1,546.1

Net nameplate capacity:
Solar	1,451.6	1,383.5
Wind	1,531.5	500.0
Total net nameplate capacity (MW)	2,983.1	1,883.5

Energy revenues increased by $118.3 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$25,440	$105,920	$131,360
Amortization of revenue contracts	602	(15,904)	(15,302)
Existing renewable energy facility energy revenue	2,213	—	2,213
	$28,255	$90,016	$118,271

Incentive revenue increased by $22.4 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$17,764	$5,745	$23,509
Existing renewable energy facility incentive revenue	(1,123)	—	(1,123)
	$16,641	$5,745	$22,386

Costs of Operations

Costs of operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
Cost of operations:
Solar	$16,912	$16,345	$567
Wind	44,802	18,884	25,918
Cost of operations - affiliate:
Solar	13,677	7,817	5,860
Wind	2,072	—	2,072
Total cost of operations	$77,463	$43,046	$34,417

Cost of operations increased $26.5 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$2,920	$25,918	$28,838
Existing renewable energy facility cost of operations	(2,353)	—	(2,353)
	$567	$25,918	$26,485

Cost of operations - affiliate increased $7.9 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$3,581	$2,072	$5,653
Existing renewable energy facility cost of operations - affiliate	2,279	—	2,279
	$5,860	$2,072	$7,932

General and Administrative

General and administrative expenses for the six months ended June 30, 2016 and 2015 were as follows:

	Six months ended June 30,
(In thousands)	2016	2015	Change
General and administrative:
Project-level	$8,456	$6,095	$2,361
Corporate	29,784	7,474	22,310
General and administrative - affiliate:
Corporate	7,671	24,775	(17,104)
Total general and administrative	$45,911	$38,344	$7,567

General and administrative expense increased by $24.7 million compared to the six months ended June 30, 2015, and general and administrative - affiliate expense decreased by $17.1 million compared to the six months ended June 30, 2015 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$2,361	$—
Corporate costs due to higher professional fees for legal and accounting services primarily due to the SunEdison Bankruptcy	22,310	—
Decrease in the management and administrative services provided by SunEdison subsequent to the Bankruptcy	—	(17,104)
Total change	$24,671	$(17,104)

Pursuant to the MSA, we made cash payments to SunEdison of $3.5 million for general and administrative services provided to us for the six months ended June 30, 2016. General and administrative - affiliate costs in excess of cash consideration paid have been treated as an equity contribution from SunEdison. The cash fees payable to SunEdison are capped at $7.0 million in 2016 and $9.0 million in 2017, which are substantially below the actual costs of the services performed under the contract recorded as general and administrative expenses - affiliate in the statements of operations. If SunEdison terminates or rejects the MSA, or defaults or is otherwise unable to perform its obligations under the agreement or seeks to significantly renegotiate the agreement, we may be unable to contract with a substitute service provider on similar terms or at all. However, we expect to be able to continue to operate our business pursuant to contingency plans that we have been developing.

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

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $2.7 million during the six months ended June 30, 2016, compared to $21.4 million during the same period in 2015. The decrease compared to 2015 is primarily due to the acquisition of wind power plants from First Wind Holdings, LLC, which was completed in the first quarter of 2015. These fees primarily consist of investment banker advisory fees and professional fees for legal and accounting services related to our consummated and pending acquisitions.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $50.0 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$9,717	$44,267	$53,984
Decrease in depreciation, accretion and amortization related to U.K. assets held for sale	(3,973)	—	(3,973)
	$5,744	$44,267	$50,011

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
Corporate-level	$59,219	$36,580	$22,639
Project-level:
Solar	67,345	35,385	31,960
Wind	43,729	851	42,878
Total interest expense, net	$170,293	$72,816	$97,477

Interest expense, net, increased by $97.5 million during the six months ended June 30, 2016, compared to the same period in 2015, due to increased indebtedness resulting from the acquisition of wind power plants and increased corporate-level indebtedness under the Revolver and the issuance of the Senior Notes due 2025. In addition, during the second quarter, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. portfolio. This resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense. Subsequent to the discontinuation of hedge accounting, the Company recognized additional unrealized losses of $13.7 million pertaining to these interest rate swaps during the second quarter that are also reported in interest expense. During the six months ended June 30, 2015, we reported an inconsequential amount of interest income related to interest rate swap derivatives not designated as hedges within interest expense, net in the unaudited condensed consolidated statement of operations.

Loss (Gain) on Extinguishment of Debt, net

We incurred a net loss on extinguishment of debt of $8.7 million during the six months ended June 30, 2015, primarily due to the termination of the Term Loan and related interest rate swap, the exchange of the previous revolver to the Revolver, prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date and termination of financing lease obligations upon acquisition of the Duke Operating portfolio. There were no extinguishments of debt during the six months ended June 30, 2016.

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $0.2 million for the six months ended June 30, 2016, primarily due to a $1.0 million unrealized loss on the remeasurement of intercompany loans, which are primarily denominated in British pounds. These remeasurement losses were substantially offset by $0.8 million of realized and unrealized net gains on foreign currency derivatives.

Income Tax Expense

Income tax expense was $2.0 million for the six months ended June 30, 2016, compared to income tax expense of $1.2 million during the same period in 2015. For the three and six month periods ended June 30, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in the Company's foreign jurisdictions. As of June 30, 2016, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests including redeemable non-controlling interests, was $57.1 million for the six months ended June 30, 2016. This was the result of a 10.6 million loss attributable to SunEdison's interest in Terra LLC's net loss during the six months ended June 30, 2016 and a $46.5 million loss attributable to project-level tax equity partnerships. Net loss attributable to non-controlling interests was $43.8 million for the six months ended June 30, 2015. This was the result of a $8.9 million loss attributable to SunEdison's and Riverstone's interest in Terra LLC's net loss during the period and a $35.0 million loss attributable to project-level tax equity partnerships.

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, service our debt and to fund cash dividends to our investors. We will also use capital in the future to finance expansion capital expenditures and acquisitions. Historically, our operations were financed as part of SunEdison's integrated operations and largely relied on internally generated cash flow as well as corporate and/or project-level borrowings to satisfy capital expenditure requirements. Our operations continue to be financed by internally generated cash flows as well as corporate and/or project-level borrowings to satisfy capital expenditure requirements. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated electricity sales, increased expenses, inability to distribute funds from our projects as a result of defaults under project-level financing arrangements, actions of SunEdison and other third parties, acquisitions, the consequences of the SunEdison Bankruptcy or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions that may negatively impact our business, operations and financial condition. Equity financing, if any, could result in the dilution of our existing stockholders and make it more difficult for us to maintain our dividend policy.

Liquidity Position

Total corporate liquidity, or liquidity available for corporate use, as of June 30, 2016 and December 31, 2015 was $549.5 million and $548.0 million, respectively. Corporate liquidity excludes $19.4 million and $81.1 million, respectively, of unrestricted cash held at our project subsidiaries, which was available for project expenses but not available for corporate use.

Total liquidity as of June 30, 2016 and December 31, 2015 was $568.9 million and $629.2 million, respectively, and was comprised of the following:

(In thousands)	June 30, 2016	December 31, 2015
Unrestricted corporate cash	$523,593	$521,075
Project-level distributable cash	19,434	24,403
Revolver availability	6,445	2,569
Total corporate liquidity	549,472	548,047
Project-level unrestricted cash	19,418	81,117
Total liquidity	$568,890	$629,164

On November 25, 2016, Terra Operating LLC entered into a waiver agreement with the requisite lenders under the Revolver (as discussed in Note 8. Long-term Debt to our unaudited condensed consolidated financial statements). In connection with this waiver, Terra Operating LLC made a prepayment of the revolving loans outstanding under the Revolver in an aggregate amount equal to $30.0 million and permanently reduced the revolving commitments and borrowing capacity under the Revolver and our liquidity by that amount. On December 1, 2016, in connection with the consent agreement to the terms of the Revolver, Terra Operating LLC repaid $70.0 million of revolving loans outstanding under the Revolver from proceeds received in connection with the Canadian project-level financing (as discussed in Note 8. Long-term Debt to our unaudited condensed consolidated financial statements) and permanently reduced the revolving commitments and borrowing capacity by such amount. As a result of these two commitment reductions, the total borrowing capacity under our Revolver has been reduced to $625.0 million as of December 1, 2016.

As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, we experienced defaults under most of our non-recourse financing agreements, which has caused $80.0 million of cash held at project subsidiaries to be trapped for distribution as of June 30, 2016. These defaults are generally curable and we have obtained or are currently working with our project lenders and finance parties to obtain waivers and/or forbearance agreements as we seek to cure such defaults, however no assurances can be given that such waivers and/or forbearance agreements will be obtained. As of December 31, 2016, we had approximately $67 million of trapped cash held at our project subsidiaries.

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

Funding Acquisitions

Commitments to Acquire Renewable Energy Facilities from SunEdison

We currently have no open commitments to acquire renewable energy facilities from SunEdison other than as described with respect to the Invenergy Option Agreements (see Note 17. Related Parties to our unaudited condensed consolidated financial statements). Our remaining commitment of $29.3 million as of June 30, 2016 to pay the second installment of the purchase price for a utility scale solar facility that was acquired from SunEdison in the first quarter of 2016 was paid in the third quarter of 2016 (see Note 2. Transactions Between Entities Under Common Control to our unaudited condensed consolidated financial statements).

Commitments for Third Party Acquisitions

The Company had previously committed $58.7 million in cash to acquire two wind power plants with a combined nameplate capacity of 98.6 MW from Invenergy Wind. This commitment expired on July 1, 2016. On January 20, 2017, Invenergy Wind provided notice of termination of the purchase agreement related to these power plants, and as a result, the Company does not expect to purchase these facilities.

Debt Service Obligations

SunEdison is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of our non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, the Company has experienced defaults under most of its non-recourse financing agreements. For certain of these defaults, the corresponding contractual grace periods already expired as of the financial statement issuance date or the Company could not assert that it was probable that the violation will be cured within any remaining grace periods, would be cured for a period of more than twelve months or were not likely to recur. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to certain of these defaults. As these defaults occurred prior to the issuance of the financial statements for the six months ended June 30, 2016, $1.0 billion of the Company’s non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, has been reclassified to current in the unaudited condensed consolidated balance sheet as of June 30, 2016, as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date. Of the total amount reclassified, $396.8 million was then reclassified from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale as the amount represents non-recourse debt collateralized by project assets for substantially all of the Company's portfolio of solar power plants located in the U.K, which are classified as held for sale as of June 30, 2016. With respect to certain of the non-recourse debt defaults that occurred, the Company obtained waivers and/or cured the defaults prior to the issuance of the financial statements for the six months ended June 30, 2016, and as a result, $0.8 billion of non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs is reflected within long-term debt and financing lease obligations, less current portion in the unaudited condensed consolidated balance sheet as of June 30, 2016.

The aggregate contractual payments of long-term debt due after June 30, 2016, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2016¹	2017[2]	2018	2019	2020	Thereafter	Total
Maturities of long-term debt as of June 30, 2016[3]	$191,164	$645,251	$112,092	$538,688	$92,817	$2,544,170	$4,124,182
————

(1)
Includes $16.7 million of construction debt for the utility-scale renewable energy facility located in the U.S. acquired in 2016 from SunEdison, which was repaid by SunEdison during the third quarter of 2016 using cash proceeds paid by the Company to SunEdison for the second installment of the purchase price of the facility (see Note 2. Transactions Between Entities Under Common Control). Also includes $100.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016 as discussed above.

(2)	Includes $555.0 million of Revolver indebtedness as management currently intends to repay this indebtedness during 2017.

(3)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $0.6 billion of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements.

Interest Payment Agreement

In connection with the closing of the IPO on July 23, 2014, we entered into the Interest Payment Agreement with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison agreed to pay all of the scheduled interest on the Term Loan through July 23, 2017, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). We received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the six months ended June 30, 2015. No amounts were received during 2016 as the remaining outstanding principal balance of the Term Loan was fully repaid on January 28, 2015.

On January 28, 2015, concurrent with the issuance of the Senior Notes due 2023, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. The Amended Interest Payment Agreement amends and restates the Interest Payment Agreement, all in accordance with the terms of the Intercompany Agreement such that the amount of support provided by SunEdison remained the same despite the refinancing of the Term Loan. During the six months ended June 30, 2016, we received an equity contribution of $8.0 million from SunEdison pursuant to the Amended Interest Payment Agreement, which was received in the first quarter of 2016 and accrued for during fiscal 2015. As of the first quarter of 2016, the Company had received a cumulative of $24.0 million under the Interest Payment Agreement and Amended Interest Payment Agreement from SunEdison with $24.0 million of scheduled payments due in future periods.

On July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement.  The notice alleges that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts. We do not expect SunEdison to perform under the Amended Interest Payment Agreement going forward. On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the sponsorship arrangement between the Company and SunEdison which included the Support Agreement and Intercompany Agreement. We intend to continue to contest the validity of the termination notice. As described above, we are currently in settlement discussions with SunEdison with respect to intercompany claims.

Cash Dividends to Investors

We have not declared or paid a dividend for the fourth quarter of 2015 or for any of the quarters in 2016. We believe it is prudent to defer any decisions on paying dividends to our shareholders for the time being. As such, we have not caused Terra LLC to make any distributions with respect to these quarterly periods to its members (including to TerraForm Power as the sole holder of the Class A units and to SunEdison as the sole holder of the Class B units). In light of SunEdison's failure to perform under its sponsorship arrangements, including the Management Services Agreement and Amended Interest Payment Agreement, and the risks that we face (as described in our annual report on Form 10-K filed December 5, 2016, our Form 10-Q for the first quarter of 2016 and this Form 10-Q), we cannot give any assurance that there will not be a substantial reduction in our cash available for distribution and in any dividends that we pay in the future on an annualized basis in comparison to the annualized dividends that we have paid in the past.

Incentive Distribution Rights

IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit and the target distribution levels have been achieved. Upon the completion of the IPO, SunEdison holds 100% of the IDRs. As of June 30, 2016, there were no Class B1 units of Terra LLC outstanding. There were no IDR payments made by us during the six months ended June 30, 2016 and 2015.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$84,369	$35,300	$49,069
Net cash used in investing activities	(103,653)	(1,627,642)	1,523,989
Net cash (used in) provided by financing activities	(45,181)	1,514,816	(1,559,997)

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $84.4 million, which represents an increase of $49.1 million compared to the same period in the prior year. The increase in net cash provided by operating activities compared to the six months ended June 30, 2015 was driven by the growth of our portfolio resulting from acquisitions from SunEdison and unaffiliated third parties, which was partially offset by higher interest paid under long-term indebtedness.

Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $103.7 million, which consisted of $37.4 million of cash paid to third parties for the construction of renewable energy facilities, $4.1 million of cash paid for third party acquisitions and $62.2 million due to change in restricted cash balances. The change in restricted cash during the period was primarily the result of reclassifying $80.0 million of cash and cash equivalents to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date (as discussed in Note 8. Long-term Debt to our unaudited condensed consolidated financial statements). Net cash used in investing activities for the six months ended June 30, 2015 was $1.6 billion, which includes $447.8 million of cash paid to third parties for the construction of solar generation facilities, $1.2 billion of cash paid to third parties for acquisitions of solar generation facilities.

Net Cash Provided By Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $45.2 million, which primarily consisted of $63.9 million of principal payments on non-recourse long-term debt, partially offset by by $28.7 million of contributions received from SunEdison to fund capital expenditures, and $15.3 million received from the sale of membership interests in our renewable energy facilities. Net cash provided by financing activities for the six months ended June 30, 2015 was $1.5 billion, which was primarily attributable to $921.6 million of net proceeds from the issuance of Class A common stock, $946.0 million of proceeds from the Senior Notes due 2023, $344.9 million of net proceeds from non-recourse financing arrangements offset by $573.5 million repayment of term loan.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed in the Company’s other filings with the SEC from time to time, including without limitation the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 5, 2016:

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

•	risks related to failure to timely file SEC reports and to satisfy the requirements of the Nasdaq, which could result in delisting of our common stock;

•	risks related to our exploration and potential execution of strategic alternatives;

•	our ability to integrate the renewable energy facilities we acquire from third parties or otherwise and realize the anticipated benefits from such acquisitions;

•	the willingness and ability of the counterparties to our offtake agreements to fulfill their obligations under such agreements;

•	price fluctuations, termination provisions and buyout provisions related to our offtake agreements;

•	our ability to enter into contracts to sell power on acceptable terms as our offtake agreements expire;

•	our ability to successfully identify, evaluate and consummate acquisitions;

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

•
our ability to operate our business efficiently, to operate and maintain our information technology, technical, accounting and generation monitoring systems, to manage capital expenditures and costs tightly, to manage risks related to international operations such as currency exposure and to generate earnings and cash flows from our asset-based businesses in relation to our debt and other obligations, including in light of the SunEdison Bankruptcy and the ongoing process to establish separate information technology and other systems; and

•
potential conflicts of interests or distraction due to the fact that several of our directors are also directors of TerraForm Global, Inc. and most of our executive officers are also executive officers of TerraForm Global, Inc.

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

Interest Rate Risk

As of June 30, 2016, the estimated fair value of our debt was $4,083.2 million and the carrying value of our debt was $4,074.6 million. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in market interest rates would have decreased and increased the fair value of our long-term debt by $122.8 million and $135.7 million, respectively.

As of June 30, 2016, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate.

As of June 30, 2016, our project-level and other non-recourse debt were at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project-level and non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $3.1 million and 3.2 million, respectively, for the six months ended June 30, 2016.

Foreign Currency Risk

During the six months ended June 30, 2016 and 2015, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom, and Chile, with our revenues being denominated in U.S. dollars, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in British pounds and Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in foreign exchange rates would have the following impacts on our earnings for the six months ended June 30, 2016:

(in thousands)	-100 BPS	+100 BPS
Canadian Dollars	$(274)	$269
British Pounds	234	(234)
Total	$(40)	$35

Commodity Risk

For certain of our wind power plants, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $5.4 million for the six months ended June 30, 2016.

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

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties or SunEdison under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as having a diversified portfolio of offtake counterparties. However, there are a limited number of offtake counterparties under offtake agreements in each region that we operate, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these receivable balances in the future should be deemed uncollectible, it could have a material adverse effect on our forecasted cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our annual report on Form 10-K for the year ended December 31, 2015, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2016 due to previously identified material weaknesses, which continued to exist as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, other than remediation actions to address the previously identified material weaknesses.

Remediation Plan

We continue the process of developing our remediation plan, which among other matters, is dependent upon determining the level of SunEdison involvement as our outsourced service provider. We expect our remediation efforts to result in significant changes to our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

See Item 1. Financial Statements, Footnote 16. Commitments and Contingencies to the unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 5, 2016, includes a detailed discussion of the risks we face. The information set forth below updates, and should be read in conjunction with, the risk factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could materially and adversely affect our business, financial condition and results of operations. You should carefully consider these risk factors and the information set forth elsewhere in this quarterly report.

Continued delays in the filing of our periodic reports with the SEC, further delays in the preparation of audited financial statements at the project level and delay in holding the Company’s 2016 annual meeting of stockholders, could result in the delisting of our Class A common stock or have a material adverse effect.

We have experienced significant delays in the filing of our Form 10-K for the year ended December 31, 2015, our Form 10-Q for the quarter ended March 31, 2016 and this Form 10-Q for the quarter ended June 30, 2016 and continue to experience significant delays in the filing of our Form 10-Q for the quarter ended September 30, 2016, in each case principally due to the need to complete all steps and tasks necessary to finalize our financial statements and other disclosures required to be in each such filing. Our future periodic reports could be delayed for similar reasons. In particular, for similar reasons, we currently do not expect to be able to file our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 10-K") by the SEC filing deadline in March 2017 or our quarterly report on Form 10-Q for the quarter ended March 31, 2017 by the SEC filing deadline in May 2017.

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

On September 8, 2016, we received an additional notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that due to non-compliance with Nasdaq Listing Rule 5250(c)(1), we would be delisted from The Nasdaq Global Select Market at the opening of business on September 19, 2016 unless we requested a hearing on the determination by 4:00 p.m. Eastern Time on September 15, 2016. On September 9, 2016, we requested a hearing and also requested a stay of the delisting pending the hearing. On September 12, 2016, we received a response from a Nasdaq hearings advisor setting a hearing date of November 3, 2016. On September 19, 2016, we received a letter from Nasdaq granting our request to extend the stay of delisting until the hearings panel made a decision after the hearing scheduled for November 3, 2016. At the hearing on November 3, 2016, we requested from Nasdaq an extension until March 10, 2017 to regain compliance with Nasdaq’s continued listing requirements with respect to our delayed Form 10-K for the year ended December 31, 2015 and delayed Forms 10-Q for the periods ended March 31, 2016 and June 30, 2016. On November 15, 2016, we received a notification letter from a hearings advisor from the Nasdaq Office of General Counsel informing us that the hearings panel granted our request for an extension until March 10, 2017 with respect to these delayed filings. The hearings panel granted us the maximum possible extension until the expiration of the panel’s discretion to allow continued listing while we remain out of compliance with Nasdaq’s continued listing requirements. The hearings panel reserved the right to reconsider the terms of the extension and the Nasdaq Listing and Hearing Review Council may determine to review the hearing panel’s decision.

In addition, on November 15, 2016, we received a notification letter from a Senior Director of Nasdaq Listing Qualifications. The notification letter stated that because we have not yet filed our Form 10-Q for the quarter ended September 30, 2016 and because we remained delinquent in filing our Form 10-K for the year ended December 31, 2015 and Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016, we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the Securities and Exchange Commission. Based on discussions with the hearing panel’s staff, the extension granted by the panel also covers our non-compliance with Nasdaq Listing Rule 5250(c)(1) caused by our failure to timely file our Form 10-Q for the quarter ended September 30, 2016.

We are continuing our efforts to regain compliance with Nasdaq’s continued listing requirements with respect to our delayed SEC periodic reports, with progress made by filing our Form 10-K for 2015 and our Form 10-Q for the first quarter of 2016 in December 2016 and by filing this Form 10-Q for the second quarter of 2016. However, due to the time and resources required to complete its delayed SEC periodic reports, including its Form 10-K for the year ended December 31, 2015 and its Forms 10-Q for the first and second quarters of 2016, the Company has experienced delays in its ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in its Form 10-Q for the third quarter of 2016 and its Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports.

The Company currently does not expect to be able to file the 2016 10-K by the SEC filing deadline of March 1, 2017 or its Form 10-Q for the first quarter of 2017 by the SEC filing deadline in May 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be included in its periodic filings with the SEC. There can be no assurance that the Company’s future periodic reports will not be delayed for similar reasons. In the event the filing of the Form 10-Q for the third quarter of 2016, the filing of the 2016 10-K or any future periodic report is delayed, there is no assurance that we will be able to obtain extensions from Nasdaq to regain compliance with Nasdaq’s continued listing requirements with respect to any such delayed periodic report. If we fail to obtain such extensions from Nasdaq, our Class A common stock would likely be delisted from the Nasdaq Global Select Market. In particular, given the expected delay in filing our 2016 10-K, if we fail to file our Form 10-Q for the third quarter of 2016 before the 2016 10-K becomes due on March 1, 2017, we will not be able to regain compliance with Nasdaq’s continued listing requirements within the deadline set forth in the extension granted to us by the Hearing Panel. In that case, as Nasdaq rules generally do not grant the Hearing Panel discretion to further extend that deadline, we would then expect to be delisted. Delisting could materially and negatively impact, among other things, the trading price of our Class A common stock and the depth and liquidity of market for our Class A common stock.

Furthermore, Nasdaq Listing Rule 5620(a) (the "Annual Meeting Rule") requires the Company to hold an annual meeting of shareholders within twelve months of the end for the Company's fiscal year. Because the Company did not hold an annual meeting during 2016, we are not in compliance with the Annual Meeting Rule. On January 4, 2017, we received a notification letter from a Senior Director of Nasdaq Listing Qualifications, which stated that the Company's failure to hold its annual meeting by December 31, 2016 serves as an additional basis for delisting the Company's securities and that the hearings panel will consider this matter in their decision regarding the Company's continued listing on The Nasdaq Global Select Market. We submitted a response on January 11, 2017 requesting an extension to hold an annual meeting and regain compliance with the Annual Meeting Rule. There is no assurance that the hearings panel will grant us an extension to regain compliance with the Annual Meeting Rule. If the hearings panel does not grant such an extension, our Class A common stock may be delisted from the Nasdaq Global Select Market.

The Revolver requires the Company to deliver to the administrative agent and the other lenders party to the Revolver its financial statements and accompanying audit report with respect to the year ended December 31, 2016 no later than March 31, 2017, with a ten business day grace period. The Company currently does not expect to be able to file the 2016 10-K by this deadline, and there is no assurance that the lenders under the Revolver will agree to any extension of financial statement delivery dates or any amendment to other relevant covenants under the Revolver on acceptable terms, or at all.

The indentures governing the Senior Notes due 2023 and Senior Notes due 2025 require the Company to deliver a quarterly report for the third fiscal quarter no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof), with a 90 day grace period upon the receipt of written notice in accordance with the indentures governing the Senior Notes due 2023 and Senior Notes due 2025. TerraForm Power Operating LLC received a notice of default, dated January 17, 2017, from the trustee under the indentures governing the Senior Notes due 2023 and Senior Notes due 2025 with respect to the failure of TerraForm Power Operating LLC to comply with its obligations under the indenture governing the Senior Notes to timely furnish the Company's Form 10-Q for the third quarter of 2016. Therefore, no event of default under the indentures governing the Senior Notes due 2023 and Senior Notes due 2025 is expected to occur with respect to the Company’s Form 10-Q for the third quarter of 2016 unless such Form 10-Q were not filed by April 18, 2017. If an event of default occurs under the indentures governing the Senior Notes due 2023 and Senior Notes due 2025, the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding could accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under indentures governing the Senior Notes due 2023 and Senior Notes due 2025 would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.

The delay in filing our Forms 10-K and Forms 10-Q and related financial statements may impair our ability to obtain financing and access the capital markets. For example, as a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a short-form registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934, as amended, for one year. Should we wish to register the offer and sale of our securities to the public prior to the time that we regain eligibility to use Form S-3, our transaction costs and the amount of time required to complete financing transactions could increase. These delays will also negatively impact our ability to obtain project financing and our ability to obtain waivers or forbearances with respect to defaults or breaches of project-level financing. An inability to obtaining financing may have a material adverse effect on our ability to grow our business, acquire assets through acquisitions or optimize our portfolio and capital structure. Additionally, the delay in audited financial statements may reduce the comfort of our board of directors with approving the payment of dividends.

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

There can be no assurance that our exploration of strategic alternatives, including our entry into an exclusivity agreement with Brookfield, will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

On September 19, 2016, we announced that our board of directors has initiated a process to explore and evaluate potential strategic alternatives to maximize stockholder value, including a merger or sale of our entire business. On January 20, 2017, we entered into an exclusivity agreement with Brookfield, which is subject to customary terms and conditions, at the recommendation of our independent members who do not also serve on the board of directors of TerraForm Global. Under the exclusivity agreement, subject to early termination under certain circumstances, we have agreed to negotiate exclusively with Brookfield in connection with a possible negotiated business combination transaction between us and Brookfield until the earlier of the execution of a definitive agreement for such transaction and 11:59 p.m. New York City time on February 21, 2017. There is no assurance that we and Brookfield will enter into a definitive agreement for a potential transaction and there is no assurance as to the form, terms or timing of any transaction even if an agreement is reached between the parties. The final form and terms of any such transaction, including any consideration ultimately received by our stockholders in such transaction, and any conditions to closing, may be materially different from the terms contained in Brookfield’s proposals. Even if a deal is reached, there is the risk that we would not obtain necessary third-party approvals and overcome other obstacles to closing, including government and regulatory approvals and, to the extent required, consents from our project level lenders and our lenders under the Revolver. These and other risks and uncertainties relating to our exploration of strategic alternatives, including our entry into the exclusivity agreement, may, among other things, create uncertainties for our future business strategy, disrupt our business or adversely impact our revenue, operating results and financial condition.

In addition, our strategic review process, including our negotiations with Brookfield, will involve the dedication of significant resources and the incurrence of significant costs and expenses. Certain strategic alternatives for us may require stockholder approval, which may require us to include our audited financial statements for 2016 in any proxy statement or information statement to be filed with the SEC and delivered to our stockholders in connection with a meeting of stockholders convened for the purposes of considering a business combination or certain other matters. Our expected delay in the filing of the 2016 10-K, including our audited financial statements for 2016, with the SEC may adversely impact our ability to obtain any such stockholder approval in an expeditious manner.

Since SunEdison is operating under Chapter 11 bankruptcy protection, many decisions made by SunEdison, such as how to vote its shares in TerraForm Power, Inc. to approve a merger or sale of substantially all of TerraForm Power, Inc.’s assets, may require the approval of the Bankruptcy Court. In addition, speculation and uncertainty regarding our exploration of strategic alternatives, including our negotiations with Brookfield, may cause or result in the disruption of our business; diversion of significant resources of our management and staff; difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel; difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions; disruption of our relationships with customers, business partners and service providers; inability to respond effectively to competitive pressures, industry developments and future opportunities; and increased stock price volatility.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results and financial condition. In addition, the market price of our stock may be volatile as we consider strategic alternatives and negotiate with Brookfield, and volatility may persist or be increased if and when the result of such negotiations with Brookfield or any other development with respect to our exploration of strategic alternatives is announced.

We may be unable to obtain any regulatory or third-party approvals or consents (including any applicable approvals or consents related to our projects) that may be required to complete a strategic transaction, and we may be unable to satisfy other closing conditions for such strategic transaction, in the anticipated timeframe or at all. Any condition, to the extent imposed, for obtaining any necessary approvals or consents could delay the completion of such strategic transaction for a significant period of time or prevent it from occurring at all. Our failure to complete such strategic transaction could have a material adverse effect on our business and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

See Item 1. Financial Statements, Footnote 8. Long-term Debt for a description of notices of default received by the Company under the Senior Notes.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibit Index following the Signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

		By:	/s/ REBECCA J. CRANNA
			Name:	Rebecca J. Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

Date:	February 6, 2017

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amendment to Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC, dated as of June 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 2, 2016).

10.2
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

10.3
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

10.4
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