Form 10-Q
period 2016-09-30
TerraForm Power, Inc.
filed 2017-02-24
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues, net	$178,118	$163,291	$519,336	$363,852
Operating costs and expenses:
Cost of operations	32,820	15,201	94,534	50,430
Cost of operations - affiliate	7,149	6,840	22,898	14,657
General and administrative expenses	26,510	7,518	64,750	21,087
General and administrative expenses - affiliate	2,943	14,636	10,614	39,411
Acquisition and related costs	—	11,294	2,743	31,680
Acquisition and related costs - affiliate	—	—	—	1,040
Depreciation, accretion and amortization expense	57,988	43,667	178,026	113,694
Total operating costs and expenses	127,410	99,156	373,565	271,999
Operating income	50,708	64,135	145,771	91,853
Other expenses:
Interest expense, net	72,818	48,786	243,111	121,602
Loss on extinguishment of debt, net	—	—	—	8,652
Loss on foreign currency exchange, net	3,913	9,825	4,161	9,755
Loss on receivables - affiliate	—	—	845	—
Other expenses, net	548	1,433	692	1,110
Total other expenses, net	77,279	60,044	248,809	141,119
(Loss) income before income tax expense	(26,571)	4,091	(103,038)	(49,266)
Income tax expense	1,140	1,673	3,115	2,842
Net (loss) income	(27,711)	2,418	(106,153)	(52,108)
Less: Pre-acquisition net (loss) income of renewable energy facilities acquired from SunEdison	—	(2,743)	—	7,892
Net (loss) income excluding pre-acquisition net (loss) income of renewable energy facilities acquired from SunEdison	(27,711)	5,161	(106,153)	(60,000)
Less: Net income attributable to redeemable non-controlling interests	4,642	6,949	16,374	8,576
Less: Net loss attributable to non-controlling interests	(6,182)	(968)	(74,968)	(46,440)
Net loss attributable to Class A common stockholders	$(26,171)	$(820)	$(47,559)	$(22,136)

Weighted average number of shares:
Class A common stock - Basic and diluted	90,860	77,522	89,140	61,777
Loss per share:
Class A common stock - Basic and diluted	$(0.29)	$(0.03)	$(0.53)	$(0.39)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(27,711)	$2,418	$(106,153)	$(52,108)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized loss arising during the period	(6,158)	(3,363)	(2,442)	(2,786)
Hedging activities:
Net unrealized gain (loss) arising during the period, net of tax	14,258	31,850	(32,348)	37,533
Reclassification of net realized loss into earnings, net of tax	3,164	129	15,667	3,336
Other comprehensive income (loss), net of tax	11,264	28,616	(19,123)	38,083
Total comprehensive (loss) income	(16,447)	31,034	(125,276)	(14,025)
Less: Pre-acquisition net (loss) income of renewable energy facilities acquired from SunEdison	—	(2,743)	—	7,892
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	—	32,985	—	40,488
Comprehensive (loss) income excluding pre-acquisition comprehensive income of renewable energy facilities acquired from SunEdison	(16,447)	792	(125,276)	(62,405)
Less comprehensive income (loss) attributable to non-controlling interests:
Net income attributable to redeemable non-controlling interests	4,642	6,949	16,374	8,576
Net loss attributable to non-controlling interests	(6,182)	(968)	(74,968)	(46,440)
Foreign currency translation adjustments	(2,165)	(1,447)	(668)	(1,132)
Hedging activities	7,015	(759)	(6,151)	39
Comprehensive income (loss) attributable to non-controlling interests	3,310	3,775	(65,413)	(38,957)
Comprehensive loss attributable to Class A common stockholders	$(19,757)	$(2,983)	$(59,863)	$(23,448)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$540,147	$626,595
Restricted cash, including consolidated VIEs of $99,789 and $57,372 in 2016 and 2015, respectively	136,920	152,586
Accounts receivable, net	119,161	103,811
Prepaid expenses and other current assets	67,083	53,769
Assets held for sale	70,905	—
Total current assets	934,216	936,761

Renewable energy facilities, net, including consolidated VIEs of $3,514,337 and $3,558,041 in 2016 and 2015, respectively	5,103,557	5,834,234
Intangible assets, net, including consolidated VIEs of $891,089 and $929,580 in 2016 and 2015, respectively	1,199,816	1,246,164
Goodwill	55,874	55,874
Deferred financing costs, net	8,435	10,181
Other assets	101,198	120,343
Restricted cash	27,181	13,852
Non-current assets held for sale	564,702	—
Total assets	$7,994,979	$8,217,409

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)

	September 30, 2016	December 31, 2015
Liabilities, Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated VIEs of $447,035 and $980,069 in 2016 and 2015, respectively	$1,374,327	$2,037,919
Accounts payable, accrued expenses and other current liabilities, including consolidated VIEs of $56,809 and $48,359 in 2016 and 2015, respectively	147,961	153,046
Deferred revenue	18,702	15,460
Due to SunEdison, net	9,516	26,598
Liabilities related to assets held for sale	426,389	—
Total current liabilities	1,976,895	2,233,023
Long-term debt and financing lease obligations, less current portion, including consolidated VIEs of $549,108 and $59,706 in 2016 and 2015, respectively	2,637,939	2,524,730
Deferred revenue, less current portion	60,199	70,492
Deferred income taxes	29,644	26,630
Asset retirement obligations, including consolidated VIEs of $112,979 and $101,532 in 2016 and 2015, respectively	186,701	215,146
Other long-term liabilities	38,495	31,408
Non-current liabilities related to assets held for sale	41,328	—
Total liabilities	4,971,201	5,101,429

Redeemable non-controlling interests	182,885	175,711
Stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued	—	—
Class A common stock, $0.01 par value per share, 850,000,000 shares authorized, 91,528,701 and 79,734,265 shares issued in 2016 and 2015, respectively, and 91,346,867 and 79,612,533 shares outstanding in 2016 and 2015, respectively	911	784
Class B common stock, $0.01 par value per share, 140,000,000 shares authorized, 48,202,310 and 60,364,154 shares issued and outstanding in 2016 and 2015, respectively	482	604
Class B1 common stock, $0.01 par value per share, 260,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	1,473,244	1,267,484
Accumulated deficit	(152,152)	(104,593)
Accumulated other comprehensive income	10,596	22,900
Treasury stock, 181,834 and 121,732 shares in 2016 and 2015, respectively	(3,327)	(2,436)
Total TerraForm Power, Inc. stockholders' equity	1,329,754	1,184,743
Non-controlling interests	1,511,139	1,755,526
Total non-controlling interests and stockholders' equity	2,840,893	2,940,269
Total liabilities, non-controlling interests and stockholders' equity	$7,994,979	$8,217,409

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

											Non-controlling Interests
	Class A Common Stock Issued		Class B Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance at December 31, 2015	79,734	$784	60,364	$604	$1,267,484	$(104,593)	$22,900	(122)	$(2,436)	$1,184,743	$1,953,584	$(182,822)	$(15,236)	$1,755,526	$2,940,269
SunEdison exchange	12,162	122	(12,162)	(122)	181,045	—	—	—	—	181,045	(181,045)	—	—	(181,045)	—
Stock-based compensation	(367)	5	—	—	4,589	—	—	(60)	(891)	3,703	—	—	—	—	3,703
Net loss[1]	—	—	—	—	—	(47,559)	—	—	—	(47,559)	—	(74,968)	—	(74,968)	(122,527)
Net SunEdison investment	—	—	—	—	22,033	—	—	—	—	22,033	11,982	—	—	11,982	34,015
Other comprehensive loss	—	—	—	—	—	—	(12,304)	—	—	(12,304)	—	—	(6,819)	(6,819)	(19,123)
Sale of membership interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	15,501	—	—	15,501	15,501
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	(10,945)	—	—	(10,945)	(10,945)
Equity reallocation	—	—	—	—	(1,907)	—	—	—	—	(1,907)	1,907	—	—	1,907	—
Balance at September 30, 2016	91,529	$911	48,202	$482	$1,473,244	$(152,152)	$10,596	(182)	$(3,327)	$1,329,754	$1,790,984	$(257,790)	$(22,055)	$1,511,139	$2,840,893
———

(1)	Excludes $16,374 of net income attributable to redeemable non-controlling interests.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(106,153)	$(52,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	178,026	113,694
Amortization of favorable and unfavorable rate revenue contracts, net	30,128	1,599
Amortization of deferred financing costs and debt discounts	19,579	25,307
Unrealized loss on U.K. interest rate swaps	35,840	—
Unrealized loss (gain) on commodity contract derivatives, net	5,006	(855)
Unrealized loss on foreign currency exchange, net	6,349	11,269
Recognition of deferred revenue	(9,508)	(5,403)
Stock-based compensation expense	3,857	10,030
Loss on extinguishment of debt, net	—	8,652
Loss on receivables - affiliate	845	—
Deferred taxes	3,014	2,769
Other, net	2,287	—
Changes in assets and liabilities:
Accounts receivable	(30,502)	(62,152)
Prepaid expenses and other current assets	(11,827)	6,807
Accounts payable, accrued expenses, and other current liabilities	10,035	20,604
Deferred revenue	2,457	19,025
Other, net	5,483	6,018
Net cash provided by operating activities	144,916	105,256
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(41,698)	(588,033)
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(4,064)	(1,158,899)
Change in restricted cash	(57,686)	(23,262)
Due to SunEdison, net	—	(14,872)
Other investments	—	(10,000)
Net cash used in investing activities	$(103,448)	$(1,795,066)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	$—	$921,610
Proceeds from Senior Notes due 2023	—	945,962
Proceeds from Senior Notes due 2025	—	300,000
Repayment of term loan	—	(573,500)
Proceeds from Revolver	—	235,000
Repayment of Revolver	—	(235,000)
Borrowings of non-recourse long-term debt	3,980	436,757
Principal payments on non-recourse long-term debt	(122,597)	(149,894)
Due to SunEdison, net	(29,036)	9,765
Sale of membership interests in renewable energy facilities	15,501	82,876
Distributions to non-controlling interests in renewable energy facilities	(19,365)	(21,637)
Repurchase of non-controlling interest in renewable energy facilities	—	(54,694)
Distributions to SunEdison	—	(51,777)
Net SunEdison investment	37,200	123,196
Payment of dividends	—	(60,707)
Debt prepayment premium	—	(6,412)
Debt financing fees	(12,958)	(43,088)
Net cash (used in) provided by financing activities	(127,275)	1,858,457
Net (decrease) increase in cash and cash equivalents	(85,807)	168,647
Effect of exchange rate changes on cash and cash equivalents	(641)	(1,380)
Cash and cash equivalents at beginning of period	626,595	468,554
Cash and cash equivalents at end of period	$540,147	$635,821

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $804 and $17,982, respectively	$183,577	$74,426
Cash paid for income taxes	—	—
Schedule of non-cash activities:
Additions of asset retirement obligation (ARO) assets and liabilities	$9,174	$39,976
ARO assets and obligations from acquisitions	136	31,361
Long-term debt assumed in connection with acquisitions	—	136,174

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's unaudited condensed consolidated financial position as of September 30, 2016, the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in which an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 and ASU No. 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU No. 2015-03 and ASU No. 2015-15 as of January 1, 2016, resulting in a reclassification of $37.3 million and $43.1 million from deferred financing costs, net (current and non-current portion) to long-term debt and financing lease obligations, including current portion, as of September 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15,

2016 with early adoption permitted if all provisions are adopted within the same period. The guidance is required to be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in the update. The Company is currently evaluating the effect of the standard on its ongoing financial reporting.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This updated guidance is not currently expected to impact the Company's financial reporting. The standard is effective January 1, 2020, with early adoption permitted, and must be adopted on a prospective basis.

2. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL

Recast of Historical Financial Statements

During the nine months ended September 30, 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison, which resulted in a recast of the consolidated balance sheet as of December 31, 2015 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2015. The facilities acquired from SunEdison during the nine months ended September 30, 2016 were not in operation in 2015 and there was no impact to the unaudited condensed consolidated statement of operations or unaudited condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2015 as a result of these acquisitions.

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

The following table presents changes to the Company's previously reported unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2015 included in the Company's Quarterly Report on Form 10-Q dated November 9, 2015 due to the Company's acquisition of renewable energy facilities from SunEdison during the nine months ended September 30, 2016 and during the fourth quarter of 2015. These adjustments are required to reflect the activity of the renewable energy facilities for the period owned by SunEdison in accordance with rules applicable to transactions between entities under common control.

(In thousands) Statement of Cash Flows Caption	As Reported	Recast Adjustments	As Recasted
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	$(426,682)	$(161,351)	$(588,033)
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(1,004,403)	(154,496)	(1,158,899)
Change in net cash used in investing activities		(315,847)

Cash flows from financing activities:
Borrowings of non-recourse long-term debt	276,915	159,842	436,757
Principal payments on non-recourse long-term debt	(148,764)	(1,130)	(149,894)
Due to SunEdison, net	(147,370)	157,135	9,765
Change in net cash provided by financing activities		315,847

Net increase in cash and cash equivalents	168,647	—	168,647
Effect of exchange rate changes on cash and cash equivalents	(1,380)	—	(1,380)
Cash and cash equivalents at beginning of period	468,554	—	468,554
Cash and cash equivalents at end of period	$635,821	$—	$635,821

As a result of the Company's acquisition of renewable energy facilities from SunEdison during the fourth quarter of 2015, the following table presents changes to the Company's previously reported unaudited condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2015 included in the Company's Quarterly Report on Form 10-Q dated November 9, 2015. These adjustments are required to reflect the activity of the renewable energy facilities for the period owned by SunEdison in accordance with rules applicable to transactions between entities under common control.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(In thousands) Statement of Comprehensive Income (Loss)	As Reported	Recast Adjustments	As Recasted	As Reported	Recast Adjustments	As Recasted
Other comprehensive income (loss), net of tax:
Hedging activities:
Net unrealized gain (loss) arising during the period, net of tax	$(1,135)	$32,985	$31,850	$(2,955)	$40,488	$37,533
Change in total comprehensive (loss) income		32,985			40,488
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	$—	32,985	$32,985	$—	40,488	$40,488
Change in comprehensive loss attributable to Class A Common stockholders		$—			$—

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

The following table summarizes the renewable energy facilities acquired by the Company from SunEdison through a series of transactions:

			Nine Months Ended September 30, 2016			As of September 30, 2016
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Cash Paid[1]	Cash Due to SunEdison[2]	Debt Transferred[3]
Distributed Generation	Solar	U.S.	1.2	3	$2,750	$—	$—
Utility	Solar	U.S.	18.0	1	36,231	—	—
Total			19.2	4	$38,981	$—	$—
————

(1)	Represents the total amount paid to SunEdison. Excludes aggregated tax equity partner payments of $1.6 million to SunEdison.

(2)	All amounts have been paid to SunEdison for these renewable energy facilities as of September 30, 2016.

(3)
$16.7 million of construction debt existed for one of the renewable energy facilities as of the acquisition date. This debt was fully repaid by SunEdison during the third quarter of 2016 using cash proceeds paid by the Company to SunEdison for the acquisition of the facility.

During the nine months ended September 30, 2016, the Company paid $55.9 million to SunEdison for the acquisition of renewable energy facilities that had achieved final funding as of September 30, 2016, which includes the second installment of the purchase price paid to SunEdison for the completion of the construction of renewable energy facilities that the Company acquired from SunEdison during 2015. The difference between the cash paid and historical cost of the net assets acquired from SunEdison of $21.3 million has been recorded as a contribution from SunEdison, which is reflected within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity. The Company records a contribution or distribution from SunEdison upon final funding of the acquisition.

3. ASSETS HELD FOR SALE

The Company commenced a sale of substantially all of its portfolio of solar power plants located in the United Kingdom (the "U.K.") through a broad based sales process pursuant to a plan approved by management (24 operating projects for sale representing 365.0 MW, the "U.K. Portfolio"), and it was probable that the sale of this portfolio would occur within one year from the balance sheet date. As a result, the Company classified $635.6 million of assets and $467.7 million of liabilities as held for sale as of September 30, 2016 and measured each at the lower of carrying value or fair value less costs to sell. The Company's analysis indicated that the fair value less costs to sell exceeded the carrying value of the assets and no impairment losses were recognized during the nine months ended September 30, 2016.

The following table summarizes the major classes of assets and liabilities which are classified as held for sale on the Company's unaudited condensed consolidated balance sheet as of September 30, 2016:

(In thousands)	September 30, 2016
Assets held for sale:
Restricted cash	$54,731
Accounts receivable, net	14,060
Prepaid expenses and other current assets	2,114
Total current assets held for sale	70,905

Renewable energy facilities, net	562,755
Intangible assets, net	1,566
Other assets	381
Total non-current assets held for sale	564,702

Total assets held for sale	$635,607

Liabilities related to assets held for sale:
Current portion of long-term debt	$385,047
Accounts payable, accrued expenses and other current liabilities	40,598
Due to SunEdison, net	744
Total current liabilities related to assets held for sale	426,389

Asset retirement obligations	41,328
Total non-current liabilities related to assets held for sale	41,328

Total liabilities related to assets held for sale	$467,717

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

Residential Portfolio Sale

During the third quarter of 2016, the Company began exploring a sale of substantially all of its portfolio of residential rooftop solar assets located in the United States through a strategic sales process. These assets did not meet the criteria to be classified as held for sale as of September 30, 2016 but were determined to meet the criteria during the fourth quarter of 2016. In the third quarter of 2016, in conjunction with the exploration of a sale, the Company recorded a $3.3 million charge within cost of operations as a result of the decision to abandon certain residential construction in progress assets it did not expect to complete. As of September 30, 2016, the assets and liabilities, including non-controlling interests, related to this portfolio were approximately $35 million and $12 million, respectively. The Company's preliminary analysis as of the held for sale date indicated that the carrying value of the assets exceeded the fair value less costs to sell by approximately $13 million. The Company cannot give any assurance as to when or if it will complete any such sale or to the price it will receive for such assets.

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

The operating revenues and net loss of Invenergy Wind acquired in 2015 reflected in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2016 are $17.8 million and $12.7 million, respectively. The operating revenues and net income of Invenergy Wind for the nine months ended September 30, 2016 are $90.3 million and $1.0 million, respectively.

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

Acquisition Accounting

The acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to the Invenergy Wind business combination as of September 30, 2016, are as follows:

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

Nine Months Ended September 30,
(In thousands)	2015
Total operating revenues, net	$469,619
Net loss	(22,761)

Acquisition costs incurred by the Company related to third party acquisitions were $2.7 million for the nine months ended September 30, 2016 and $11.3 million and $32.7 million for the three and nine months ended September 30, 2015, respectively. There were no acquisition costs incurred by the Company for the three months ended September 30, 2016. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate in the unaudited condensed consolidated statements of operations.

5. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	September 30, 2016	December 31, 2015
Renewable energy facilities in service, at cost	$5,405,482	$5,906,154
Less accumulated depreciation - renewable energy facilities	(306,004)	(187,874)
Renewable energy facilities in service, net	5,099,478	5,718,280
Construction in progress - renewable energy facilities	4,079	115,954
Total renewable energy facilities, net	$5,103,557	$5,834,234

Depreciation expense related to renewable energy facilities was $48.1 million and $148.5 million for the three and nine months ended September 30, 2016, respectively, as compared to $35.7 million and $93.5 million for the same periods in the prior year.

Construction in progress represents costs incurred to complete the construction of the facilities in the Company's portfolio that were acquired from SunEdison. When renewable energy facilities are sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction (see Note 2. Transactions Between Entities Under Common Control). All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs incurred during the asset's construction period, which totaled $0.8 million for the nine months ended September 30, 2016 and $6.6 million and $18.0 million for the three and nine months ended September 30, 2015, respectively. There were no capitalized interest costs for the three months ended September 30, 2016.

As of September 30, 2016, the Company reclassified $562.8 million from renewable energy facilities, net to non-current assets held for sale in the unaudited condensed consolidated balance sheet (see Note 3. Assets Held for Sale). There was no amount classified as assets held for sale as of December 31, 2015.

6. INTANGIBLES

The following table presents the gross carrying amount and accumulated amortization of intangibles as of September 30, 2016:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	16 years	$719,368	$(46,331)	$673,037
In-place value of market rate revenue contracts	19 years	555,355	(43,045)	512,310
Favorable rate land leases	18 years	15,800	(1,331)	14,469
Total intangible assets, net		$1,290,523	$(90,707)	$1,199,816

Unfavorable rate revenue contracts	7 years	$35,086	$(9,168)	$25,918
Unfavorable rate land lease	16 years	1,000	(93)	907
Total intangible liabilities, net		$36,086	$(9,261)	$26,825

The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2015:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	17 years	$714,137	$(12,024)	$702,113
In-place value of market rate revenue contracts	20 years	551,226	(22,229)	528,997
Favorable rate land leases	19 years	15,800	(746)	15,054
Total intangible assets, net		$1,281,163	$(34,999)	$1,246,164

Unfavorable rate revenue contracts	8 years	$35,086	$(4,951)	$30,135
Unfavorable rate land lease	17 years	1,000	(51)	949
Total intangible liabilities, net		$36,086	$(5,002)	$31,084

The Company has intangible assets related to revenue contracts, representing long-term PPAs and REC agreements, and favorable rate land leases that were obtained through acquisitions. The revenue contract intangible assets are comprised of favorable rate PPAs and REC agreements and the in-place value of market rate PPAs. The Company also has intangible liabilities related to unfavorable rate PPAs and REC agreements and an unfavorable rate land lease, which are classified within other long-term liabilities in the unaudited condensed consolidated balance sheet. These intangible assets and liabilities are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 28 years as of September 30, 2016.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and nine months ended September 30, 2016, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.8 million and $30.1 million, respectively, as compared to a $3.4 million increase to operating revenues, net and $1.6 million reduction of operating revenues, net for the same periods in the prior year.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and nine months ended September 30, 2016, amortization expense related to the in-place value of market rate revenue contracts was

$7.0 million and $20.8 million, respectively, as compared to $6.0 million and $15.1 million for the same periods in the prior year.

Amortization expense related to favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease is reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three and nine months ended September 30, 2016, net amortization expense related to favorable and unfavorable rate land leases was $0.2 million and $0.6 million, respectively. There was no amortization expense related to favorable and unfavorable rate land leases recorded within cost of operations during the three and nine months ended September 30, 2015.

7. VARIABLE INTEREST ENTITIES

The Company consolidates variable interest entities ("VIEs") in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse, project-level debt. No VIEs were deconsolidated during the nine months ended September 30, 2016 and 2015.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited condensed consolidated balance sheets are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Current assets	$216,911	$180,287
Non-current assets	4,493,532	4,584,886
Total assets	$4,710,443	$4,765,173
Current liabilities	$509,084	$1,043,892
Non-current liabilities	703,299	202,629
Total liabilities	$1,212,383	$1,246,521

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

8. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates) Description:	September 30, 2016	December 31, 2015	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$950,000	$950,000	Fixed	6.38[3]	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63[3]	Senior notes
Revolver	655,000	655,000	Variable	3.94[4]	Revolving loan
Non-recourse long-term debt[5]:
Permanent financing	2,034,882	2,546,864	Blended[6]	6.05[7]	Term debt / Senior notes
Construction financing	—	38,063	Variable	N/A	Construction debt
Financing lease obligations	124,866	136,594	Imputed	5.64[7]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	4,064,748	4,626,521		5.81[7]
Unamortized discount, net	(15,148)	(20,821)
Deferred financing costs, net[8]	(37,334)	(43,051)
Less current portion of long-term debt and financing lease obligations	(1,374,327)	(2,037,919)
Long-term debt and financing lease obligations, less current portion	$2,637,939	$2,524,730
———

(1)	As of September 30, 2016.

(2)
Corporate-level debt represents debt issued by Terra Operating LLC and guaranteed by Terra LLC and certain subsidiaries of Terra Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements.

(3)
The interest rate for the Senior Notes due 2023 and the Senior Notes due 2025 reflected in this table excludes, in each case, 3.0% per annum special interest that accrued from September 6, 2016 to and including December 6, 2016 per the terms of the Senior Notes due 2023 fourth supplemental indenture and Senior Notes due 2025 third supplemental indenture as discussed below.

(4)
The interest rate for the Revolver reflected in this table excludes 1.5% per annum special interest that accrued from September 6, 2016 to and including December 6, 2016 per the terms of the eighth amendment to the Revolver as discussed below.

(5)
Non-recourse debt represents debt issued by subsidiaries with no recourse to Terra LLC, Terra Operating LLC, or guarantors of the Company's corporate-level debt, other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition.

(6)
Includes variable rate debt and fixed rate debt. As of September 30, 2016, 59% of this balance had a variable interest rate and the remaining 41% of this balance had a fixed interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of certain variable rate permanent financing non-recourse debt (see Note 10. Derivatives).

(7)	Represents the weighted average interest rate as of September 30, 2016.

(8)
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

On August 30, 2016, the Company announced the successful completion of a consent solicitation from holders of record on August 16, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain waivers relating to certain reporting covenants and to effectuate certain amendments under the indenture dated as of January 28, 2015 (as supplemented) with respect to the Senior Notes due 2023 (the "2023 Indenture") and the indenture dated as of July 17, 2015 (as supplemented)

with respect to the Senior Notes due 2025 (the "2025 Indenture"). Terra Operating LLC received validly delivered and unrevoked consents from the holders of a majority of the aggregate principal amount of each series of the notes outstanding as of the record date and paid a consent fee to each consenting holder of $5.00 for each $1,000 principal amount of such series of the notes for which such holder delivered its consent. Under the terms of the waivers obtained, the deadline to comply with the reporting covenants in the indentures relating to the filing of the Company's Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 was extended to December 6, 2016. The Company filed the Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 by the December 6, 2016 deadline. Although the Company's Form 10-Q for the second quarter of 2016 was not filed by December 6, 2016, it was filed with the SEC within the grace period for delivery, and consequently no event of default occurred with respect to the second quarter filing.

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

On January 17, 2017, Terra Operating LLC received a notice of default from the trustee under the 2023 Indenture and the 2025 Indenture for failure to comply with its obligation to timely furnish this Form 10-Q for the third quarter of 2016. However, this Form 10-Q for the third quarter of 2016 was filed with the SEC within the grace period for delivery, and consequently no event of default occurred with respect to the third quarter filing.

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

Non-recourse Debt Defaults

SunEdison is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of the Company's non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of 2015 audited financial statements for certain project-level subsidiaries, among other things, the Company experienced defaults under most of its non-recourse financing agreements in 2016. For certain of these defaults, the corresponding contractual grace periods already expired as of the financial statement issuance date or the Company could not assert that it was probable that the violation will be cured within any remaining grace periods, would be cured for a period of more than twelve months or were not likely to recur. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to certain of these defaults. As the defaults occurred prior to the issuance of the financial statements for the nine months ended September 30, 2016 and for the year ended December 31, 2015 (and prior to the balance sheet date for the September 30, 2016 period), $1.0 billion and $1.9 billion, respectively, of the Company's non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, was reclassified to current in the unaudited condensed consolidated balance sheet as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date. $385.0 million of the September 30, 2016 reclassification amount was reclassified from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale as discussed below. With respect to certain of the non-recourse debt defaults that occurred, the Company obtained waivers and/or cured the defaults prior to the issuance of the financial statements for the nine months ended September 30, 2016, and as a result, $0.8 billion of non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, is reflected within long-term debt and financing lease obligations, less current portion in the unaudited condensed consolidated balance sheet as of September 30, 2016.

As a result of the defaults that existed as of the financial statement issuance date, the Company also reclassified $43.4 million and $61.1 million of long-term restricted cash to current as of September 30, 2016 and December 31, 2015, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as long-term restricted cash were driven by the financing agreements. As of September 30, 2016, $116.2 million of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date. $49.5 million of this reclassification amount was reclassified from current restricted cash to assets held for sale as it related to the portfolio of U.K. assets discussed below. No similar reclassifications were made as of December 31, 2015 as these defaults and distribution restrictions did not exist as of the balance sheet date for that period. Refer to Note 10. Derivatives for discussion of corresponding interest rate swap reclassifications to current as a result of the debt defaults.

Debt Classified as Liabilities Related to Assets Held for Sale

As of September 30, 2016, the Company reclassified $385.0 million from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale (see Note 3. Assets Held for Sale) in the unaudited condensed consolidated balance sheet, which represents non-recourse debt collateralized by project assets for substantially all of the Company's portfolio of solar power plants located in the U.K. No amount of debt was classified as liabilities related to assets held for sale as of December 31, 2015.

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

Maturities

The aggregate contractual payments of long-term debt due after September 30, 2016, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2016¹	2017[2]	2018	2019	2020	Thereafter	Total
Maturities of long-term debt as of September 30, 2016[3]	$134,531	$645,203	$112,042	$538,660	$92,018	$2,542,294	$4,064,748
————

(1)	Includes $100.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016 as discussed above.

(2)	Includes $555.0 million of Revolver indebtedness as management currently intends to repay this indebtedness during 2017.

(3)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $0.6 billion of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements.

9. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2016	2015	2016	2015
(Loss) income before income tax expense	$(26,571)	$4,091	$(103,038)	$(49,266)
Income tax expense	1,140	1,673	3,115	2,842
Effective tax rate	(4.3)%	40.9%	(3.0)%	(5.8)%

As of September 30, 2016, TerraForm Power owns 65.5% of Terra LLC and consolidates the results of Terra LLC through its controlling interest. The Company records SunEdison's 34.5% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 65.5% of Terra LLC's taxable income and SunEdison records income tax on its 34.5% share of Terra LLC's taxable income.

For the three and nine month periods ended September 30, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in the Company's foreign jurisdictions. As of September 30, 2016, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

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

As of September 30, 2016 and December 31, 2015, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Hedging Contracts		Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized		Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of September 30, 2016
Prepaid expenses and other current assets	$—	$7,619	$—	$1,041	$12,966	$21,626		$—	$21,626
Other assets	—	49,272	—	540	28,842	78,654		—	78,654
Total assets	$—	$56,891	$—	$1,581	$41,808	$100,280		$—	$100,280
Accounts payable and other current liabilities	$19,186	$—	$1,513	$—	$—	$20,699		$—	$20,699
Liabilities related to assets held for sale	—	—	33,216	—	—	33,216	—	—	33,216
Other long-term liabilities	11,353	—	—	—	—	11,353		—	11,353
Total liabilities	$30,539	$—	$34,729	$—	$—	$65,268		$—	$65,268

As of December 31, 2015
Prepaid expenses and other current assets	$—	$11,455	$—	$3,875	$12,542	$27,872		$(1,451)	$26,421
Other assets	487	51,699	—	2,836	30,799	85,821		(70)	85,751
Total assets	$487	$63,154	$—	$6,711	$43,341	$113,693		$(1,521)	$112,172
Accounts payable and other current liabilities	$19,081	$—	$1,104	$3,777	$—	$23,962		$(1,451)	$22,511
Other long-term liabilities	—	—	—	70	—	70		(70)	—
Total liabilities	$19,081	$—	$1,104	$3,847	$—	$24,032		$(1,521)	$22,511

As of September 30, 2016 and December 31, 2015, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	September 30, 2016	December 31, 2015
Derivatives designated as hedges:
Interest rate swaps (USD)	$442,530	$468,067
Interest rate swaps (GBP)	—	222,018
Commodity contracts (MWhs)	18,401	18,401
Derivatives not designated as hedges:
Interest rate swaps (USD)	14,936	15,794
Interest rate swaps (GBP)	222,018	—
Foreign currency contracts (GBP)	—	112,168
Foreign currency contracts (CAD)	30,507	40,566
Commodity contracts (MWhs)	2,248	1,828

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of September 30, 2016 as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedges for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2016	2015	2016	2015
Interest rate swaps	Interest expense, net	$5,127	$495	$36,583	$454
Foreign currency contracts	Loss on foreign currency exchange, net	(73)	(4,565)	(905)	(1,705)
Commodity contracts	Operating revenues, net	(3,095)	(5,139)	(11,009)	(6,901)

During the second quarter of 2016, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. portfolio. The forecasted transactions were deemed probable of not occurring beyond June of 2017 as a result of an evaluation of the offers received related to the planned sale of the U.K. portfolio during the second quarter. The sale would either cause a repayment of the debt or the assumption of the debt by the buyer. This resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense, net in the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2016. The Company also prospectively discontinued hedge accounting for these interest rate swaps that were designated as cash flow hedges of the forecasted interest payments through June of 2017 as the forecasted transactions were deemed no longer probable of occurring. Subsequent to the discontinuation of hedge accounting, the Company recognized additional unrealized losses of $18.9 million pertaining to these interest rate swaps during the second and third quarter of 2016 that are also reported in interest expense, net in the unaudited condensed consolidated statement of operations.

Gains and losses recognized related to interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss (Gain) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2016	2015		2016	2015	2016	2015
Interest rate swaps	$798	$(1,135)	Interest expense, net	$3,114	$129	$(17)	$—
Commodity contracts	13,460	32,985	Operating revenues, net	50	—	382	—
Total	$14,258	$31,850		$3,164	$129	$365	$—

	Nine Months Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of Loss (Gain) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2016	2015		2016	2015	2016	2015
Interest rate swaps	$(39,547)	$(2,955)	Interest expense, net	$9,743	$3,336	$474	$—
Commodity contracts	7,199	40,488	Operating revenues, net	(9,997)	—	3,465	—
Total	$(32,348)	$37,533		$(254)	$3,336	$3,939	$—

As of September 30, 2016 and December 31, 2015, the Company had posted letters of credit in the amount of $18.0 million, respectively, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of September 30, 2016 and December 31, 2015 related to the Company's derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as a cash flow hedges. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the three and nine months ended September 30, 2016 and 2015 related to the interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $6.5 million. The maximum term of outstanding interest rate swaps designated as hedges is 17 years.

As discussed in Note 8. Long-term debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for both the nine months ended September 30, 2016 and for the year ended December 31, 2015. As the Company's interest rate swap agreements contain cross-default provisions, $12.8 million and $7.6 million, respectively, of related liabilities have been reclassified to current as of September 30, 2016 and December 31, 2015. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary. The Company does not currently expect any changes to the underlying cash flows as a result of these defaults and thus has determined that there is no impact to the swaps' qualification for hedge accounting and designation as cash flow hedges. If, as a result of cross-default, these interest rate swap agreements are terminated within the next twelve months, then the Company would reclassify an additional $1.6 million of losses accumulated in other comprehensive income into earnings.

Commodity Contracts

The Company has long-dated physically delivered commodity PPAs that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in accumulated other comprehensive income and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Any ineffective portions of the derivatives’ change in fair value are recognized currently in earnings. The amounts deferred in other comprehensive income and reclassified into earnings during the three and nine months ended September 30, 2016 and 2015 related to the commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $4.8 million. The maximum term of outstanding commodity contracts designated as hedges is 13 years.

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

As discussed in Note 8. Long-term debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for the nine months ended September 30, 2016 and for the year ended December 31, 2015. As the Company's interest rate swap agreements contain cross-default provisions, $31.1 and $0.7 million, respectively, of related liabilities have been reclassified to current as of September 30, 2016 and December 31, 2015. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary.

As of September 30, 2016, the Company classified $33.2 million of related current derivative liabilities as liabilities related to assets held for sale. These pertain to interest rate swap agreements for the U.K. portfolio that were previously designated as cash flow hedges but are now being accounted for as derivatives not designated as hedges, with the changes in fair value being recorded through earnings. The impact of the change in accounting treatment has been discussed previously within this footnote.

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

(In thousands)	As of September 30, 2016				As of December 31, 2015
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$—	$—	$—	$—	$487	$—	$487
Commodity contracts	—	41,808	56,891	98,699	—	43,341	63,154	106,495
Foreign currency contracts	—	1,581	—	1,581	—	5,190	—	5,190
Total derivative assets	$—	$43,389	$56,891	$100,280	$—	$49,018	$63,154	$112,172
Liabilities
Interest rate swaps	$—	$65,268	$—	$65,268	$—	$20,185	$—	$20,185
Foreign currency contracts	—	—	—	—	—	2,326	—	2,326
Total derivative liabilities	$—	$65,268	$—	$65,268	$—	$22,511	$—	$22,511

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the nine months ended September 30, 2016.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$43,763	$(14,676)	$63,154	$—
Realized and unrealized gains (losses):
Included in Other Comprehensive Income	13,511	32,985	(2,798)	40,488
Included in Operating revenues	(433)	—	6,532	—
Purchases (acquisition of commodity contracts)	—	—	—	(22,179)
Settlements	50	—	(9,997)	—
Balance as of September 30	$56,891	$18,309	$56,891	$18,309

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 of the fair value hierarchy as of September 30, 2016 are as follows:

(In thousands, except range)	Fair Value as of September 30, 2016
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$56,891	$—	Discounted cash flow	Forward price (per MWh)	$15.4	-	$85.5
			Option model	Volatilities	3.3%	-	9.4%

The sensitivity of the Company's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of September 30, 2016 and December 31, 2015 is as follows:

	As of September 30, 2016		As of December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,012,266	$4,131,352	$4,562,649	$4,357,322

The fair value of the Company's long-term debt, except the senior notes was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective period. The fair value of the Senior Notes due 2023 and the Senior Notes due 2025 were 103.31% and 104.81% of face value as of September 30, 2016, respectively, and 83.13% and 80.75% of face value as of December 31, 2015, respectively. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes as they are not callable at this time.

12. STOCKHOLDERS' EQUITY

As of September 30, 2016, the following shares of TerraForm Power were outstanding:

Share Class:	Shares Outstanding	Shareholder(s)
Class A common stock	91,346,867	*
Class B common stock	48,202,310	SunEdison
Total Shares	139,549,177
———

*
Class A common stockholders are comprised of public and private investors, executive officers, management and personnel who provide services to the Company. Shares of Class A common stock outstanding exclude 181,834 shares of common stock held in treasury. The total par value of Class A common stock reflected on the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of stockholders' equity as of September 30, 2016 includes 181,834 shares of stock held in treasury and excludes 459,800 shares of unvested restricted Class A common stock awards (see Note 13. Stock-based Compensation).

Reduction in SunEdison’s Ownership of Class B Shares

On January 22, 2016, TerraForm Power issued 12,161,844 shares of Class A common stock to affiliates of the D.E. Shaw group, Madison Dearborn Capital Partners IV, L.P. and Northwestern University and Terra LLC issued 12,161,844 Class A units of Terra LLC to TerraForm Power upon conversion of 12,161,844 Class B shares of TerraForm Power common stock and 12,164,844 Class B units of Terra LLC held by SunEdison. After giving effect to the conversion, SunEdison indirectly owns 48,202,310 Class B shares of TerraForm Power and 48,202,310 Class B units of Terra LLC.

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

13. STOCK-BASED COMPENSATION

The Company has equity incentive plans that provide for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who also provide services to SunEdison. As of September 30, 2016, an aggregate of 3,690,225 shares of Class A common stock were available for issuance under these plans. Upon exercise of stock options or the vesting of the RSUs, the Company will issue shares that have been previously authorized to be issued.

Stock-based compensation costs related to equity awards in the Company's stock are allocated to the Company and SunEdison based on the relative percentage of time that the personnel and directors spend providing services to the respective companies. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been allocated to the Company was $0.8 million and $2.1 million during the three and nine months ended September 30, 2016, respectively, as compared to $2.6 million and $8.9 million for the same periods in the prior year, and is reflected in the unaudited condensed consolidated statements of operations within general and administrative expenses. The amount of stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison was $0.9 million and $2.5 million for the three and nine months ended September 30, 2016, respectively, as compared to $2.0 million and $2.3 million for the same periods in the prior year and is recognized as a distribution to SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity with no impact to the Company's unaudited condensed consolidated statements of operations. Similarly, stock-based compensation costs related to equity awards in the stock of SunEdison for personnel and directors who provide services to the Company are allocated to the Company based on the relative percentage of time that the personnel and directors spend providing services to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison that was allocated to the Company was $0.6 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.1 million and $1.3 million for the same periods in the prior year and is reflected in the unaudited condensed consolidated statements of operations within general and administrative expenses - affiliate and has been treated as an equity contribution from SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity.

Restricted Stock Awards

RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.

The following table presents information regarding outstanding RSAs as of September 30, 2016, and changes during the nine months ended September 30, 2016:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2016	1,859,616	$2.93
Converted	(619,063)	2.81
Forfeited	(874,358)	2.14
Balance at September 30, 2016	366,195	$8.51	$5.1

No RSAs were granted during the nine months ended September 30, 2016 or 2015. As of September 30, 2016, $0.1 million of total unrecognized compensation cost related to these awards is expected to be recognized over a period of approximately 0.3 years.

Restricted Stock Units

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of September 30, 2016, and changes during the nine months ended September 30, 2016:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in Years)
Balance at January 1, 2016	3,208,394
Granted	163,595
Converted	(315,766)
Forfeited	(1,233,160)
Balance at September 30, 2016	1,823,063	$25.4	1.1

As of September 30, 2016, $18.3 million of total unrecognized compensation cost related to RSUs is expected to be recognized by SunEdison and the Company over a weighted average period of approximately 2.1 years. The weighted-average fair value of RSUs on the date of grant was $11.05 and $33.69 for the nine months ended September 30, 2016 and 2015, respectively.

On August 11, 2016, the Company awarded 128,272 RSUs to certain employees and executive officers of SunEdison and the Company. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant-date fair value of these awards was $1.6 million which will be recognized as compensation cost by SunEdison and the Company on a straight-line basis over the three year service period.

Stock Options

The following table presents information regarding outstanding stock options as of September 30, 2016 and changes during the period then ended:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of January 1, 2016	56,250	$29.31
Expired	(56,250)	29.31
Balance as of September 30, 2016	—	$—

As of September 30, 2016, there was no unrecognized compensation cost in relation to outstanding stock options.

14. LOSS PER SHARE

Loss per share (“EPS”) is based upon the weighted average shares outstanding. Unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.

Basic and diluted loss per share of the Company's Class A common stock for the three and nine months ended September 30, 2016 and 2015 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic and diluted loss per share¹:
Net loss attributable to Class A common stockholders	$(26,171)	$(820)	$(47,559)	$(22,136)
Less: dividends paid on Class A shares and participating RSAs	—	(26,797)	—	(46,879)
Undistributed loss attributable to Class A shares	$(26,171)	$(27,617)	$(47,559)	$(69,015)

Weighted average basic and diluted Class A shares outstanding	90,860	77,522	89,140	61,777

Distributed earnings per share	$—	$0.33	$—	$0.73
Undistributed loss per share	(0.29)	(0.36)	(0.53)	(1.12)
Basic and diluted loss per share	$(0.29)	$(0.03)	$(0.53)	$(0.39)
———

(1)
The computations for diluted loss per share of the Company's Class A common stock for the three and nine months ended September 30, 2016 exclude 459,800 of unvested RSAs and 1,823,063 of unvested RSUs because the effect would have been anti-dilutive. The computations for diluted loss per share of the Company's Class A common stock for the three and nine months ended September 30, 2015 exclude 2,407,483 of unvested RSAs, 2,215,373 of unvested RSUs and 150,000 options to purchase the Company's shares because the effect would have been anti-dilutive.

15. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
SunEdison's non-controlling interest in Terra LLC	$700,298	$897,409
Non-controlling interests in renewable energy facilities	810,841	858,117
Total non-controlling interests	$1,511,139	$1,755,526

As of September 30, 2016, TerraForm Power owned 65.5% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 34.5% interest shown as a non-controlling interest.

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

The following table presents the activity of the redeemable non-controlling interest balance reported on the unaudited condensed consolidated balance sheet for the nine months ended September 30, 2016:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Retained Earnings	Total
Balance as of December 31, 2015	$167,199	$8,512	$175,711
Distributions	(8,420)	—	(8,420)
Acquisition accounting adjustment to redeemable non-controlling interest in acquired renewable energy facility	(780)	—	(780)
Net income	—	16,374	16,374
Balance as of September 30, 2016	$157,999	$24,886	$182,885

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of September 30, 2016, the Company had outstanding letters of credit under the Revolver of $68.3 million and outstanding project-level letters of credit of $140.6 million.

Guarantee Agreements

The Company and its subsidiaries have provided guarantees to certain of its institutional tax equity investors and financing parties in connection with its tax equity financing transactions. These guarantees do not guarantee the returns targeted by the tax equity investors or financing parties, but rather support any potential indemnity payments payable under the tax equity agreements, including related to management of tax partnerships and recapture of tax credits or renewable energy grants in connection with transfers of the Company’s direct or indirect ownership interests in the tax partnerships to entities that are not qualified to receive those tax benefits. The Company and its subsidiaries have also provided guarantees in connection with acquisitions of third party assets or to support project contractual obligations, including renewable energy credit sales agreements, and may provide additional guarantees in connection with future acquisitions or project contractual obligations. The Company and its subsidiaries have also provided other capped or limited contingent guarantees and other support obligations with respect to certain project-level indebtedness.

Commitments to Acquire Renewable Energy Facilities

As of September 30, 2016, the Company did not have any open commitments to acquire renewable energy facilities from SunEdison, other than as described with respect to the Invenergy Wind Option Agreements (see Note 17. Related Parties for further discussion).

The Company had a commitment of $58.7 million to acquire two wind power plants with a combined nameplate capacity of 98.6 MW from Invenergy Wind that expired on July 1, 2016. On January 20, 2017, Invenergy Wind provided notice of termination of the purchase agreement related to these power plants, and as a result, the Company does not expect to purchase these facilities.

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

Securities Class Action

On April 4, 2016, a securities class action under federal securities laws (Chamblee v. TerraForm Power, Inc., et al., Case No. 1:16-cv-00981-JFM) was filed in the United States District Court for the District of Maryland against the Company and two of its former officers (one of which was also a director of the Company) asserting claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a putative class. The Complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies, including with respect to disclosures regarding SunEdison’s internal controls and the Company's reliance on SunEdison. An amended complaint was filed on September 26, 2016 and a former officer and director of the Company were added as defendants. On October 4, 2016, the Judicial Panel on Multidistrict Litigation transferred this matter to the U.S. District Court for the Southern District of New York (SDNY) for consolidated or coordinated pretrial proceedings. On December 19, 2016, an initial case management conference was held in the multidistrict litigation proceedings in the SDNY. The Court entered an order requiring all parties to the multidistrict litigation to mediate and entered a partial stay of all proceedings through March 31, 2017. The parties attended an initial mediation in February of 2017 and the Company expects to continue the mediation process for the time being. The parties are to file a status report on the mediation by March 17, 2017. While the Company cannot predict with certainty the ultimate resolution of this proceeding, the Company believes each of the allegations in this complaint are without merit and intends to contest these allegations vigorously.

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

On February 21, 2017, Mr. Perez filed Gundin v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegations in Mr. Perez’s Department of Labor complaint.

The Company is in the preliminary stages of reviewing the allegations made in the complaints. As a result, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

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

On February 21, 2017, Mr. Domenech filed Domenech Zornoza v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegations in Mr. Domenech’s Department of Labor complaint.

The Company is in the preliminary stages of reviewing the allegations made in the complaints. As a result, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Eastern Maine Electric Cooperative Litigation

On November 21, 2016, the Penobscot County Maine Superior Court entered judgment in the amount of $13.6 million against First Wind Holdings, LLC (“First Wind”), an indirect subsidiary of SunEdison, Inc., and several subsidiaries of the Company. The plaintiff filed judgment liens against the defendants which will stay outstanding through the appeals process. The action involved a claimed breach of contract arising out of a contract between First Wind and Eastern Maine Electric Cooperative, Inc. (“EMEC”), under which First Wind, on behalf of itself and its then wholly-owned subsidiaries, agreed to negotiate a definitive agreement to transfer to EMEC a portion of a transmission line. The transmission line is owned, in part, by one of the Company's subsidiaries, and is the sole means of transmitting power from the Rollins, Stetson I, and Stetson II wind farms. The subsidiaries that own these wind farms and the transmission line were acquired by the Company as part of the Company's acquisition of certain of the operating assets of First Wind Holdings. The Company believes all the defendants acted in good faith and the Company’s subsidiaries that are defendants in the action intend to continue to vigorously contest the allegations and appeal the verdict. The judgment was for money damages and, if upheld on appeal, would not be expected to result in a loss of the use of the transmission line by the Company's subsidiaries. The total amount of the judgment was accrued for as of December 31, 2015 and September 30, 2016.

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

The Yieldcos, Terra LLC, GLBL LLC and SunEdison have modified the MOU through a series of extensions which have extended, from January 27, 2017 to March 3, 2017, the deadline under the MOU for agreeing to the terms of definitive settlement agreements. Under the MOU, as modified, the Yieldcos, Terra LLC, GLBL LLC and SunEdison will work in good faith toward agreeing to the terms of two separate settlement agreements, one for each Yieldco, as promptly as practicable on or before March 3, 2017. The Company expects that SunEdison will condition its motion for Bankruptcy Court approval of each settlement agreement upon Bankruptcy Court approval of the other settlement agreement. In addition, TERP and SunEdison will work to document a transaction for the sale of all or part of TERP in parallel with a separate effort by GLBL and SunEdison to document a transaction for the sale of all or part of GLBL (each an “M&A Transaction”), with each M&A Transaction requiring the approval by the applicable Yieldco and SunEdison. The obligation to work toward the M&A Transaction terminates if the Yieldcos and SunEdison have not executed and delivered settlement agreements on or before March 3, 2017.

The MOU contains certain non-binding proposed settlement terms (the “Proposed Settlement Terms”) to resolve the complex legal relationship between the applicable Yieldco and SunEdison arising out of SunEdison’s sponsorship of such Yieldco, including, among other things, an allocation of the total consideration paid in connection with an M&A Transaction and, with certain exceptions, the full mutual release of all TERP Intercompany Claims. At the closing of the TERP M&A Transaction, in exchange for its Class B common stock of TerraForm Power, Class B units of Terra LLC, incentive distribution rights and all other interests in TERP, SunEdison would receive consideration equal to 36.9% of the total consideration paid to all of the Company’s stockholders, reflecting the settlement of TERP Intercompany Claims (including avoidance actions in the

SunEdison Bankruptcy), incentive distribution rights and other factors considered by the board of directors of the Company. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Power. At the closing of the GLBL M&A Transaction, in exchange for its Class B common stock of TerraForm Global, Class B units of GLBL LLC, incentive distribution rights and all other interests in GLBL, SunEdison would receive consideration equal to 25.0% of the total consideration paid to all TerraForm Global stockholders, reflecting the settlement of GLBL Intercompany Claims, incentive distribution rights and other factors considered by the board of directors of TerraForm Global. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Global (including SunEdison, solely in its capacity as a holder of Class A common stock of TerraForm Global immediately prior to the closing of such M&A Transaction).

The Proposed Settlement Terms are not legally binding on any party to the MOU and are subject to a number of conditions and contingencies, including each of the Yieldcos and SunEdison entering into final settlement agreements before March 3, 2017, each of the Yieldcos entering into an M&A Transaction (and all documents with respect thereto) jointly approved by the applicable Yieldco and SunEdison by April 1, 2017 and approval of each settlement agreement by the Bankruptcy Court by April 1, 2017, which date may be extended until April 15, 2017 if approval of the settlement agreements is a contested matter that SunEdison is prosecuting in good faith. The settlement agreements will automatically terminate if approval of the Bankruptcy Court is not obtained and will be terminable if the applicable jointly approved M&A Transaction terminates prior to closing or if other customary milestones are not met or termination rights are triggered. There is no assurance that the Yieldcos and SunEdison will enter into binding settlement agreements, and there is no assurance as to the final terms or timing of any such settlement agreements.

Management Services Agreement

Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016 and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology and communications, but stopped providing (or reimbursing the Company) for other services pursuant to the MSA. The Company expects the MSA will ultimately be terminated as part of any settlement agreement that it enters into with SunEdison. The Company cannot give any assurance that it will be able to enter into a new management services agreement with a new sponsor at all or at an attractive cost to the extent it elects to enter into a sponsorship arrangement as part of its strategic alternatives process.

Costs for the management and administrative services that SunEdison has continued providing or reimbursing the Company for pursuant to the MSA are included within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations, and costs for services that SunEdison has stopped providing or reimbursing the Company for are now included within general and administrative expenses. General and administrative expenses - affiliate were $2.9 million and $10.6 million for the three and nine months ended September 30, 2016, respectively, and $14.6 million and $39.4 million, respectively, for the same periods in 2015 as reported in the unaudited condensed consolidated statements of operations. Pursuant to the MSA, cash consideration paid by the Company for these services for the three and nine months ended September 30, 2016 totaled $1.8 million and $5.3 million, respectively, and $1.0 million and $3.0 million, respectively, for the same periods in 2015. General and administrative expenses - affiliate in excess of cash consideration paid by the Company have been treated as an equity contribution from SunEdison in all periods.

O&M and Asset Management Services

O&M services, as well as asset management services, are substantially provided to the Company by SunEdison pursuant to contractual agreements. Costs incurred for these services were $7.1 million and $22.9 million during the three and nine months ended September 30, 2016, respectively, and were $6.8 million and $14.7 million, respectively, during the same periods in 2015. These costs are reported as cost of operations - affiliate in the unaudited condensed consolidated statements of operations. In addition, in conjunction with the First Wind acquisition, SunEdison committed to reimburse the Company for capital expenditures and operation and maintenance labor fees in excess of budgeted amounts (not to exceed $53.9 million through 2019) for certain of its wind power plants. During the three and nine months ended September 30, 2015, the Company received contributions pursuant to this agreement of $2.4 million and $4.6 million, respectively. As a result of the SunEdison

Bankruptcy, no amounts were received during 2016.

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

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison, pursuant to which SunEdison would pay all of the scheduled interest on a term loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the term loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). Interest expense incurred under the term loan was reflected in the unaudited condensed consolidated statement of operations and the reimbursement for such costs was treated as an equity contribution from SunEdison. The Company received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the nine months ended September 30, 2015. No amounts were received during 2016 as the remaining outstanding principal balance of the term loan was fully repaid on January 28, 2015.

On January 28, 2015, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. Pursuant to the Amended Interest Payment Agreement, SunEdison agreed to pay amounts equal to a portion of each scheduled interest payment of the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts were to be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the Interest Payment Agreement, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the Interest Payment Agreement) would not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison is not obligated to pay any amounts payable under the Senior Notes due 2023 in connection with an acceleration of the indebtedness thereunder. The Company received $8.0 million from SunEdison pursuant to the Amended Interest Payment Agreement during the nine months ended September 30, 2016, which was received in the first quarter of 2016 and accrued for during fiscal 2015. As of the first quarter of 2016, the Company had received a cumulative amount of $24.0 million under the Interest Payment Agreement and Amended Interest Payment Agreement from SunEdison with $24.0 million of scheduled payments due in future periods. The Company has not received any payments from SunEdison pursuant to the Amended Interest Payment Agreement since the first quarter.

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

Support Agreement and Intercompany Agreement

The Company entered into the Project Support Agreement with SunEdison (the "Support Agreement") on July 23, 2014, which provided the Company the option to purchase additional renewable energy facilities from SunEdison in 2015 and 2016. The Support Agreement also provided the Company a right of first offer with respect to certain other renewable energy facilities. During the nine months ended September 30, 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison under the Project Support Agreement (see Note 2. Transactions Between Entities Under Common Control).

In connection with the First Wind acquisition, the Company and SunEdison entered into an agreement (the "Intercompany Agreement") pursuant to which the Company was granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison. During the nine months ended September 30, 2016, the Company did not acquire any renewable energy facilities from SunEdison under the Intercompany Agreement.

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

In addition to the Company's Call Right Projects under the Support Agreement and Intercompany Agreement, the Company's Call Right Projects also include 0.5 GW (net) of operating wind power plants that are owned by a warehouse vehicle arranged by SunEdison (the "AP Warehouse"). The Company believes SunEdison has sold or is in the process of selling its equity interest in the AP Warehouse to an unaffiliated third party and the Company is currently evaluating its options with regard to these assets.

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

Due to SunEdison, net

Subsequent to the SunEdison Bankruptcy, certain of the Company's expenses are still being reimbursed by SunEdison pursuant to the MSA and any of these expenses not reimbursed by SunEdison as of the balance sheet date are reported as a receivable from SunEdison. Additionally, all amounts incurred by the Company and not paid as of the balance sheet date for renewable energy facilities acquired from SunEdison or for asset management and O&M services received from SunEdison are reported as a payable to SunEdison. As of September 30, 2016 and December 31, 2015, the Company had a net payable to SunEdison of $9.5 million and $26.6 million, respectively, which is reported as Due to SunEdison, net in the unaudited condensed consolidated balance sheets. As a result of the SunEdison Bankruptcy, the Company recognized a $0.8 million loss within loss on receivables - affiliate in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016 related to recording a bad debt reserve for outstanding receivables from the SunEdison Debtors. No amount was recognized for the same period in 2015 or three months ended September 30, 2016.

Incentive Distribution Rights

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Amended and Restated Operating Agreement of Terra LLC which granted SunEdison 100% of the Incentive Distribution Rights ("IDRs") of Terra LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. As of September 30, 2016 and December 31, 2015, SunEdison held 100% of the IDRs. SunEdison has pledged the IDRs as collateral under its DIP financing and its first and second lien credit facilities and second lien secured notes. As of September 30, 2016 and December 31, 2015, there were no Class B1 units of Terra LLC outstanding. There were no payments for IDRs made by the Company during the nine months ended September 30, 2016 and 2015.

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of December 31, 2015, the Company had open commitments of $240.9 million in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 195.5 MW from SunEdison. Over the course of 2016, the Company has focused on acquiring, terminating or resolving its commitments to acquire renewable energy facilities from SunEdison in order to align its future commitments with current market conditions. During the nine months ended September 30, 2016, all outstanding commitments that existed as of December 31, 2015 expired or were extinguished through termination or project acquisitions, except as described below with respect to the Invenergy Wind Option Agreements. The reduction in the Company's commitment amount during 2016 is detailed in the table below:

					Cash Committed
Description	Facility Category	Facility Type	Location	MW	(in thousands)
As of December 31, 2015[1]				195.5	$240,896
Acquired[2]	Distributed Generation	Solar	U.S.	(1.2)	(3,085)
Acquired[3]	Utility	Solar	U.S.	(18.0)	(36,591)
Terminated	Utility	Solar	U.S.	(159.8)	(168,396)
Terminated	Residential	Solar	U.S.	—	(3,808)
Expired	Distributed Generation	Solar	U.S.	(16.5)	(29,016)
As of September 30, 2016				—	$—
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

18. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments include the Company's entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility, and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind, and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three and nine months ended September 30, 2016 and 2015 were earned by the Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$125,644	$52,474	$—	$178,118	$139,248	$24,043	$—	$163,291
Depreciation, accretion and amortization expense	29,243	28,400	345	57,988	33,027	10,640	—	43,667
Other operating costs and expenses	19,613	25,520	24,289	69,422	15,027	11,115	29,347	55,489
Interest expense, net	22,020	20,637	30,161	72,818	17,478	1,224	30,084	48,786
Other non-operating expenses (income), net	2,206	11	2,244	4,461	28,501	(506)	(16,737)	11,258
Income tax expense¹	—	—	1,140	1,140	—	—	1,673	1,673
Net income (loss)	$52,562	$(22,094)	$(58,179)	$(27,711)	$45,215	$1,570	$(44,367)	$2,418

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$314,379	$204,957	$—	$519,336	$283,086	$80,766	$—	$363,852
Depreciation, accretion and amortization expense	90,137	87,402	487	178,026	88,319	25,375	—	113,694
Other operating costs and expenses	57,745	73,014	64,780	195,539	45,855	30,107	82,343	158,305
Interest expense, net	89,365	64,366	89,380	243,111	52,863	2,075	66,664	121,602
Other non-operating expenses (income), net	975	230	4,493	5,698	16,209	6,611	(3,303)	19,517
Income tax expense¹	—	—	3,115	3,115	—	—	2,842	2,842
Net income (loss)	$76,157	$(20,055)	$(162,255)	$(106,153)	$79,840	$16,598	$(148,546)	$(52,108)
Balance Sheet
Total assets²	$3,841,165	$3,627,850	$525,964	$7,994,979	$3,923,186	$3,765,486	$528,737	$8,217,409
———

(1)	Income tax expense is not allocated to the Company's Solar and Wind segments.

(2)	Represents total assets as of September 30, 2016 and December 31, 2015, respectively.

19. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2016:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(11,733)	$34,633	$22,900
Net unrealized loss arising during the period	(2,442)	(32,348)	(34,790)
Reclassification of net realized loss (gain) into earnings:
Interest expense, net	—	25,664	25,664
Operating revenues, net	—	(9,997)	(9,997)
Other comprehensive loss	$(2,442)	$(16,681)	$(19,123)
Accumulated other comprehensive (loss) income	(14,175)	17,952	3,777
Other comprehensive loss attributable to non-controlling interests	(668)	(6,151)	(6,819)
Balance as of September 30, 2016	$(13,507)	$24,103	$10,596

The following tables present each component of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016			September 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized loss arising during the period	$(6,158)	$—	$(6,158)	$(3,363)	$—	$(3,363)
Hedging activities:
Net unrealized gain (loss) arising during the period	14,258	—	14,258	46,681	(14,831)	31,850
Reclassification of net realized loss into earnings	3,164	—	3,164	129	—	129
Net change	17,422	—	17,422	46,810	(14,831)	31,979
Other comprehensive income (loss)	$11,264	$—	11,264	$43,447	$(14,831)	28,616
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax			4,850			(2,206)
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison			—			32,985
Other comprehensive income (loss) attributable to Class A common stockholders			$6,414			$(2,163)

	Nine Months Ended
	September 30, 2016			September 30, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized loss arising during the period	$(2,442)	$—	$(2,442)	$(2,786)	$—	$(2,786)
Hedging activities:
Net unrealized (loss) gain arising during the period	(32,348)	—	(32,348)	52,364	(14,831)	37,533
Reclassification of net realized loss into earnings	15,667	—	15,667	3,336	—	3,336
Net change	(16,681)	—	(16,681)	55,700	(14,831)	40,869
Other comprehensive (loss) income	$(19,123)	$—	(19,123)	$52,914	$(14,831)	38,083
Less: Other comprehensive loss attributable to non-controlling interests, net of tax			(6,819)			(1,093)
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison			—			40,488
Other comprehensive loss attributable to Class A common stockholders			$(12,304)			$(1,312)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

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

Resignation of Mr. David Ringhofer from the Board

On February 12, 2017, Mr. David Ringhofer resigned from his position as a director of the Board. The resignation was contingent upon, and effective immediately prior to, the election of Mr. Christian S. Fong as a director of the Board. Mr. Ringhofer’s resignation was not the result, in whole or in part, of any disagreement with the Company.

Resignation of Mr. Gregory Scallen from the Board

On February 12, 2017, Mr. Gregory Scallen resigned from his position as a director of the Board. The resignation was contingent upon, and effective immediately prior to, the election of Mr. Christian S. Fong as a director of the Board. Mr. Scallen’s resignation was not the result, in whole or in part, of any disagreement with the Company.

Election of Mr. Christian S. Fong to the Board

On February 12, 2017, effective upon the resignations of Messrs. Ringhofer and Scallen from their positions as directors of the Board, Mr. Christian S. Fong became a member of the Board pursuant to a previous vote by the Board. The Company believes that Mr. Fong qualifies as an independent director under applicable stock exchange rules. In connection with the election of Mr. Fong to the Board, the Board consulted with various parties, including SunEdison, Inc., the Company's controlling shareholder, which suggested Mr. Fong as a board candidate.

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

Delayed Filing of 2016 10-K and First Quarter 2017 Form 10-Q

By filing this Form 10-Q for the third quarter of 2016, the Company has completed the filing of all of its previously outstanding periodic reports. However, due to the time and resources required to complete its delayed SEC periodic reports, including its Form 10-K for the year ended December 31, 2015 and its Forms 10-Q for the first, second and third quarters of 2016, the Company has experienced delays in its ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in its Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) and subsequent quarterly reports. The Company currently does not expect to be able to file the 2016 10-K by the SEC filing deadline in March 2017 or its Form 10-Q for the first quarter of 2017 by the SEC filing deadline in May 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be included in its periodic filings with the SEC. There can be no assurance that the Company’s future periodic reports will not be delayed for similar reasons. Continued delays in the filing of the Company’s periodic reports with the SEC could have a material adverse effect on the Company. See “Continued delays in the filing of our periodic reports with the SEC, further delays in the preparation of audited financial statements at the project level and delay in holding the Company's 2016 annual meeting of stockholders, could result in the delisting of our Class A common stock or have a material adverse effect,” in Part II, Item 1A. of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2016 for additional information, including certain of the risks associated with these delays.

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

Update on Settlement Discussions with SunEdison

As previously disclosed, the Company has been engaged in settlement discussions with SunEdison to resolve, among other matters, intercompany claims in connection with the SunEdison Bankruptcy. On January 20, 2017, the Company and Terra LLC, entered into a memorandum of understanding (the “MOU”) with SunEdison, TerraForm Global, Inc. (“TerraForm Global” and, together with TerraForm Power, the “Yieldcos”) and TerraForm Global, LLC (“GLBL LLC”), a subsidiary of TerraForm Global. The MOU outlines potential settlements of claims (i) between SunEdison and its affiliated debtors and non-

debtors (excluding the Yieldcos) and their respective employees, officers, directors, agents and representatives in their capacities as such (the "SunEdison Parties"), on the one hand, and TerraForm Power (for itself and on behalf of Terra LLC and TerraForm Power Operating LLC) (collectively, "TERP"), and TERP's employees, officers, directors, agents and representatives in their capacities as such, on the other hand (the "TERP Intercompany Claims"); and (ii) between the SunEdison Parties, on the one hand, and TerraForm Global (for itself and on behalf of GLBL LLC and TerraForm Global Operating, LLC) (collectively, “GLBL”) and GLBL' s employees, officers, directors, agents and representatives in their capacities as such, on the other hand (the “GLBL Intercompany Claims”), in each case in connection with the SunEdison Bankruptcy and including, in each case, any avoidance actions and preference claims the SunEdison Parties may have. The MOU has been approved by the respective boards of directors of TerraForm Power, SunEdison and TerraForm Global. TerraForm Power's board of directors approved the MOU upon the recommendation of its independent members who do not also serve on the board of directors of TerraForm Global. The settlement of the TERP Intercompany Claims and the GLBL Intercompany Claims is subject to the approval of the bankruptcy court in the SunEdison Bankruptcy (the “Bankruptcy Court”).

The Yieldcos, Terra LLC, GLBL LLC and SunEdison have modified the MOU through a series of extensions which have extended, from January 27, 2017 to March 3, 2017, the deadline under the MOU for agreeing to the terms of definitive settlement agreements. Under the MOU, as modified, the Yieldcos, Terra LLC, GLBL LLC and SunEdison will work in good faith toward agreeing to the terms of two separate settlement agreements, one for each Yieldco, as promptly as practicable on or before March 3, 2017. The Company expects that SunEdison will condition its motion for Bankruptcy Court approval of each settlement agreement upon Bankruptcy Court approval of the other settlement agreement. In addition, TERP and SunEdison will work to document a transaction for the sale of all or part of TERP in parallel with a separate effort by GLBL and SunEdison to document a transaction for the sale of all or part of GLBL (each an “M&A Transaction”), with each M&A Transaction requiring the approval by the applicable Yieldco and SunEdison. The obligation to work toward the M&A Transaction terminates if the Yieldcos and SunEdison have not executed and delivered settlement agreements on or before March 3, 2017.

The MOU contains certain non-binding proposed settlement terms (the “Proposed Settlement Terms”) to resolve the complex legal relationship between the applicable Yieldco and SunEdison arising out of SunEdison’s sponsorship of such Yieldco, including, among other things, an allocation of the total consideration paid in connection with an M&A Transaction and, with certain exceptions, the full mutual release of all TERP Intercompany Claims. At the closing of the TERP M&A Transaction, in exchange for its Class B common stock of TerraForm Power, Class B units of Terra LLC, incentive distribution rights and all other interests in TERP, SunEdison would receive consideration equal to 36.9% of the total consideration paid to all of the Company’s stockholders, reflecting the settlement of TERP Intercompany Claims (including avoidance actions in the SunEdison Bankruptcy), incentive distribution rights and other factors considered by the board of directors of the Company. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Power. At the closing of the GLBL M&A Transaction, in exchange for its Class B common stock of TerraForm Global, Class B units of GLBL LLC, incentive distribution rights and all other interests in GLBL, SunEdison would receive consideration equal to 25.0% of the total consideration paid to all TerraForm Global stockholders, reflecting the settlement of GLBL Intercompany Claims, incentive distribution rights and other factors considered by the board of directors of TerraForm Global. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Global (including SunEdison, solely in its capacity as a holder of Class A common stock of TerraForm Global immediately prior to the closing of such M&A Transaction).

The Proposed Settlement Terms are not legally binding on any party to the MOU and are subject to a number of conditions and contingencies, including each of the Yieldcos and SunEdison entering into final settlement agreements before March 3, 2017, each of the Yieldcos entering into an M&A Transaction (and all documents with respect thereto) jointly approved by the applicable Yieldco and SunEdison by April 1, 2017 and approval of each settlement agreement by the Bankruptcy Court by April 1, 2017, which date may be extended until April 15, 2017 if approval of the settlement agreements is a contested matter that SunEdison is prosecuting in good faith. The settlement agreements will automatically terminate if approval of the Bankruptcy Court is not obtained and will be terminable if the applicable jointly approved M&A Transaction terminates prior to closing or if other customary milestones are not met or termination rights are triggered. There is no assurance that the Yieldcos and SunEdison will enter into binding settlement agreements, and there is no assurance as to the final terms or timing of any such settlement agreements.

Exclusivity with Brookfield Asset Management Inc.

As previously disclosed, the Company has been exploring and evaluating potential strategic alternatives to maximize stockholder value, including a merger or sale of its entire business or other business combinations or sponsorship arrangements. On January 20, 2017, TerraForm Power and Terra LLC entered into an exclusivity agreement (the “Exclusivity Agreement”)

with Brookfield Asset Management Inc. (“Brookfield”), which was amended on February 17, 2017 and is subject to customary terms and conditions. Under the Exclusivity Agreement (as amended), subject to early termination under certain circumstances, the Company has agreed to negotiate exclusively with Brookfield in connection with a possible negotiated business combination transaction between the Company and Brookfield until the earlier of the execution of a definitive agreement for such transaction and 11:59 p.m. New York City time on March 6, 2017. There is no assurance that the Company and Brookfield will enter into a definitive agreement for a potential transaction and there is no assurance as to the form, terms or timing of any transaction even if an agreement is reached between the parties. The final form and terms of any such transaction, including any consideration ultimately received by TerraForm Power’s stockholders in such transaction, and any conditions to closing, may be materially different from the terms contained in Brookfield’s proposals. These and other risks and uncertainties relating to our exploration of strategic alternatives may, among other things, create uncertainties for our future business strategy, disrupt our business or adversely impact our revenue, operating results and financial condition.

Residential Portfolio Sale

During the third quarter of 2016, we began exploring a sale of substantially all of our portfolio of residential rooftop solar assets located in the United States through a strategic sales process. In the third quarter of 2016, in conjunction with the exploration of a sale, we recorded a $3.3 million charge within cost of operations as a result of the decision to abandon certain residential construction in progress assets we did not expect to complete. Our preliminary analysis indicates that the carrying value of the assets exceeds the fair value less costs to sell by approximately $13 million. We cannot give any assurance as to when or if we will complete any such sale or to the price we will receive for such assets.

Growth of Our Portfolio

The following table provides an overview of the growth of our portfolio from December 31, 2015 through December 31, 2016:

					Weighted Average Remaining Duration of PPA (Years)²
			Net Nameplate Capacity (MW)¹	Number of Sites
Description	Source	Facility Type
Total Portfolio as of December 31, 2015			2,966.9	3,054	16
Additions to the Blackhawk Solar Portfolio	SunEdison	Solar	18.0	1	19
Additions to the SUNE XVIII portfolio	SunEdison	Solar	1.2	3	19
Additions to the MPI portfolio	Third Party	Solar	0.9	3	16
Resi 2015 Portfolio I terminations	SunEdison	Solar	(4.0)	(560)	N/A
Adjustment to Duke Operating sites[3]	SunEdison	Solar	—	2	N/A
Total Portfolio as of December 31, 2016			2,983.1	2,503	15
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

(2)	Calculated as of December 31, 2015 and December 31, 2016, respectively.

(3)	Reflects an adjustment to number of sites.

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

The following table lists the renewable energy facilities that comprise our portfolio as of December 31, 2016:

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²	Counterparty Credit Rating[3]
Solar Distributed Generation:
CD DG Portfolio	U.S.	77.8	77.8	42	16	A / Aa3
DG 2015 Portfolio 2	U.S.	48.1	48.1	30	19	AA- / Aa3
U.S. Projects 2014	U.S.	45.4	45.4	41	18	AA- / Aa3
DG 2014 Portfolio 1	U.S.	44.0	44.0	46	18	AA / Aa2
TEG	U.S.	33.8	32.0	56	13	AA / Aa3
HES	U.S.	25.2	25.2	67	13	AA / Aa2
MA Solar	U.S.	21.1	21.1	4	25	AA / Aaa
Summit Solar Projects	U.S.	19.6	19.6	50	11	AA+ / Aa1
U.S. Projects 2009-2013	U.S.	15.2	15.2	73	13	A / A2
SUNE XVIII	U.S.	16.1	16.1	21	20	AAA / Aaa
California Public Institutions	U.S.	13.5	7.0	5	17	AA- / Aa3
Enfinity	U.S.	13.2	13.2	15	15	A- / A2
MA Operating	U.S.	12.2	12.2	4	17	AA+ / Aa2
Duke Operating	U.S.	10.0	10.0	3	14	A- / A1
SunE Solar Fund X	U.S.	8.8	8.8	12	14	AA+ / Aa1
Summit Solar Projects	Canada	3.8	3.8	7	15	NR / Aa2
MPI	Canada	4.7	4.7	13	17	NR / Aa2
Resi 2015 Portfolio 1	U.S.	8.9	8.9	1,246	19	NR / NR
Resi 2014 Portfolio 1	U.S.	2.8	2.8	700	15	NR / NR
Total Solar Distributed Generation		424.2	415.9	2,435	17	AA- / Aa2

Solar Utility:
Mt. Signal	U.S.	265.8	265.8	1	22	A+ / Aa2
Regulus Solar	U.S.	81.6	81.6	1	18	BBB+ / A2
Blackhawk Solar Portfolio	U.S.	72.8	72.8	10	21	AA+ / Aa2
North Carolina Portfolio	U.S.	26.4	26.4	4	13	A / Aa2
Atwell Island	U.S.	23.5	23.5	1	21	BBB / A3
Nellis	U.S.	14.0	14.0	1	11	NR / NR
Alamosa	U.S.	8.2	8.2	1	11	A- / A3
CalRENEW-1	U.S.	6.3	6.3	1	13	BBB / A3
Northern Lights	Canada	25.4	25.4	2	17	NR / Aa2
Marsh Hill	Canada	18.5	18.5	1	18	NR / Aa2
SunE Perpetual Lindsay	Canada	15.5	15.5	1	18	NR / Aa2
U.K. Utility Solar Portfolio	U.K	208.4	208.4	14	13	A- / Baa1
Fairwinds & Crundale	U.K	55.9	55.9	2	13	A- / Baa1
Stonehenge Q1	U.K	41.2	41.2	3	12	A- / Baa1
Stonehenge Operating	U.K	23.6	23.6	3	11	A+ / Aa3
Says Court	U.K	19.8	19.8	1	12	A- / Baa1
Crucis Farm	U.K	16.1	16.1	1	13	A- / Baa1
Norrington	U.K	11.1	11.1	1	12	A- / Baa1
CAP	Chile	101.6	101.6	1	17	BB / NR
Total Solar Utility		1,035.7	1,035.7	50	17	A- / A1

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²	Counterparty Credit Rating[3]
Wind Utility:
South Plains I	U.S.	200.0	200.0	1	11	BBB+ / A3
California Ridge	U.S.	217.1	195.6	1	16	AA+ / Aaa
Bishop Hill	U.S.	211.4	190.5	1	16	AA+ / Aaa
Rattlesnake	U.S.	207.2	186.7	1	11	BBB+ / Baa1
Prairie Breeze	U.S.	200.6	180.7	1	22	AA / Aa2
Cohocton	U.S.	125.0	125.0	1	3	BBB+ / Baa1
Stetson I & II	U.S.	82.5	82.5	2	3	BBB / Baa2
Rollins	U.S.	60.0	60.0	1	15	A- / A2
Mars Hill	U.S.	42.0	42.0	1	1	A+ / Aa2
Sheffield	U.S.	40.0	40.0	1	11	A+ / NR
Bull Hill	U.S.	34.5	34.5	1	10	A / A2
Kaheawa Wind Power I	U.S.	30.0	30.0	1	9	BBB- / NR
Kahuku	U.S.	30.0	30.0	1	14	BBB- / Baa2
Kaheawa Wind Power II	U.S.	21.0	21.0	1	16	BBB- / NR
Steel Winds I & II	U.S.	35.0	35.0	2	3	BBB+ / A3
Raleigh	Canada	78.0	78.0	1	14	NR / Aa2
Total Wind Utility		1,614.3	1,531.5	18	12	A / A1

Total Renewable Energy Facilities		3,074.2	2,983.1	2,503	15	A / A1
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

In addition to our Call Right Projects under the Support Agreement and Intercompany Agreement, our Call Right Projects also include 0.5 GW (net) of operating wind power plants that are owned by a warehouse vehicle arranged by SunEdison (the "AP Warehouse"). We believe SunEdison has sold or is in the process of selling its equity interest in the AP Warehouse to an unaffiliated third party and we are currently evaluating our options with regard to these assets.

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

Gigawatt Hours Sold

Gigawatt hours (GWh) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track gigawatt hours sold as an indicator of our ability to recognize revenue from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities for the three and nine months ended September 30, 2016 were 669.5 GWh and 1,840.9 GWh, respectively, as compared to 621.5 GWh and 1,574.5 GWh for the same periods in the prior year. Our GWh sold for wind power plants for the three and nine months ended September 30, 2016 were 1,032.8 GWh and 3,971.1 GWh, respectively, as compared to 224.6 GWh and 817.7 GWh for the same periods in the prior year.

Consolidated Results of Operations

The amounts shown in the table below represent the results of TerraForm Power, Inc., which consolidates Terra LLC through its controlling interest. The operating results of Terra LLC for the three and nine months ended September 30, 2016 exclude $0.8 million and $2.1 million, respectively, of stock-based compensation expense, which is reflected in the operating results of TerraForm Power, Inc. Stock-based compensation expense of $2.7 million and $10.2 million is excluded from the operating results of Terra LLC for the same periods in the prior year, respectively. The following table illustrates the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2016 compared to the same periods in the prior year:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Operating revenues, net	$178,118	$163,291	$519,336	$363,852
Operating costs and expenses:
Cost of operations	32,820	15,201	94,534	50,430
Cost of operations - affiliate	7,149	6,840	22,898	14,657
General and administrative expenses	26,510	7,518	64,750	21,087
General and administrative expenses - affiliate	2,943	14,636	10,614	39,411
Acquisition and related costs	—	11,294	2,743	31,680
Acquisition and related costs - affiliate	—	—	—	1,040
Depreciation, accretion and amortization expense	57,988	43,667	178,026	113,694
Total operating costs and expenses	127,410	99,156	373,565	271,999
Operating income	50,708	64,135	145,771	91,853
Other expenses:
Interest expense, net	72,818	48,786	243,111	121,602
Loss on extinguishment of debt, net	—	—	—	8,652
Loss on receivables - affiliate	—	—	845	—
Loss on foreign currency exchange, net	3,913	9,825	4,161	9,755
Other expenses, net	548	1,433	692	1,110
Total other expenses, net	77,279	60,044	248,809	141,119
(Loss) income before income tax expense	(26,571)	4,091	(103,038)	(49,266)
Income tax expense	1,140	1,673	3,115	2,842
Net (loss) income	(27,711)	2,418	(106,153)	(52,108)
Less: Pre-acquisition net (loss) income of renewable energy facilities acquired from SunEdison	—	(2,743)	—	7,892
Net (loss) income excluding pre-acquisition net (loss) income of renewable energy facilities acquired from SunEdison	(27,711)	5,161	(106,153)	(60,000)
Less: Net income attributable to redeemable non-controlling interests	4,642	6,949	16,374	8,576
Less: Net loss attributable to non-controlling interests	(6,182)	(968)	(74,968)	(46,440)
Net loss attributable to Class A common stockholders	$(26,171)	$(820)	$(47,559)	$(22,136)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating Revenues, net

Operating revenues, net for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(In thousands, other than MW data)	2016	2015	Change
Energy:
Solar	$88,889	$88,121	$768
Wind	49,049	21,335	27,714
Incentives including affiliates:
Solar	36,755	51,127	(14,372)
Wind	3,425	2,708	717
Total operating revenues, net	$178,118	$163,291	$14,827

GWh sold:
Solar	669.5	621.5
Wind	1,032.8	224.6
Total GWh sold	1,702.3	846.1

Net nameplate capacity:
Solar	1,451.6	1,370.5
Wind	1,531.5	500.0
Total net nameplate capacity (MW)	2,983.1	1,870.5

Energy revenues increased by $28.5 million during the three months ended September 30, 2016, compared to the same period in 2015, as shown below. The increase in energy revenues at existing renewable energy facilities within the Wind segment is driven primarily by higher production due to higher wind resource during the three months ended September 30, 2016.

(In thousands)	Solar	Wind	Total
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$5,437	$29,775	$35,212
Amortization of revenue contracts	(3,858)	(9,369)	(13,227)
Existing renewable energy facility energy revenue	(811)	7,308	6,497
	$768	$27,714	$28,482

Incentive revenue decreased by $13.7 million during the three months ended September 30, 2016, compared to the same period in 2015 driven by a decrease at existing renewable energy facilities within the Solar segment as shown below. This decrease was the result of production as well as differences due to the timing of plant accreditation and contracting of SRECs compared to the three months ended September 30, 2015.

(In thousands)	Solar	Wind	Total
Energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$2,494	$(19)	$2,475
Existing renewable energy facility incentive revenue	(16,866)	736	(16,130)
	$(14,372)	$717	$(13,655)

Costs of Operations

Costs of operations for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
Cost of operations:
Solar	$8,693	$5,418	$3,275
Wind	24,127	9,783	14,344
Cost of operations - affiliate:
Solar	6,031	5,406	625
Wind	1,118	1,434	(316)
Total cost of operations	$39,969	$22,041	$17,928

Cost of operations increased $17.6 million during the three months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$280	$13,746	$14,026
Impairment charge related to residential solar assets not placed in service	3,276	—	3,276
Existing renewable energy facility cost of operations	(281)	598	317
	$3,275	$14,344	$17,619

Cost of operations - affiliate increased $0.3 million during the three months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$361	$577	$938
Existing renewable energy facility cost of operations - affiliate	264	(893)	(629)
	$625	$(316)	$309

General and Administrative

General and administrative expenses for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
General and administrative:
Project-level	$4,930	$4,723	$207
Corporate	21,580	2,795	18,785
General and administrative - affiliate:
Corporate	2,943	14,636	(11,693)
Total general and administrative	$29,453	$22,154	$7,299

General and administrative expense increased by $19.0 million compared to the three months ended September 30, 2015, and general and administrative - affiliate expense decreased by $11.7 million compared to the three months ended September 30, 2015 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$207	$—
Corporate costs due to higher professional fees for legal and accounting services primarily due to the SunEdison Bankruptcy	18,785	—
Decrease in the management and administrative services provided by SunEdison subsequent to the Bankruptcy	—	(11,693)
Total change	$18,992	$(11,693)

Pursuant to the management services agreement ("MSA"), SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources and procurement to the Company. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology and communications, but stopped providing (or reimbursing the Company) for other services pursuant to the MSA. We expect the MSA will ultimately be terminated as part of any settlement agreement that we enter into with SunEdison. We cannot give any assurance that we will be able to enter into a new management services agreement with a new sponsor at all or at an attractive cost to the extent we elect to enter into a sponsorship arrangement as part of our strategic alternatives process.

Pursuant to the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan, if the Company's strategic initiatives result in a change in control, or if the SunEdison Bankruptcy results in a liquidation event for SunEdison, all outstanding equity awards will vest, which would result in a significant charge for stock-based compensation expense in such period. As of September 30, 2016, the Company had $18.4 million of unrecognized compensation expense related to outstanding equity awards.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, decreased compared to the same period in the prior year as the Company did not acquire additional renewable energy facilities during the three months ended September 30, 2016.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $14.3 million during the three months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar[1]	Wind	Total
Increases in depreciation, accretion and amortization relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$4,118	$17,759	$21,877
Decrease in depreciation, accretion and amortization related to U.K. assets held for sale	(7,556)	—	(7,556)
	$(3,438)	$17,759	$14,321

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
Corporate-level	$30,161	$30,084	$77
Project-level:
Solar	22,020	17,478	4,542
Wind	20,637	1,224	19,413
Total interest expense, net	$72,818	$48,786	$24,032

Interest expense, net increased by $24.0 million during the three months ended September 30, 2016, compared to the same period in 2015, due to increased indebtedness resulting from the acquisition of wind power plants and increased corporate-level indebtedness under the Revolver and the issuance of the Senior Notes due 2023 and the Senior Notes due 2025 and additional amounts drawn on the Revolver.

Gain on Extinguishment of Debt, net

We did not have any gains or losses on the extinguishment of debt during the three months ended September 30, 2016 and 2015.

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $3.9 million for the three months ended September 30, 2016, driven by unrealized losses on the remeasurement of intercompany loans, which are primarily denominated in British pounds.

Income Tax Expense

Income tax expense was $1.1 million for the three months ended September 30, 2016, compared to $1.7 million during the same period in 2015. For the three months ended September 30, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in the Company's foreign jurisdictions. As of September 30, 2016, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests including redeemable non-controlling interests, was $1.5 million for the three months ended September 30, 2016. This was the result of a $13.4 million loss attributable to SunEdison's interest in Terra LLC's net loss during the three months ended September 30, 2016 and $11.9 million of income attributable to project-level tax equity partnerships. Net gain attributable to non-controlling interests was $6.0 million for the three months ended September 30, 2015. This was the result of a $0.2 million loss attributable to SunEdison's interest in Terra LLC's net income during the three months ended September 30, 2015 and a $6.2 million net gain attributable to project-level non-controlling interests.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating Revenues, net

Operating revenues, net for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(In thousands, other than MW data)	2016	2015	Change
Energy:
Solar	$215,124	$186,102	$29,022
Wind	183,927	66,196	117,731
Incentives including affiliates:
Solar	99,255	96,984	2,271
Wind	21,030	14,570	6,460
Total operating revenues, net	$519,336	$363,852	$155,484

GWh sold:
Solar	1,840.9	1,574.5
Wind	3,971.1	817.7
Total GWh sold	5,812.0	2,392.2

Net nameplate capacity:
Solar	1,451.6	1,370.5
Wind	1,531.5	500.0
Total net nameplate capacity (MW)	2,983.1	1,870.5

Energy revenues increased by $146.8 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$30,465	$143,002	$173,467
Amortization of revenue contracts	(3,258)	(25,271)	(28,529)
Existing renewable energy facility energy revenue	1,815	—	1,815
	$29,022	$117,731	$146,753

Incentive revenue increased by $8.7 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$5,925	$6,460	$12,385
Existing renewable energy facility incentive revenue	(3,654)	—	(3,654)
	$2,271	$6,460	$8,731

Costs of Operations

Costs of operations for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Cost of operations:
Solar	$25,606	$21,762	$3,844
Wind	68,928	28,668	40,260
Cost of operations - affiliate:
Solar	19,709	13,223	6,486
Wind	3,189	1,434	1,755
Total cost of operations	$117,432	$65,087	$52,345

Cost of operations increased $44.1 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$3,581	$40,260	$43,841
Impairment charge related to residential solar assets not placed in service	3,276	—	3,276
Existing renewable energy facility cost of operations	(3,013)	—	(3,013)
	$3,844	$40,260	$44,104

Cost of operations - affiliate increased $8.2 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$3,518	$1,755	$5,273
Existing renewable energy facility cost of operations - affiliate	2,968	—	2,968
	$6,486	$1,755	$8,241

General and Administrative

General and administrative expenses for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine months ended September 30,
(In thousands)	2016	2015	Change
General and administrative:
Project-level	$13,386	$10,818	$2,568
Corporate	51,364	10,269	41,095
General and administrative - affiliate:
Corporate	10,614	39,411	(28,797)
Total general and administrative	$75,364	$60,498	$14,866

General and administrative expense increased by $43.7 million compared to the nine months ended September 30, 2015, and general and administrative - affiliate expense decreased by $28.8 million compared to the nine months ended September 30, 2015 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increase relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$2,568	$—
Corporate costs due to higher professional fees for legal and accounting services primarily due to the SunEdison Bankruptcy	41,095	—
Decrease in the management and administrative services provided by SunEdison subsequent to the Bankruptcy	—	(28,797)
Total change	$43,663	$(28,797)

Pursuant to the management services agreement ("MSA"), SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources and procurement to the Company. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology and communications, but stopped providing (or reimbursing the Company) for other services pursuant to the MSA. We expect the MSA will ultimately be terminated as part of any settlement agreement that we enter into with SunEdison. We cannot give any assurance that we will be able to enter into a new management services agreement with a new sponsor at all or at an attractive cost to the extent we elect to enter into a sponsorship arrangement as part of our strategic alternatives process.

Pursuant to the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan, if the Company's strategic initiatives result in a change in control, or if the SunEdison Bankruptcy results in a liquidation event for SunEdison, all outstanding equity awards will vest, which would result in a significant charge for stock-based compensation expense in such period. As of September 30, 2016, the Company had $18.4 million of unrecognized compensation expense related to outstanding equity awards.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $2.7 million during the nine months ended September 30, 2016, compared to $32.7 million during the same period in 2015. The decrease compared to 2015 is primarily due to the acquisition of wind power plants from First Wind Holdings, LLC, which was completed in the first quarter of 2015 and the pending acquisitions of Invenergy Wind and the Vivint Operating Assets. These fees primarily consist of investment banker advisory fees and professional fees for legal and accounting services related to our consummated and pending acquisitions.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $64.3 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$13,506	$62,027	$75,533
Decrease in depreciation, accretion and amortization related to U.K. assets held for sale	(11,201)	—	(11,201)
	$2,305	$62,027	$64,332

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Corporate-level	$89,380	$66,664	$22,716
Project-level:
Solar	89,365	52,863	36,502
Wind	64,366	2,075	62,291
Total interest expense, net	$243,111	$121,602	$121,509

Interest expense, net, increased by $121.5 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to increased indebtedness resulting from the acquisition of wind power plants and increased corporate-level indebtedness under the Revolver and the issuance of the Senior Notes due 2025. In addition, during the second quarter, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. portfolio. This resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense. Subsequent to the discontinuation of hedge accounting, the Company recognized additional unrealized losses of $18.9 million pertaining to these interest rate swaps during the second and third quarter of 2016 that are also reported in interest expense. During the nine months ended September 30, 2015, we reported an inconsequential amount of interest income related to interest rate swap derivatives not designated as hedges within interest expense, net in the unaudited condensed consolidated statement of operations.

Loss on Extinguishment of Debt, net

We did not have any gains or losses on the extinguishment of debt during the nine months ended September 30, 2016. We incurred a net loss on extinguishment of debt of $8.7 million during the nine months ended September 30, 2015, primarily due to the termination of the Term Loan and related interest rate swap, the exchange of the previous revolver to the Revolver, prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date and termination of financing lease obligations upon acquisition of the Duke Operating portfolio.

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $4.2 million for the nine months ended September 30, 2016, primarily due to a $5.1 million unrealized loss on the remeasurement of intercompany loans, which are primarily denominated in British pounds. These remeasurement losses were offset by $0.9 million of realized and unrealized net gains on foreign currency derivatives.

Income Tax Expense

Income tax expense was $3.1 million for the nine months ended September 30, 2016, compared to expense of $2.8 million during the same period in 2015. For the nine months ended September 30, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in the Company's foreign jurisdictions. As of September 30, 2016, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests including redeemable non-controlling interests, was $58.6 million for the nine months ended September 30, 2016. This was the result of a $24.0 million loss attributable to SunEdison's interest in Terra LLC's net loss during the nine months ended September 30, 2016 and a $34.6 million loss attributable to project-level tax equity partnerships. Net loss attributable to non-controlling interests including redeemable non-controlling interests, was $37.9 million for the nine months ended September 30, 2015. This was the result of a $9.1 million loss attributable to SunEdison's and R/C US Solar Investment Partnership, L.P.'s ("Riverstone") interest in Terra LLC's net loss during the nine months ended September 30, 2015 and a $28.8 million loss attributable to project-level non-controlling interests.

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, service our debt and to fund cash dividends to our investors. We will also use capital in the future to finance expansion capital expenditures and acquisitions. Our operations are financed by internally generated cash flows as well as corporate and/or project-level borrowings to satisfy operating and capital expenditure requirements. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated electricity sales, increased expenses, inability to distribute funds from our projects as a result of defaults under project-level financing arrangements, actions of SunEdison and other third parties, acquisitions, the consequences of the SunEdison Bankruptcy or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions that may negatively impact our business, operations and financial condition. Equity financing, if any, could result in the dilution of our existing stockholders and make it more difficult for us to pay or increase dividends.

Liquidity Position

Total corporate liquidity, or liquidity available for corporate use, as of September 30, 2016 and December 31, 2015 was $515.8 million and $548.0 million, respectively. Corporate liquidity excludes $26.1 million and $81.1 million, respectively, of unrestricted cash held at our project subsidiaries, which was available for project expenses but not available for corporate use.

Total liquidity as of September 30, 2016 and December 31, 2015 was $541.9 million and $629.2 million, respectively, and was comprised of the following:

(In thousands)	September 30, 2016	December 31, 2015
Unrestricted corporate cash	$495,389	$521,075
Project-level distributable cash	18,697	24,403
Revolver availability	1,715	2,569
Total corporate liquidity	515,801	548,047
Project-level unrestricted cash	26,061	81,117
Total liquidity	$541,862	$629,164

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

As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, we experienced defaults under most of our non-recourse financing agreements, which has caused $116.2 million of cash held at project subsidiaries to be trapped for distribution as of September 30, 2016. These defaults are generally curable and we have obtained or are currently working with our project lenders and finance parties to obtain waivers and/or forbearance agreements as we seek to cure such defaults, however no assurances can be given that such waivers and/or forbearance agreements will be obtained. As of December 31, 2016, we had approximately $67 million of trapped cash held at our project subsidiaries.

Management believes that our current corporate liquidity position and distributable operating cash flows will be adequate to finance our short-term growth commitments, operating and maintenance capital expenditures and other liquidity commitments. As discussed above in the context of current market conditions, management continues to regularly monitor our ability to finance the needs of the operating, financing and investing activities of our business within the dictates of prudent balance sheet management as our long-term growth will require additional capital.

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

Debt Service Obligations

SunEdison is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of our non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, among other things, the Company has experienced defaults under most of its non-recourse financing agreements. For certain of these defaults, the corresponding contractual grace periods already expired as of the financial statement issuance date or the Company could not assert that it was probable that the violation will be cured within any remaining grace periods, would be cured for a period of more than twelve months or were not likely to recur. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to certain of these defaults. As these defaults occurred prior to the issuance of the financial statements for the nine months ended September 30, 2016, $1.0 billion of the Company’s non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, has been reclassified to current in the unaudited condensed consolidated balance sheet as of September 30, 2016, as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date. Of the total amount reclassified, $385.0 million was then reclassified from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale as the amount represents non-recourse debt collateralized by project assets for substantially all of the Company's portfolio of solar power plants located in the U.K, which are classified as held for sale as of September 30, 2016. With respect to certain of the non-recourse debt defaults that occurred, the Company obtained waivers and/or cured the defaults prior to the issuance of the financial statements for the nine months ended September 30, 2016, and as a result, $0.8 billion of non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs is reflected within long-term debt and financing lease obligations, less current portion in the unaudited condensed consolidated balance sheet as of September 30, 2016.

The aggregate contractual payments of long-term debt due after September 30, 2016, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2016¹	2017[2]	2018	2019	2020	Thereafter	Total
Maturities of long-term debt as of September 30, 2016[3]	$134,531	$645,203	$112,042	$538,660	$92,018	$2,542,294	$4,064,748
————

(1)	Includes $100.0 million of Revolver indebtedness that was paid during the fourth quarter of 2016 as discussed above.

(2)	Includes $555.0 million of Revolver indebtedness as management currently intends to repay this indebtedness during 2017.

(3)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $0.6 billion of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements.

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, we entered into an interest payment agreement (the Interest Payment Agreement") with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison agreed to pay all of the scheduled interest on a term loan through July 23, 2017, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). We received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the nine months ended September 30, 2015. No amounts were received during 2016 as the remaining outstanding principal balance of the term loan was fully repaid on January 28, 2015.

On January 28, 2015, concurrent with the issuance of the Senior Notes due 2023, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. The Amended Interest Payment Agreement amends and restates the Interest Payment Agreement, all in accordance with the terms of the Intercompany Agreement such that the amount of support provided by SunEdison remained the same despite the refinancing of the term loan. During the nine months ended September 30, 2016, we received $8.0 million from SunEdison pursuant to the Amended Interest Payment Agreement, which was received in the first quarter of 2016 and accrued for during fiscal 2015. As of the first quarter of 2016, the Company had received a cumulative amount of $24.0 million under the Interest Payment Agreement and Amended Interest Payment Agreement from SunEdison with $24.0 million of scheduled payments due in future periods. We have not received any payments from SunEdison pursuant to the Amended Interest Payment Agreement since the first quarter.

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

Cash Dividends to Investors

We have not declared or paid a dividend for the fourth quarter of 2015 or for any of the quarters in 2016. We believe it is prudent to defer any decisions on paying dividends to our shareholders for the time being. As such, we have not caused Terra LLC to make any distributions with respect to these quarterly periods to its members (including to TerraForm Power as the sole holder of the Class A units and to SunEdison as the sole holder of the Class B units). In light of SunEdison's failure to perform under its sponsorship arrangements, including the Management Services Agreement and Amended Interest Payment Agreement, and the risks that we face (as described in our annual report on Form 10-K filed December 5, 2016, our Form 10-Q for the first and second quarters of 2016 and this Form 10-Q), we cannot give any assurance that there will not be a substantial reduction in our cash available for distribution and in any dividends that we pay in the future on an annualized basis in comparison to the annualized dividends that we have paid in the past.

Incentive Distribution Rights

IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit and the target distribution levels have been achieved. Upon the completion of the IPO, SunEdison holds 100% of the IDRs. As of September 30, 2016, there were no Class B1 units of Terra LLC outstanding. There were no IDR payments made by us during the nine months ended September 30, 2016 and 2015.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities to evaluate our periodic cash flow results.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$144,916	$105,256	$39,660
Net cash used in investing activities	(103,448)	(1,795,066)	1,691,618
Net cash (used in) provided by financing activities	(127,275)	1,858,457	(1,985,732)

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $144.9 million, which represents an increase of $39.7 million compared to the same period in the prior year. The increase was driven by the growth of our portfolio resulting from acquisitions from SunEdison and unaffiliated third parties, which was partially offset by higher interest paid under long-term indebtedness.

Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $103.4 million, which consisted of $41.7 million of cash paid to third parties for the construction of renewable energy facilities, $4.1 million of cash paid for third party acquisitions and a $57.7 million net increase in restricted cash balances. Net cash used in investing activities for the nine months ended September 30, 2015 was $1.8 billion, which primarily consisted of $588.0 million of cash paid to third parties for the construction of renewable energy facilities, $1.2 billion of cash paid to third parties for acquisitions of renewable energy facilities and a $23.3 million net increase in restricted cash balances.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $127.3 million, which was primarily driven by $122.6 million of principal payments on non-recourse long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2015 was $1.9 billion, which was primarily attributable to $921.6 million of net proceeds from the issuance of Class A common stock, $946.0 million of proceeds from the Senior Notes due 2023, $300.0 million of proceeds from the Senior Notes due 2025 and $436.8 million of net proceeds from non-recourse financing arrangements, partially offset by the $573.5 million repayment of the term loan and $149.9 million of principal payments on non-recourse long-term debt.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed in the Company’s other filings with the SEC from time to time, including without limitation the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 5, 2016, and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, which was filed on February 7, 2017:

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

Interest Rate Risk

As of September 30, 2016, the estimated fair value of our debt was $4,131.4 million and the carrying value of our debt was $4,012.3 million. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in market interest rates would have decreased and increased the fair value of our long-term debt by $117.2 million and $129.4 million, respectively.

As of September 30, 2016, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate.

As of September 30, 2016, our project-level and other non-recourse debt were at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project-level and non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $3.0 million and $3.1 million, respectively, for the nine months ended September 30, 2016.

Foreign Currency Risk

During the nine months ended September 30, 2016 and 2015, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom, and Chile, with our revenues being denominated in U.S. dollars, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in British pounds and Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in foreign exchange rates would have the following impacts on our earnings for the nine months ended September 30, 2016:

(in thousands)	-100 BPS	+100 BPS
Canadian Dollars	$(235)	$230
British Pounds[1]	—	—
Total	$(235)	$230
———

(1)
During three months ended September 30, 2016, we terminated all of our British pounds forward contracts as we are no longer forecasting the underlying distributions denominated in British pounds. We still have exposure to fluctuations in exchange rates though we estimate that a hypothetical 100 bps, or 1% change in rates would have an inconsequential impact on our results of operations.

Commodity Risk

For certain of our wind power plants, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $4.9 million for the nine months ended September 30, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our annual report on Form 10-K for the year ended December 31, 2015, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2016 due to previously identified material weaknesses, which continued to exist as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, other than remediation actions to address the previously identified material weaknesses.

Remediation Plan

We are in the process of developing and implementing our remediation plan which, among other matters, includes implementation of a stand-alone organization by the Company and seeks to provide for an information technology system, trained resources with assigned responsibility and accountability for financial reporting processes, design and effective operation of internal controls, effective risk assessment process, effective information and communication processes and effective monitoring activities in place, in each case independent of SunEdison or with a minimized level of SunEdison’s involvement. We expect our remediation efforts to result in significant changes to our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

See Item 1. Financial Statements, Footnote 16. Commitments and Contingencies to the unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this quarterly report, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, which was filed on December 5, 2016, and our quarterly report on Form 10-Q for the period ended June 30, 2016, which was filed on February 7, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company's risk factors from those described in our Form 10-K for the year ended December 31, 2015 and quarterly report on Form 10-Q for the period ended June 30, 2016.

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

TERRAFORM POWER, INC.

Date:	February 23, 2017	By:	/s/ REBECCA J. CRANNA
			Name:	Rebecca J. Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Fourth Amendment to Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC, dated as of July 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 25, 2016).

10.2
Fourth Supplemental Indenture, dated as of August 29, 2016, among TerraForm Power Operating, LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2016).

10.3
Third Supplemental Indenture, dated as of August 29, 2016, among TerraForm Power Operating, LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 31, 2016).

10.4
Eighth Amendment to Credit and Guaranty Agreement, dated as of September 9, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on December 5, 2016).

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