Form 10-K
period 2016-12-31
TerraForm Power, Inc.
filed 2017-07-21
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-K
 _____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity of the registrant, held by non-affiliates of the registrant (based upon the closing sale price of shares of Class A common stock of the registrant on the NASDAQ Global Select Market on such date), was approximately $1.1 billion.
As of June 30, 2017, there were 92,268,474 shares of Class A common stock outstanding and 48,202,310 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors:

•
risks related to our relationship with "SunEdison" (defined as SunEdison, Inc. and its consolidated subsidiaries, excluding TerraForm Power, Inc. and its subsidiaries and TerraForm, Global, Inc. and its subsidiaries);

•
risks related to SunEdison's bankruptcy filing, including our continuing transition away from reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure, and the operation, maintenance and asset management of our renewable energy facilities;

•
risks related to events of default and potential events of default arising under (i) our revolving credit facility (the “Revolver”), (ii) the indentures governing our Senior Notes due 2023 and Senior Notes due 2025 (the "Indentures"), and/or (iii) project-level financings and other agreements related to the SunEdison Bankruptcy, our failure to obtain corporate and/or project level audits, SunEdison’s failure to perform its obligations under project-level agreements, and/or related adverse effects on our business and operations (including the delay in our SEC filings) and other factors;

•	risks related to failure to timely file SEC reports and to satisfy the requirements of the NASDAQ, which could result in delisting of our common stock;

•
risks related to the merger and the sponsorship transaction with Brookfield Asset Management, Inc. and certain of its affiliates, including failure to satisfy conditions to consummation of the merger and the sponsorship transaction, our failure to realize the expected benefits of the transaction and the diminished likelihood that a third party would make a competing transaction proposal;

•	risks related to the pendency of the merger and the sponsorship transaction, including disruptions to our business, conflicts of interest and employee departures;

•
risks relating to the failure to consummate the merger and the sponsorship transaction, including a potential adverse impact on the trading price of our common stock, the potential termination of our settlement agreement with SunEdison and the likelihood we would need to operate without a sponsor indefinitely or until we were able to conclude a transaction with another party, if at all;

•	our ability to integrate the renewable energy facilities we acquire from third parties or otherwise and realize the anticipated benefits from such acquisitions;

•	the willingness and ability of the counterparties to our offtake agreements to fulfill their obligations under such agreements;

•	price fluctuations, termination provisions and buyout provisions related to our offtake agreements;

•	our ability to enter into contracts to sell power on acceptable prices and terms, including as our offtake agreements expire;

•	our ability to successfully identify, evaluate and consummate acquisitions;

•
government regulation, including compliance with regulatory and permit requirements and changes in market rules or regulations, rates, tariffs, environmental, tax or other laws, policies and incentives affecting the energy markets in general or renewable energy facilities in particular, including any such changes that may be implemented following the recent elections in the U.S. and changes to federal and state tax laws related to renewable energy and renewable energy portfolio standards or renewable energy credits;

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

•
the variability of wind and solar resources and the under-performance of our solar modules, wind turbines and other associated components and equipment, which may result in lower than expected output of our renewable energy facilities;

•	our ability to expand into new business segments or new geographies;

•	departure of some or all of the employees providing services to us, particularly executive officers or key employees and operations and maintenance or asset management personnel;

•	pending and future litigation;

•
our ability to operate our business efficiently, to operate and maintain our information technology, technical, accounting and generation monitoring systems, to manage capital expenditures and costs, to manage risks related to international operations such as currency exposure and to generate earnings and cash flows from our asset-based businesses in relation to our debt and other obligations, including in light of the SunEdison Bankruptcy and the ongoing process to establish separate information technology and other systems; and

•
potential conflicts of interests or distraction due to the fact that several of our directors are also directors of Terraform Global, Inc. and most of our executive officers are also executive officers of TerraForm Global, Inc.

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
Nameplate capacity for solar generation facilities represents the maximum generating capacity at standard test conditions of a facility (in direct current, "DC") multiplied by our percentage ownership of that facility (disregarding any equity interests held by any non-controlling member or lessor under any sale-leaseback financing or any non-controlling interests in a partnership). Nameplate capacity for wind power plants represents the manufacturer’s maximum nameplate generating capacity of each turbine (in alternating current, "AC") multiplied by the number of turbines at a facility multiplied by our percentage ownership of that facility (disregarding any equity interests held by any tax equity investor or lessor under any sale-leaseback financing or any non-controlling interests in a partnership).

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

PART I

Item 1. Business.

Overview

TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (together with TerraForm Power, the "Company") is a dividend growth-oriented company formed to own and operate contracted clean power generation assets. The Company's business objective is to acquire assets with high-quality contracted cash flows, primarily from owning clean power generation assets serving utility and commercial customers. The Company's portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, Chile and the United Kingdom with a combined nameplate capacity of 2,606.7 MW as of June 30, 2017.

TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC, or "Terra LLC." TerraForm Power is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC. Unless otherwise indicated or otherwise required by the context, references to "we," "our," "us," or the "Company" refer to TerraForm Power and its consolidated subsidiaries.

Our principal executive offices are located at 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814, and our telephone number is (240) 762-7700. Our website address is www.terraformpower.com.

The diagram below is a summary depiction of our organizational structure as of June 30, 2017:

SunEdison, Inc.
OTCMKTS: SUNEQ
100%
SunEdison Holdings Corporation
Public Stockholders and Management
Class A Common Stock
16.1% Voting Interest
100.0% Economic Interest (2)
Class B Common Stock
83.9% Voting Interest
No Economic Interest (2)
TerraForm Power, Inc.
("TerraForm Power")
Incentive Distribution Rights (3)
(variable economic interest)
100% Class B Units
No Voting Interest
34.2% Economic Interest (1)(2)
Sole Managing Member
100% Class A Units
100% Voting Interest
65.8% Economic Interest (3)
TerraForm Power, LLC
("Terra LLC")
$950 million Senior Notes due 2023
$300 million Senior Notes due 2025
$570 million Revolver (4)
TerraForm Power Operating, LLC
("Terra Operating LLC")
$2.1 billion Non-recourse indebtedness
Project-Level Holding Companies and Project Subsidiaries

—————

(1)
Both SunEdison, Inc. and SunEdison Holdings Corporation are debtors in the SunEdison Bankruptcy (as defined below). SunEdison’s economic interest is subject to certain limitations on distributions to holders of Class B units during the Subordination Period.

(2)
The economic interest of holders of Class A units, Class B units, and, in turn, holders of shares of Class A common stock, is subject to the right of holders of the incentive distribution rights, or "IDRs," to receive a portion of distributions after certain distribution thresholds are met. On January 22, 2016, 12,161,844 Class B shares held by SunEdison were converted to 12,161,844 Class A shares and were sold to unaffiliated third parties by SunEdison. After giving effect to the conversion, SunEdison, Inc. indirectly owns 48,202,310 Class B shares of the Company, holds 83.9% of the voting interest in the Company and owns 34.2% of the economic interests of Terra LLC. SunEdison Holdings Corporation ("Holdings"), which is a wholly owned and controlled subsidiary of SunEdison, Inc. owns its Class B common stock, Class B units and IDRs directly and indirectly through a wholly owned and controlled subsidiary, SunE ML 1, LLC, which is also a debtor in the SunEdison Bankruptcy.

(3)
IDRs represent a variable interest in distributions by Terra LLC and therefore cannot be expressed as a fixed percentage ownership interest in Terra LLC. All of our IDRs are currently issued to Holdings or its direct or indirect, wholly owned subsidiary, SunE ML 1, LLC.

(4)
Represents total borrowing capacity as of June 30, 2017. As of June 30, 2017, there were $497.0 million of revolving loans and $60.9 million of letters of credit outstanding under the Revolver, with availability of $12.1 million as of such date.

Our Business Strategy

Our primary business strategy is to own and operate a portfolio of renewable energy assets and to pay cash dividends to our stockholders. We intend to grow our portfolio over time through acquisitions in order to increase the cash dividends we pay to our stockholders.

We have acquired a portfolio of long-term contracted clean power generation assets from SunEdison and unaffiliated third parties that have proven technologies, creditworthy counterparties, low operating risks and stable cash flows. We have focused on the solar and wind energy segments because we believe they are currently the fastest growing segments of the clean energy industry. Solar and wind assets are also attractive because there is no associated fuel cost risk, the technologies have become highly reliable and assets generally have an estimated expected life of 20 to 30 years.

On April 21, 2016, SunEdison Inc. and certain of its domestic and international subsidiaries (the "SunEdison Debtors") voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "SunEdison Bankruptcy"). In anticipation of and in response to SunEdison’s financial and operating difficulties, which culminated in the SunEdison Bankruptcy, at the direction of our Board of Directors (the "Board"), we have undertaken, and continue to undertake, a number of strategic initiatives to mitigate the adverse impacts of the SunEdison Bankruptcy on the Company. These initiatives focused on governance, operations and business performance initiatives deemed especially critical because SunEdison provided all personnel and services to the Company (other than those operational services provided by third parties). These initiatives include, among other things, developing continuity plans, establishing stand-alone information technology, accounting and other systems and infrastructure, directly hiring employees and self-performing or retaining backup or replacement service providers for the operation and maintenance ("O&M") and asset management of our wind and solar facilities.

As part of this overall strategic review process, we also initiated a process for the exploration and evaluation of potential strategic alternatives for the Company, including potential transactions to secure a new sponsor or sell the Company. As more fully described below, on March 6, 2017, this process resulted in our entry into a definitive merger and sponsorship transaction agreement (the “Merger Agreement”) and agreements to enter into a suite of support and sponsorship arrangements (the "Sponsorship Transaction") with Brookfield Asset Management Inc. ("Brookfield") and certain of its affiliates and our entry into a settlement agreement (the “Settlement Agreement”) and a voting and support agreement (the “Voting and Support Agreement”) with SunEdison and the SunEdison Debtors.

We continue to focus on these strategic initiatives and other near-term plans and priorities in order to better position the Company to return to its focus on growing its solar and wind portfolio and to pay and increase the cash dividends it pays to its shareholders. These initiatives, plans and priorities include:

•	focusing on the performance and efficiency of our existing portfolio of renewable energy facilities;

•
focusing on satisfying conditions to the effectiveness of the Merger Agreement and the Settlement Agreement to effectuate the transactions contemplated by the Merger Agreement and the Sponsorship Transaction;

•
mitigating, to the extent possible, the adverse impacts resulting from the SunEdison Bankruptcy, including ensuring the continuity of operation, maintenance and asset management of our renewable energy facilities by self-performing those activities or engaging third party providers;

•
creating a separate stand-alone corporate organization, including, among other things, directly hiring employees and establishing our own accounting, information technology, human resources and other systems and infrastructure;

•
working with project-level lenders and financing parties to cure, or obtain waivers or forbearance of, defaults that have arisen under most of our project-level debt financings as a result of the SunEdison Bankruptcy and delays in delivering corporate and project-level audited financial statements, among other things; and

•
seeking to optimize our portfolio and capital structure by reducing corporate-level indebtedness, financing or refinancing certain renewable energy facilities at the project level, exiting certain markets or selling certain assets if we believe the opportunity would improve stockholder value.

While we remain focused on executing our near-term objectives, we also continue to pursue our long-term business strategy, which is to own, operate and grow our portfolio with assets that have proven technologies, creditworthy counterparties, lower operating risks and stable cash flows in markets with attractive long-term power pricing dynamics and predictable regulatory environments.

Recent Developments

Business Update

As of June 30, 2017, our renewable energy generation fleet stands at 2,606.7 MW, over three times the size of our initial portfolio in July 2014. Our fleet is contracted for a weighted average (based on MW) remaining period of 14 years as of June 30, 2017 with creditworthy counterparties and provides significant ongoing cash flow.

Transition to Standalone Operations

We have been transitioning away from our historical reliance on SunEdison for management, corporate and accounting services, employees, systems and information technology infrastructure, and the operation, maintenance and asset management of our power plants. As part of this transition, as of January 1, 2017, certain employees of SunEdison who provided dedicated corporate-level services to the Company were hired directly by the Company. During the first half of 2017, we hired additional employees of SunEdison who are primarily dedicated to performing O&M, asset management and project-level accounting activities and entered into transition services agreements with SunEdison with respect to the transition of O&M and asset management services. However, we continue to depend on a substantial number of outside contractors and SunEdison employees, as well as accounting and other systems provided by SunEdison, for certain of our continuing operations. We continue to execute on the other aspects of our plan to implement a stand-alone organization and continue to evaluate our employee retention and incentive plans, as well.

Merger and Sponsorship Transaction

On March 6, 2017, TerraForm Power entered into the Merger Agreement with Orion US Holdings 1 L.P., a Delaware limited partnership (“Orion Holdings”), and BRE TERP Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Orion Holdings (“Merger Sub”), which are affiliates of Brookfield. The Merger Agreement provides for the merger of Merger Sub with and into TerraForm Power (the “Merger”), with TerraForm Power as the surviving corporation in the Merger. Orion Holdings will hold approximately 51% of the Class A shares of TerraForm Power following consummation of the Merger. The Merger Agreement provides that, at or prior to the effective time of the Merger, TerraForm Power and Orion Holdings, Brookfield and certain of their affiliates will enter into the Sponsorship Transaction, a suite of agreements providing for the sponsorship arrangements of Brookfield and certain of its affiliates of the Company as described in greater detail below.

The Merger Agreement was approved unanimously by the members of our Board voting on the matter, following the unanimous recommendation of our Corporate Governance and Conflicts Committee (“Conflicts Committee”). Completion of the Sponsorship Transaction is expected to occur, subject to satisfaction of closing conditions, in the second half of 2017.

Immediately prior to the effective time of the Merger, TerraForm Power will declare the payment of a special cash dividend (the “Special Dividend”) in the amount of $1.94 per fully diluted share, which includes the Company’s issued and outstanding Class A shares, Class A shares issued to SunEdison pursuant to the Settlement Agreement (more fully described below) and Class A shares underlying outstanding restricted stock units of the Company under the Company’s long-term incentive plan.

At the effective time of the Merger, each share of Class A common stock of TerraForm Power, issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares) will be converted into the right to, at the holder’s election and subject to proration as described below, either (i) receive $9.52 per Class A share, in cash, without interest (the “Per Share Cash Consideration”) or (ii) retain one share of Class A common stock, par value $0.01 per share, of TerraForm Power (the “Per Share Stock Consideration,” and, together with the Per Share Cash Consideration, without duplication, the “Per Share Merger Consideration”). Issued and outstanding shares include shares issued in connection with the SunEdison Settlement Agreement as described more fully below and shares underlying outstanding restricted stock units of the Company under the Company's long-term incentive plan. The Per Share Stock Consideration will be subject to proration in the event that the aggregate number of Class A shares for which an election to receive the Per Share Stock Consideration has been made exceeds 49% of the TerraForm Power fully diluted share count (the “Maximum Stock Consideration Shares”). Additionally, the Per Share Cash Consideration will be subject to proration in the event that the aggregate number of Class A shares for which an election to receive the Per Share Cash Consideration has been made exceeds the TerraForm Power fully diluted share count minus (i) the Maximum Stock Consideration Shares, (ii) any Class A shares currently held by affiliates of Brookfield, and (iii) any shares for which the holders seek appraisal under Delaware law.

Concurrently with the execution and delivery of the Merger Agreement, SunEdison executed and delivered the Voting and Support Agreement. Under that agreement, SunEdison agreed to vote or cause to be voted any shares of common stock of TerraForm Power held by it or any of its controlled affiliates in favor of the Merger and to take certain other actions to support the consummation of the Merger and the Sponsorship Transaction.

The Merger Agreement includes a non-waivable condition to closing that the Merger Agreement and the transactions contemplated thereby be approved by holders of a majority of the outstanding Class A shares, excluding SunEdison, Orion Holdings, any of their respective affiliates or any person with whom any of them has formed (and not terminated) a “group” (as such term is defined in the Securities Exchange Act of 1934, as amended). The closing of the Merger is also subject to certain additional conditions, including the adoption of the Merger Agreement by the holders of a majority of the total voting power of the outstanding common shares entitled to vote on the Merger and other customary closing conditions. Certain conditions to the closing of the Merger have been satisfied, including (1) the entry of an order by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) authorizing and approving the entry by SunEdison (and, if applicable, SunEdison’s debtor affiliates) into the Settlement Agreement and the Voting and Support Agreement (each as described more fully below) and any other agreement entered into in connection with the Merger or the Sponsorship Transaction to which SunEdison or any other debtor will be a party, (2) the expiration or early termination of the waiting period applicable to consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the closing of the sale of substantially all of our U.K. solar facilities as described below.

There is no financing condition to the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, we have agreed to provide cooperation as reasonably requested by Orion Holdings in its efforts to obtain debt financing that is to be made available to us from and after the closing of the Merger. Certain lenders have committed, upon the terms and subject to the conditions set forth in debt commitment letters provided to Orion Holdings, to provide certain financing to repay, refinance, redeem, defease or otherwise repurchase certain Company indebtedness. Orion Holdings has also provided a guaranty, dated as of March 6, 2017, pursuant to which Brookfield Infrastructure Fund III-A (CR), L.P., a limited partnership organized under the laws of Delaware, Brookfield Infrastructure Fund III-A, L.P., a limited partnership organized under the laws of Delaware, Brookfield Infrastructure Fund III-B, L.P., a limited partnership organized under the laws of Delaware, Brookfield Infrastructure Fund III-D, L.P., a limited partnership organized under the laws of Delaware, and Brookfield Infrastructure Fund III-D (CR), L.P., a limited partnership organized under the laws of Delaware (collectively, the “Guarantors”) have guaranteed certain obligations of Orion Holdings under the Merger Agreement.

Orion Holdings and TerraForm Power have made customary representations and warranties in the Merger Agreement. We have also agreed to various agreements and covenants, including, subject to certain exceptions, to conduct our business in the ordinary course of business between execution of the Merger Agreement and closing of the Merger and not to engage in certain specified types of transactions during that period. In addition, we are subject to a “no change of recommendation” restriction and “no shop” restriction on our ability to solicit alternative business combination proposals from third parties and to provide information to, and engage in discussions with, third parties regarding alternative business combination transactions, except as permitted under the terms of the Merger Agreement. We may not terminate the Merger Agreement to accept an alternative business combination and are required to hold a shareholder vote on the Merger Agreement even if the Board withdraws its recommendation to vote in favor of the Merger. Orion Holdings has also made certain covenants in respect of the operation of the business of Brookfield and its affiliates in a manner that would not impair the ability of Brookfield and its affiliates to perform their sponsorship obligations under the Sponsorship Transaction from and after the effective time of the Merger.

The Merger Agreement contains specified termination rights, including the right for each of us or Orion Holdings to terminate the Merger Agreement if the Merger is not consummated by December 6, 2017, subject to extension until March 6, 2018 to obtain required regulatory approvals. The Merger Agreement also provides for other customary termination rights for both us and Orion Holdings, as well as a mutual termination right in the event that the Settlement Agreement is terminated in accordance with its terms. In the event the Merger Agreement is terminated by either us or Orion Holdings due to the failure to obtain the requisite stockholder approvals or the termination of the Settlement Agreement, and the Board did not change its recommendation to our stockholders to approve the Merger, we will pay to Orion Holdings all reasonable and documented out-of-pocket expenses incurred in connection with the Merger Agreement and the Sponsorship Transaction, in an amount not to exceed $17.0 million. The Merger Agreement further provides that upon termination of the Merger Agreement under certain other specified circumstances, we will be required to pay Orion Holdings a termination fee of $50.0 million. Our obligation to pay any combination of out-of-pocket expenses or termination fees shall not in any event exceed $50.0 million.

In addition, the Merger Agreement provides that, at or prior to the effective time of the Merger, we will enter into the following suite of documents that comprise the Sponsorship Transaction and that provides the basis of the arrangements under which Brookfield and certain of its affiliates will act as the new sponsor of the Company. These agreements include: (a) a master services agreement (the “Merger MSA”) by and among TerraForm Power, Terra LLC, Terra Operating LLC, Brookfield and certain affiliates of Brookfield (collectively, the “MSA Providers”) pursuant to which the MSA Providers will provide certain management services to TerraForm Power and its subsidiaries commencing at the effective time of the Merger, (b) a revolving credit line agreement, substantially consistent with the term sheet as agreed between Orion Holdings and TerraForm Power as of the date of the Merger Agreement, (the “Sponsor Line Agreement”) by and among TerraForm Power and Brookfield or its affiliates pursuant to which Brookfield or its affiliates will commit up to a $500 million secured revolving credit line to TerraForm Power for use to acquire renewable energy assets or for profit improving capital expenditures, (c) a relationship agreement (the “Relationship Agreement”) by and among TerraForm Power, Terra LLC, Terra Operating LLC and Brookfield, pursuant to which, among other things, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and certain other Western European nations and that Brookfield will provide, subject to certain terms and conditions, TerraForm Power and its subsidiaries with a right of first offer on certain operating wind and solar assets that are owned by Brookfield and certain of its affiliates and are located in those countries (the “ROFO Pipeline”) and (d) a registration rights agreement (the “Registration Rights Agreement”) by and among TerraForm Power and Orion Holdings providing Orion Holdings with registration rights with respect to its shares in TerraForm Power after the Merger (together with the IDR Transfer Agreement (as defined below), Merger MSA, Sponsor Line Agreement, Relationship Agreement and Registration Rights Agreement, collectively, the “New Sponsorship Agreements” and individually, each a “New Sponsorship Agreement”).

As consideration for the services provided or arranged for by Brookfield and its affiliates pursuant to the master services agreement, the Company will pay a base management fee on a quarterly basis that will be paid in arrears and calculated as follows:

•
for each of the first four quarters following the closing date of the Merger, a fixed component of $2.5 million per quarter (subject to proration for the quarter including the closing date of the Merger) plus 0.3125% of the market capitalization value increase for such quarter;

•	for each of the next four quarters, a fixed component of $3.0 million per quarter plus 0.3125% of the market capitalization value increase for such quarter; and

•	thereafter, a fixed component of $3.75 million per quarter plus 0.3125% of the market capitalization value increase for such quarter.

For purposes of calculating the quarterly payment of the base management fee, the term market capitalization value increase means, for any quarter, the increase in value of the Company’s market capitalization for such quarter, calculated by multiplying the number of outstanding shares of Class A common stock as of the last trading day of such quarter by the difference between (x) the volume-weighted average trading price of a share of Class A common stock for the trading days in such quarter and (y) $9.52. If the difference between (x) and (y) in the market capitalization value increase calculation for a quarter is a negative number, then the market capitalization value increase is deemed to be zero.

Affiliates of Brookfield will hold the IDRs of Terra LLC. At the closing of the Merger, the limited liability company agreement of Terra LLC will be amended and restated to, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC would be distributed on a quarterly basis as follows:

•	first, to the Company in an amount equal to the Company’s outlays and expenses for such quarter;

•
second, to holders of Class A units, until an amount has been distributed to such holders of Class A units that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Class A common stock of $0.93 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Class A common stock) if such amount were distributed to all holders of shares of Class A common stock;

•
third, 15% to the holders of the IDRs and 85% to the holders of Class A units until a further amount has been distributed to holders of Class A units in such quarter that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Class A common stock of an additional $0.12 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Class A common stock) if such amount were distributed to all holders of shares of Class A common stock; and

•	thereafter, 75% to holders of Class A units and 25% to holders of the IDRs.

The Merger Agreement also requires TerraForm Power to issue to Orion Holdings additional Class A shares in respect of any losses to TerraForm Power arising out of certain specified litigation matters upon the final resolution of such matters.

Further, at the effective time of the Merger, the governing documents of TerraForm Power, including its by-laws and certificate of incorporation, will be amended and restated to be substantially consistent with the governance terms agreed to between Orion Holdings and TerraForm Power as of the date of the Merger Agreement.

Settlement Agreement and Voting and Support Agreement with SunEdison

As part of our strategic alternatives process, we entered into the Settlement Agreement and the Voting and Support Agreement with SunEdison on March 6, 2017 to resolve intercompany claims in connection with the SunEdison Bankruptcy, to obtain SunEdison's support of, and to facilitate the closing of, the Merger and the Sponsorship Transaction in light of SunEdison's controlling stake in the Company and to facilitate a complete transition away from SunEdison as our sponsor and as a provider of services to us. The Bankruptcy Court authorized and approved the entry by SunEdison (and its applicable debtor affiliates) into the Settlement Agreement and the Voting and Support Agreement on June 6, 2017. The mutual releases and certain other terms and conditions of the Settlement Agreement will become effective upon the consummation of the Merger or other transaction jointly supported by the Company and SunEdison and certain other conditions. Those provisions of the Settlement Agreement would also become effective upon a "Stand-Alone Conversion" as defined in the last paragraph of this section below.

Upon its effectiveness, the Settlement Agreement will resolve claims between TerraForm Power and SunEdison, including among other things, alleged claims of SunEdison against the Company for alleged fraudulent and preferential transfers and claims of the Company against SunEdison, including those outlined in the initial proof of claim filed by the Company in the SunEdison Bankruptcy on September 25, 2016 and on October 7, 2016. Under the Settlement Agreement, all such claims will be mutually released, and, subject to certain exceptions, any agreements between SunEdison Debtors and SunEdison parties to the Settlement Agreement on the one hand and the Company on the other hand will be rejected and no party will be deemed to have liability under those rejected agreements.

Under the Settlement Agreement, SunEdison will exchange, effective as of immediately prior to the record time for the Special Dividend, all of the Class B units of Terra LLC held by it or any of its controlled affiliates for 48,202,310 Class A shares of TerraForm Power (the “Exchange Shares” and the “Exchange,” as applicable). As a result of and following completion of the Exchange, all of the issued and outstanding shares of Class B common stock of TerraForm Power will be redeemed and retired. Immediately prior to the effective time of the Merger, TerraForm Power will also authorize and issue to SunEdison a number of additional Class A shares (the “Additional SunEdison Shares,” together with the Exchange Shares, the “SunEdison Shares”), such that, immediately prior to the effective time of the Merger, SunEdison will hold an aggregate number of Class A shares equal to 36.9% of TerraForm Power’s fully diluted share number. In addition, also as part of the settlement, SunEdison agreed to deliver the outstanding IDRs of Terra LLC held by SunEdison or certain of its affiliates to TerraForm Power or its designee and in connection therewith, concurrently with the execution and delivery of the Merger Agreement, TerraForm Power, Terra LLC, BRE Delaware, Inc. (the “Brookfield IDR Holder”) and SunEdison and certain of its affiliates have entered into an Incentive Distribution Rights Transfer Agreement (the “IDR Transfer Agreement”), pursuant to which certain SunEdison affiliates will transfer all of the IDRs to Brookfield IDR Holder at the effective time of the Merger on the terms and conditions set forth in the IDR Transfer Agreement. Our Board approved the Settlement Agreement upon the recommendation of the Conflicts Committee, each member of which is independent (pursuant to applicable NASDAQ rules) and does not also serve on the Board of Directors of TerraForm Global, Inc.

The Settlement Agreement would also become effective under certain circumstances if the Merger Agreement is terminated as a result of the failure to obtain the approval of the holders of a majority of the Class A common stock of TerraForm Power (as described above) and SunEdison elects to exchange its Class B units in Terra LLC and its Class B shares in TerraForm Power for newly issued Class A common stock constituting 36.9% of the aggregate issued and outstanding Class A common stock on a fully diluted basis (a “Stand-Alone Conversion”). In connection with a Stand-Alone Conversion, SunEdison would be required to deliver a customary voting agreement and an irrevocable proxy in customary form and substance reasonably acceptable to the Company and the holder of the Class A common stock issued to SunEdison, which may be SunEdison or a third party that receives the Class A common stock as part of a distribution in connection with SunEdison's plan of reorganization. This voting agreement would require the applicable stockholder, for a period of one year from the date of the Stand-Alone Conversion, to vote one-half of its voting power in the same proportion of the votes cast by stockholders not a party to a similar voting agreement, which would effectively reduce the voting power of the applicable stockholder.

Transition Services Agreements

In the first half of 2017, we entered into certain transition services agreements with SunEdison with respect to project-level operations and maintenance and asset management services provided by SunEdison. These transition services agreements allow the Company, among other things, to hire employees of SunEdison that are currently performing these project-level services for the Company. These transition services agreements also allow the Company to terminate project-level asset management and operations and maintenance services on 10 days advance notice. Under these agreements, the Company agreed to indemnify SunEdison for certain losses and liabilities to the extent SunEdison failed to perform services under existing services contracts as a result of the transition of SunEdison employees to the Company. SunEdison will also continue to provide certain project related services for a transitional period. The Company is also in the process of negotiating a corporate-level transition services agreement with SunEdison. The Company expects that under this agreement, SunEdison would agree to continue to provide certain corporate-level services, including tax and information technology support services through the end of the third quarter of 2017. At this time, we cannot give firm assurances that we will enter into any such corporate-level transition services agreement with SunEdison.

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

Election of Mr. David Pauker to the Board

On December 20, 2016, the Board voted to elect Mr. David Pauker to be a member of the Board effective immediately. We believe that Mr. Pauker qualifies as an independent director under applicable stock exchange rules. In connection with the election of Mr. Pauker to the Board, the Board consulted with various parties, including SunEdison, Inc., our controlling shareholder, which suggested Mr. Pauker as a board candidate.

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

Election of Mr. Christian S. Fong to the Board

On February 12, 2017, effective upon the resignations of Messrs. Ringhofer and Scallen from their positions as directors of the Board, Mr. Christian S. Fong became a member of the Board pursuant to a previous vote by the Board. We believe that Mr. Fong qualifies as an independent director under applicable stock exchange rules. In connection with the election of Mr. Fong to the Board, the Board consulted with various parties, including SunEdison, Inc., our controlling shareholder, which suggested Mr. Fong as a board candidate.

Reconstitution of the Conflicts Committee

On February 3, 2017, the Board appointed Ms. Kerri L. Fox and Messrs. Edward “Ned” Hall, Marc S. Rosenberg and David Pauker to the Conflicts Committee, effective immediately upon the resignation of Messrs. Christopher Compton, Hanif “Wally” Dahya and John F. Stark from the Conflicts Committee. Messrs. Compton, Dahya and Stark resigned from the Conflicts Committee on February 3, 2017. On February 26, 2017, Mr. Fong was appointed to the Conflicts Committee. As a result of these changes, the Conflicts Committee consists of five members, Ms. Fox and Messrs. Hall, Rosenberg, Pauker and Fong. Mr. Hall serves as the Chairperson of the Conflicts Committee.

Additionally, on February 3, 2017, the members of the Conflicts Committee of Terra LLC (the “LLC Conflicts Committee”) appointed Ms. Fox and Messrs. Hall, Rosenberg and Pauker to the LLC Conflicts Committee, effective immediately upon the resignation of Messrs. Compton, Dahya and Stark from the LLC Conflicts Committee. Messrs. Compton, Dahya and Stark resigned from the LLC Conflicts Committee on February 3, 2017. Mr. Fong was appointed to the LLC Conflicts Committee on February 27, 2017. As a result of these changes, the LLC Conflicts Committee consists of five members, Ms. Fox and Messrs. Hall, Rosenberg, Pauker and Fong. Mr. Hall serves as the Chairperson of the LLC Conflicts Committee.

Creation of Compensation Committee

For purposes of the applicable stock exchange rules, the Company is a “controlled company.” As a controlled company, we rely upon certain exceptions, including with respect to establishing a compensation committee or nominating committee. While we remain able to rely upon such exceptions, on February 3, 2017, the Board created a Compensation Committee of the Board (the “Compensation Committee”) and appointed Messrs. Stark, Hall and Compton as its members. Mr. Stark serves as the Chairperson of the Compensation Committee.

The Compensation Committee is responsible for, among other matters: (i) reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, (ii) determining, or recommending to the Board for determination, the Chief Executive Officer’s compensation level based on this evaluation, (iii) determining, or recommending to the Board for determination, the compensation of directors and all other executive officers, (iv) discharging the responsibility of the Board with respect to the Company’s incentive compensation plans and equity-based plans, (v) overseeing compliance with respect to compensation matters, (vi) reviewing and approving severance or similar termination payments to any current or former executive officer of the Company, and (vii) preparing an annual Compensation Committee Report, if required by applicable Securities and Exchange Commission ("SEC") rules.

Notification Letters from NASDAQ

NASDAQ Listing Rule 5620(a) (the "Annual Meeting Rule") requires the Company to hold an annual meeting of shareholders within twelve months of the end of our fiscal year. We did not hold an annual meeting during 2016, and therefore, we are not in compliance with the Annual Meeting Rule. On January 4, 2017, we received a notification letter from a Senior Director of NASDAQ Listing Qualifications, which stated that our failure to hold our annual meeting by December 31, 2016 serves as an additional basis for delisting the Company's securities and that the hearings panel will consider this matter in their decision regarding our continued listing on the NASDAQ Global Select Market. On January 11, 2017, we submitted a response requesting an extension to hold an annual meeting and regain compliance with the Annual Meeting Rule.

On March 6, 2017, we received a notification letter from a Director of NASDAQ Listing Qualifications informing us that because we had not yet filed this Form 10-K for the year ended December 31, 2016, the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC. The letter noted that on February 24, 2017, we filed our Form 10-Q for the period ended September 30, 2016, and as a result regained compliance with Listing Rule 5250(c)(1). The Notification Letter also noted that, per listing Rule 5815(c)(1)(F), the NASDAQ Hearings Panel may grant us an exception period not to exceed 360 days from the due date of the Form 10-K for the year ended December 31, 2016, or February 26, 2018. The notification letter had no immediate effect on the listing of our common stock on the NASDAQ Global Select Market.

On March 20, 2017, we received a notification letter from a Hearings Advisor from the NASDAQ Office of General Counsel informing us that the hearings panel granted us an extension until June 30, 2017 to regain compliance with NASDAQ’s continued listing requirements with respect to this Form 10-K for the year ended December 31, 2016, our Form 10-Q for the first quarter of 2017 and our delinquency in holding our annual meeting during the year ended December 31, 2016. On May 12, 2017, we received a notification letter from a Senior Director of NASDAQ Listing Qualifications stating that because we had not yet filed our Form 10-Q for the first quarter of 2017, this served as an additional basis for delisting the Company's securities from the NASDAQ Global Select Market.

On June 29, 2017, we received a notification letter from a Hearings Advisor from the NASDAQ Office of General Counsel informing us that the hearings panel granted us further extensions to regain compliance with NASDAQ's continued listing requirements. Under these extensions, the Company's Class A common stock will remain listed on the NASDAQ Global Select Market, subject to the requirement that this Form 10-K for the year ended December 31, 2016 be filed with the SEC by July 24, 2017, our annual meeting of stockholders be held by August 24, 2017, our Form 10-Q for the first quarter of 2017 be filed with the SEC by August 30, 2017 and our Form 10-Q for the second quarter of 2017 be filed with the SEC by September 30, 2017. The hearings panel also requested certain additional information, which the Company provided on July 10, 2017. The hearings panel reserved the right to reconsider the terms of the extension and the NASDAQ Listing and Hearing Review Council may determine to review the hearing panel's decision. This Form 10-K for the year ended December 31, 2016 was filed with the SEC prior to July 24, 2017. We have not yet held our annual meeting for 2016 or filed our Form 10-Q for the first quarter of 2017.

Delayed Filing of First Quarter 2017 Form 10-Q

Due mainly to the failure of SunEdison to provide adequate project-level accounting services to us subsequent to the SunEdison Bankruptcy and the time and resources required to complete our delayed SEC periodic reports, including our Form 10-K for the year ended December 31, 2015, our Forms 10-Q for the first, second and third quarters of 2016, and this Form 10-K for the year ended December 31, 2016, we have experienced delays in our ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in our Form 10-Q for the first quarter of 2017 and were not able to file our report by the SEC filing deadline in May 2017. On May 11, 2017, we filed a Form 12b-25 Notification of Late Filing with the SEC with respect to our Form 10-Q for the first quarter of 2017. We continue to work to complete, as soon as practicable, all steps and tasks necessary to finalize our financial statements and other disclosures required to be included in our periodic filings with the SEC. There can be no assurance that our future periodic reports will not be delayed for similar reasons. Continued delays in the filing of our periodic reports with the SEC could have a material adverse effect on the Company. See "Continued delays in the filing of our reports with the SEC, as well as further delays in the preparation of audited financial statements at the project level, could have a material adverse effect," in Item 1A. Risk Factors for additional information, including certain of the risks associated with these delays.

Sale of substantially all of the Company's U.K. Portfolio

On May 11, 2017, we announced that Terra Operating LLC completed its previously announced sale of a portfolio of 24 operating solar projects    in the United Kingdom representing 365.0 MW (the "U.K. Portfolio") to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. Terra Operating LLC received approximately $211 million of proceeds from the sale, net of transaction expenses and distributions taken from the U.K. Portfolio after announcement and before closing of the sale, which is expected to be used for the reduction of the Company's indebtedness. The sale also resulted in a reduction in the Company's non-recourse project debt by approximately GBP 301 million at the U.K. Portfolio level. We have retained 11.1 MW of solar assets in the United Kingdom.

Residential Portfolio Sale

We began exploring a sale of substantially all of our portfolio of residential rooftop solar assets located in the United States through a strategic sales process in 2016, and these assets were determined to meet the criteria to be classified as held for sale during the fourth quarter of 2016. Our analysis indicated that the carrying value of the assets exceeded the fair value less costs to sell, and as a result, an impairment charge of $15.7 million was recognized within impairment of renewable energy facilities in the consolidated statement of operations for the year ended December 31, 2016. We also recorded a $3.3 million charge within impairment of renewable energy facilities for the year ended December 31, 2016 due to the decision to abandon certain residential construction in progress assets that were not completed by SunEdison as a result of the SunEdison Bankruptcy.

On March 14, 2017, Enfinity SPV Holdings 2, LLC, a subsidiary of the Company, entered into a membership interest purchase and sale agreement with Greenbacker Residential Solar II, LLC for the sale of 100% of the membership interests of Enfinity Colorado DHA 1, LLC, a Colorado limited liability company that owns and operates 2.5 MW of solar installations situated on the roof of public housing units located in Colorado and owned by the Denver Housing Authority. We received net proceeds of $1.1 million upon the closing of this transaction on March 31, 2017. In addition, the Company entered into a membership interest purchase and sale agreement with Greenbacker Residential Solar II, LLC on June 12, 2017 for the sale of 100% of the membership interests of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company, which owns and operates 8.9 MW of rooftop solar installations. The transaction closed on June 30, 2017; we received net proceeds of $5.4 million upon closing and expect to receive an additional $0.6 million in the third quarter of 2017.

Upsize to Canada project-level financing

On November 2, 2016, certain of our subsidiaries entered into a new non-recourse loan financing in an aggregate principal amount of $120.0 million Canadian dollars (“CAD”) (including a CAD $6.9 million letter of credit) secured by approximately 40 MW(ac) of utility scale solar power plants located in Canada that are owned by our subsidiaries. On February 28, 2017, we increased the principal amount of the credit facility by an additional CAD $113.9 million (including an additional CAD $6.7 million letter of credit), increasing the total facility to CAD $233.9 million. The proceeds of this additional financing are expected to be used for general corporate purposes and were used to pay down an additional $5.0 million on the Revolver per the terms of the consent agreement and ninth amendment to the Revolver entered into on September 27, 2016. The revolving commitments and borrowing capacity for the Revolver were also reduced by $5.0 million.

Revolver Amendments

The terms of the Revolver require the Company to provide audited annual financial statements within 90 days after the end of the fiscal year, with a 10-business day cure period. On April 5, 2017, we entered into a tenth amendment to the terms of the Revolver, which provided that the date on which we must deliver to the Administrative Agent and other parties to the Revolver our annual financial statements and accompanying audit report with respect to fiscal year 2016 and our financial plan for fiscal year 2017 would be extended to April 28, 2017.

On April 26, 2017, we entered into an eleventh amendment to the terms of the Revolver, which further extended the due date for delivery of our 2016 annual financial statements and accompanying audit report to the earlier of (a) July 15, 2017 and (b) the tenth business day prior to the date on which the failure to deliver such financial statements would constitute an event of default under our Indentures. As discussed below, an event of default would not have occurred under our Indentures until July 31, 2017. This Form 10-K for the year ended December 31, 2016 was filed within the 10-business day cure period that commenced on July 15, 2017, and consequently no event of default occurred under the Revolver with respect to this filing. The eleventh amendment also extended the due date for delivery to the Administrative Agent and other parties to the Revolver for our financial statements and accompanying information with respect to the fiscal quarter ended March 31, 2017 to July 31, 2017 and with respect to the fiscal quarters ending June 30, 2017 and September 30, 2017 to the date that is 75 days after the end of each such fiscal quarter, with a 10-business day cure period for each quarterly deliverable.

The eleventh amendment amends the Debt Service Coverage Ratio (as defined in the Revolver credit and guaranty agreement) applicable to the fourth quarter of 2016, and first, second and third quarters of 2017 from 1.75:1.00 to 1.50:1.00. The amendment also amends the Leverage Ratio (as defined therein) applicable to the fourth quarter of 2016 from 6.00:1.00 to 6.50:1.00 and applicable to the first, second and third quarters of 2017 from 5.75:1.00 to 6.50:1.00. In addition, the amendment amends the definitions of Debt Service Coverage Ratio and Leverage Ratio to provide for, in each case, certain pro forma treatment of the repayment or refinancing of Non-Recourse Project Indebtedness (as defined therein) net of any new Non-Recourse Project Indebtedness incurred in connection with any such refinancing. Per the terms of the eleventh amendment, we agreed to prepay $50.0 million of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity by such amount. This amount was repaid on May 3, 2017. After giving effect to this reduction, the total borrowing capacity under the Revolver is now $570.0 million.

Senior Notes Default Notices

The Senior Notes due 2023 and the Senior Notes due 2025 require the Company to timely file with the SEC, or make publicly available, audited annual financial statements and unaudited quarterly financial statements no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof). The Company has a 90-day grace period from the date a notice of default is deemed to be duly given to Terra Operating LLC in accordance with the Senior Notes due 2023 and the Senior Notes due 2025. On May 2, 2017, Terra Operating LLC received a notice from the trustee of an event of default for failure to deliver 2016 audited annual financial statements and thus had until July 31, 2017 to deliver its 2016 audited financial statements before an event of default would occur under the Indentures. However, this Form 10-K for the year ended December 31, 2016 was filed with the SEC within the grace period for delivery, and consequently no event of default occurred with respect to this filing.

On July 11, 2017, Terra Operating LLC received a notice from the trustee of an event of default for failure to comply with its obligation to timely furnish the Company's Form 10-Q for the first quarter of 2017. However, an event of default will not occur under the Indentures with respect to the Form 10-Q for the first quarter of 2017 unless such Form 10-Q is not filed within the 90-day grace period that commenced on July 11, 2017.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2015 through December 31, 2016 and June 30, 2017:

			Net Nameplate Capacity (MW)¹		Weighted Average Remaining Duration of PPA (Years)²
		Facility Type		Number of Sites
Description	Source
Total Portfolio as of December 31, 2015			2,966.9	3,054	16
Additions to the Blackhawk Solar portfolio	SunEdison	Solar	18.0	1	19
Additions to the SUNE XVIII portfolio	SunEdison	Solar	1.2	3	19
Additions to the MPI portfolio	Third Party	Solar	0.9	3	16
Resi 2015 Portfolio I terminations	SunEdison	Solar	(4.0)	(560)	N/A
Adjustment to Duke Operating sites[3]	N/A	Solar	—	2	N/A
Total Portfolio as of December 31, 2016			2,983.1	2,503	15
Sale of U.K. Utility Solar Portfolio	N/A	Solar	(208.4)	(14)	(13)
Sale of Fairwinds & Crundale	N/A	Solar	(55.9)	(2)	(12)
Sale of Stonehenge Q1	N/A	Solar	(41.2)	(3)	(12)
Sale of Stonehenge Operating	N/A	Solar	(23.6)	(3)	(11)
Sale of Says Court	N/A	Solar	(19.8)	(1)	(12)
Sale of Crucis Farm	N/A	Solar	(16.1)	(1)	(12)
Sale of Resi 2015 Portfolio I	N/A	Solar	(8.9)	(1,246)	(18)
Sale within Resi 2014 Portfolio 1	N/A	Solar	(2.5)	(666)	(15)
Total Portfolio as of June 30, 2017			2,606.7	567	14
——————

(1)
Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities. Further note the total amount as of December 31, 2016 within the table above does not foot due to rounding.

(2)	Calculated as of December 31, 2015, December 31, 2016 and June 30, 2017, respectively.

(3)	Reflects an adjustment to number of sites.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, Chile and the United Kingdom with a combined nameplate capacity of 2,606.7 MW as of June 30, 2017. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. Our PPAs have a weighted average (based on MW) remaining life of 14 years as of June 30, 2017.

The following table lists the renewable energy facilities that comprise our portfolio as of June 30, 2017:

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²	Counterparty Credit Rating[3]
Solar Distributed Generation:
CD DG Portfolio	U.S.	77.8	77.8	42	16	A- / A1
DG 2015 Portfolio 2	U.S.	48.1	48.1	30	19	AA- / Aa2
U.S. Projects 2014	U.S.	45.4	45.4	41	17	AA- / A1
DG 2014 Portfolio 1	U.S.	44.0	44.0	46	18	AA- / Aa2
TEG	U.S.	33.8	32.0	56	13	AA- / Aa2
HES	U.S.	25.2	25.2	67	12	AA / Aa2
MA Solar	U.S.	21.1	21.1	4	24	AA / Aaa
Summit Solar Projects	U.S.	19.6	19.6	50	10	AA+ / Aa1
U.S. Projects 2009-2013	U.S.	15.2	15.2	73	13	A / A1
SUNE XVIII	U.S.	16.1	16.1	21	19	AAA / Aaa
California Public Institutions	U.S.	13.5	7.0	5	17	AA- / Aa3
Enfinity	U.S.	13.2	13.2	15	15	A- / A2
MA Operating	U.S.	12.2	12.2	4	16	AA+ / Aa2
Duke Operating	U.S.	10.0	10.0	3	13	A- / A1
SunE Solar Fund X	U.S.	8.8	8.8	12	14	AA+ / Aa1
Summit Solar Projects	Canada	3.8	3.8	7	15	NR / Aa2
MPI	Canada	4.7	4.7	13	17	NR / Aa2
Resi 2014 Portfolio 1	U.S.	0.3	0.3	34	14	NR / NR
Total Solar Distributed Generation		412.8	404.5	523	16	AA- / Aa3

Solar Utility:
Mt. Signal	U.S.	265.8	265.8	1	22	A+ / Aa2
Regulus Solar	U.S.	81.6	81.6	1	17	BBB+ / A3
Blackhawk Solar Portfolio	U.S.	72.8	72.8	10	20	AA+ / Aa2
North Carolina Portfolio	U.S.	26.4	26.4	4	12	A / Aa2
Atwell Island	U.S.	23.5	23.5	1	21	BBB / A3
Nellis	U.S.	14.0	14.0	1	10	NR / NR
Alamosa	U.S.	8.2	8.2	1	10	A- / A3
CalRENEW-1	U.S.	6.3	6.3	1	13	BBB / A3
Northern Lights	Canada	25.4	25.4	2	16	NR / Aa2
Marsh Hill	Canada	18.5	18.5	1	18	NR / Aa2
SunE Perpetual Lindsay	Canada	15.5	15.5	1	17	NR / Aa2
Norrington	U.K.	11.1	11.1	1	12	A- / Baa1
CAP	Chile	101.6	101.6	1	17	BB+ / NR
Total Solar Utility		670.7	670.7	26	19	A / Aa3

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)¹	Number of Sites	Weighted Average Remaining Duration of PPA (Years)²	Counterparty Credit Rating[3]
Wind Utility:
South Plains I	U.S.	200.0	200.0	1	11	BBB+ / A3
California Ridge	U.S.	217.1	195.6	1	15	AA+ / Aaa
Bishop Hill	U.S.	211.4	190.5	1	15	AA+ / Aaa
Rattlesnake	U.S.	207.2	186.7	1	11	BBB+ / Baa1
Prairie Breeze	U.S.	200.6	180.7	1	22	AA / Aa2
Cohocton	U.S.	125.0	125.0	1	3	BBB+ / Baa1
Stetson I & II	U.S.	82.5	82.5	2	3	BBB / Baa2
Rollins	U.S.	60.0	60.0	1	14	A- / A2
Mars Hill	U.S.	42.0	42.0	1	3	A+ / Aa2
Sheffield	U.S.	40.0	40.0	1	11	A+ / NR
Bull Hill	U.S.	34.5	34.5	1	10	A / A2
Kaheawa Wind Power I	U.S.	30.0	30.0	1	9	BBB- / NR
Kahuku	U.S.	30.0	30.0	1	14	BBB- / Baa2
Kaheawa Wind Power II	U.S.	21.0	21.0	1	15	BBB- / NR
Steel Winds I & II	U.S.	35.0	35.0	2	3	BBB+ / A3
Raleigh	Canada	78.0	78.0	1	14	NR / Aa2
Total Wind Utility		1,614.3	1,531.5	18	12	A / A1

Total Renewable Energy Facilities		2,697.8	2,606.7	567	14	A / Aa3
———

(1)
Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Calculated as of June 30, 2017.

(3)
Represents counterparty credit rating issued by S&P and/or Moody's as of May 16, 2017. The percentage of counterparties based on MW that are rated by S&P and/or Moody's for our utility-scale Blackhawk Solar Portfolio, which has multiple counterparties, is 42%. The percentage of counterparties based on MW that are rated by S&P and/or Moody's for our distributed generation portfolios with multiple counterparties is as follows:

•	CD DG Portfolio: 99%

•	DG 2014 Portfolio 1: 81%

•	DG 2015 Portfolio 2: 85%

•	Enfinity: 96%

•	HES: 78%

•	TEG: 84%

•	MA Solar: 72%

•	Summit Solar Projects (U.S.): 78%

•	SunE Solar Fund X: 78%

•	SUNE XVIII: 53%

•	U.S. Projects 2009-2013: 76%

•	U.S. Projects 2014: 94%

Call Right Projects

We entered into a project support agreement with SunEdison in connection with our IPO (the "Support Agreement"), which required SunEdison to offer us additional qualifying projects from its development pipeline that represented at least $175.0 million of cash available for distribution. In addition, we entered into an agreement with SunEdison in connection with the First Wind acquisition (the "Intercompany Agreement"), pursuant to which we were granted additional call rights with respect to certain projects in the First Wind pipeline.

Subject to the satisfaction of the conditions to the effectiveness of the Settlement Agreement, the Support Agreement and Intercompany Agreement will be rejected as part of the Settlement Agreement entered into with SunEdison without further liability, claims or damages on the part of the Company. At the closing of the Merger, however, we expect to enter into the Relationship Agreement with Brookfield pursuant to which Brookfield and its affiliates will provide the Company with a right of first offer on certain operating wind and solar assets that are owned by Brookfield and its affiliates and are located in North America and certain other Western European nations.

We believe we continue to maintain a call right over 0.5 GW (net) of interests in operating wind power plants that are owned by a warehouse vehicle that was owned and arranged by SunEdison (the "AP Warehouse"). We believe SunEdison has sold or is in the process of selling its equity interest in the AP Warehouse to an unaffiliated third party, and we are currently evaluating our alternatives with regard to these assets.

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

Competition

Power generation is a capital-intensive business with numerous industry participants. We compete to acquire new renewable energy facilities with renewable energy developers who retain renewable energy asset ownership, independent power producers, financial investors and certain utilities. We compete to supply energy to our potential customers with utilities and other providers of distributed generation. We compete with other renewable energy developers, independent power producers and financial investors based on our cost of capital, development expertise, pipeline, global footprint and brand reputation. To the extent we re-contract renewable energy facilities upon termination of a PPA or sell electricity into the merchant power market, we compete with traditional utilities and other independent power producers primarily based on low cost of capital, generation located at customer sites, operations and management expertise, price (including predictability of price), green attributes (such as RECs and tax incentives) of renewable power, the ease by which customers can switch to electricity generated by our renewable energy facilities. In our merchant power sales, we also compete with other types of generation resources, including gas and coal-fired power plants.

Environmental Matters

We are subject to environmental laws and regulations in the jurisdictions in which we own and operate renewable energy facilities. These laws and regulations generally require that governmental permits and approvals be obtained and maintained both before construction and during operation of these renewable energy facilities. We incur costs in the ordinary course of business to comply with these laws, regulations and permit requirements. While we do not expect that the costs of compliance would generally have a material impact on our business, financial condition or results of operations, it is possible that as the size of our portfolio grows we may become subject to new or modified regulatory regimes that may impose unanticipated requirements on our business as a whole that were not anticipated with respect to any individual renewable energy facility. We also do not anticipate material capital expenditures for environmental compliance for our renewable energy facilities in the next several years. These laws and regulations frequently change and often become more stringent, or subject to more stringent interpretation or enforcement, and therefore future changes could require us to incur materially higher costs which could have a material negative impact on our financial performance or results of operations.

Regulatory Matters

All of the renewable energy facilities located in the United States that the Company owns are QFs as defined under the Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") or Exempt Wholesale Generators ("EWGs"). As a result, they are exempt from the books and records access provisions of the Public Utilities Holding Company Act of 2005, as amended ("PUHCA"), and most are exempt from state organizational and financial regulation of electric utilities. Depending upon the power production capacity of the renewable energy facility in question, our QFs and their immediate project company owners may be entitled to various exemptions from ratemaking and certain other regulatory provisions of the Federal Power Act, as amended ("FPA").

All of the renewable energy facility companies that we own outside of the United States are Foreign Utility Companies, as defined in PUHCA. They are exempt from state organizational and financial regulation of electric utilities and from most provisions of PUHCA and FPA.

The Company owns a number of renewable energy facilities in the United States with a net power production capacity greater than 20 MW (AC). Each project company that owns such a facility that is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"), under the FPA has obtained “market based rate authorization” and associated blanket authorizations and waivers, which allows it to sell electricity, capacity and ancillary services at wholesale or negotiated market based rates, instead of cost-of-service rates, as well as waivers of, and blanket authorizations under, certain FERC regulations that are commonly granted to market based rate sellers. FERC requires market based rate holders to make additional filings upon certain triggering events in order to maintain market based rate authority. The failure to make timely filings can result in suspension of market based rate authority, refunds of revenues previously collected and the imposition of civil penalties.

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

Government Incentives

Each of the United States, Canada and Chile has established various incentives and financial mechanisms to reduce the cost of renewable energy and to accelerate the adoption of solar and wind energy. These incentives include tax credits, cash grants, favorable tax treatment and depreciation, rebates, RECs or green certificates, net energy metering programs and other incentives. These incentives help catalyze private sector investments in renewable energy and efficiency measures. Changes in the government incentives in each of these jurisdictions could have a material impact on our financial performance.

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

United States

Federal government support for renewable energy

The federal government provides an uncapped investment tax credit, or “Federal ITC,” that allows a taxpayer to claim a credit of 30% of qualified expenditures for a residential or commercial solar generation facility, for which construction begins by the end of 2019. This investment tax credit is currently scheduled to gradually be reduced to 10% for solar generation facilities commencing construction before December 31, 2022 with permanence thereafter. The U.S. Congress could reduce the ITC to below 30% prior to the end of 2019, reduce the ITC to below 10% for periods after 2022 or replace the expected 10% ITC with an untested production tax credit of an unknown amount. PTCs, which are federal income tax credits related to the quantity of renewable energy produced and sold during a taxable year, or ITCs in lieu of PTCs, are available only for wind power plants that began construction on or prior to December 31, 2019. The Wind PTC and ITC are extended to 2019 but reduced 20% in 2017, 40% in 2018 and 60% in 2019 before expiring in 2020. PTCs and accelerated tax depreciation benefits generated by operating renewable energy facilities can be monetized by entering into tax equity financing agreements with investors that can utilize the tax benefits, which have been a key financing tool for renewable energy facilities. The federal government also provides accelerated depreciation for eligible renewable energy facilities. Based on our portfolio of assets, we will benefit from Federal ITC, Federal PTC and an accelerated tax depreciation schedule, and we will rely on financing structures that monetize a substantial portion of these benefits and provide financing for our renewable energy facilities at the lowest cost of capital.

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

There are 41 states that have a regulatory policy known as net metering. Net metering typically allows our customers to interconnect their on-site solar generation facilities to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar generation facility in excess of electric load that is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Some states require utilities to provide net metering to their customers until the total generating capacity of net metered systems exceeds a set percentage of the utilities’ aggregate customer peak demand.

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

Many states also have adopted procurement requirements for renewable energy production. There are 29 states that have adopted a renewable portfolio standard ("RPS") that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar and wind power generation facilities, by a specified date. To prove compliance with such mandates, utilities must procure and retire RECs. System owners often are able to sell RECs to utilities directly or in REC markets.

RPS programs and targets have been a key driver of the expansion of solar and wind power and will continue to drive solar and wind power installations in many areas of the United States. In addition to the 29 states with RPS programs, eight other states have non-binding goals supporting renewable energy.

Canada

Federal government support for renewable energy

While provincial governments have jurisdiction over their respective intra-provincial electricity markets, from 2007 to 2011 the Canadian federal government supported the development of renewable energy through its ecoENERGY for Renewable Power program, which resulted in a total of 104 renewable energy facilities qualifying for funds, and will represent cash incentives of approximately CAD 1.4 billion over 14 years. It also encouraged an aggregate of approximately 4,500 MW of new renewable energy generating capacity. The program is now fully subscribed, and the Canadian federal government has not signaled an intention to renew it.

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

Ontario. In 2009, the Green Energy and Green Economy Act, 2009 was passed into law and the Ontario Power Authority (which was merged with and continued as the Independent Electricity System Operator or “IESO,” effective January 1, 2015) launched its FIT program, which offers stable prices under long-term contracts for electricity generation from renewable energy. In November 2010, the Ontario Ministry of Energy released the draft Supply Mix Directive and Long Term Energy Plan. Ontario, one of our markets, has been a leader in supporting the development of renewable energy through the Long Term Energy Plan, which calls for 10,700 MW of renewable energy generating capacity (excluding small-scale hydroelectricity power) by 2018. The Ontario Ministry of Energy is developing the next Long-Term Energy Plan which is expected to be released in the summer of 2017. Ontario was also the first jurisdiction in North America to introduce a FIT program, which has resulted in contracts being executed for approximately 4,710 MW of electricity generating capacity as of March 31, 2017.

In April and July of 2012, the Ontario Ministry of Energy implemented version 2.0 of the FIT program, which, among other things, reduced contract prices for new solar generation facilities, limited the acceptance of applications to specific application windows, and prioritized projects based upon project type (community participation, Aboriginal participation, public infrastructure participation), municipal and Aboriginal support, project readiness and electricity system benefit. The revisions to the FIT program did not affect FIT contracts issued prior to October 31, 2011. Prices under the FIT program were reviewed annually, with prices established in November to take effect January 1 of the following year. Such price changes did not affect previously issued FIT contracts but, rather, only FIT contracts entered into subsequent to the price change. The revisions had the potential, however, to make renewable energy facility economics less attractive (because of the PPA price reduction) and by granting priority points or status to certain types of renewable energy facilities, to make it more difficult to obtain PPAs.

The FIT program was further renewed by the Ontario Ministry of Energy for FIT 3 (123.5 MW) awarded in the summer of 2014, FIT 3 Extension (100 MW) awarded in December 2014 and FIT 4 (241.4 MW) awarded in the summer of 2016. On April 5, 2016, the Ontario Ministry of Energy directed the IESO to commence a further renewal (FIT 5). The application period for the FIT 5 (150 MW) program closed on November 28, 2016, and FIT 5 contracts are expected to be offered in the third quarter of 2017. On December 16, 2016, the Ontario Ministry of Energy directed that the 2016 application period (FIT 5) shall be the final application period for the FIT program and directed the IESO to cease accepting applications under the FIT program by December 31, 2016. From 2014 through 2016, the FIT program was available for renewable energy facilities from 10 kW to 500 kW.

There is also a “microFIT” program for renewable energy facilities under 10 kW. On April 5, 2016, the Ontario Ministry of Energy directed the IESO to cease accepting applications under the microFIT program by December 31, 2017. The microFIT program is being transitioned to a net-metering program and on July 1, 2017, amendments to Ontario's net-metering regulation came into effect.

On June 12, 2013, December 16, 2013, March 31, 2014, and November 7, 2014, the Ontario Ministry of Energy directed the Ontario Power Authority (now the IESO) to develop a new competitive process for the procurement of renewable energy facilities larger than 500 kW. On March 10, 2015 (as amended on June 12, 2015 and July 31, 2015), IESO issued a Request for Proposals for Procurement of up to 565 MW of New Large Renewable Energy Projects, or “LRP I RFP”. The LRP I RFP process concluded in April 2016, with the execution of approximately 455 MW of new wind, solar and water power contracts. On July 29, 2016, the IESO issued a Request for Qualifications for further Large Renewable Procurement ("LRP II RFQ"). The LRP II RFQ process was cancelled by the IESO on September 27, 2016, as directed by the Ontario Ministry of Energy.

Other Provinces. Provincial support for renewable energy in other provinces includes the following objectives:

•
Alberta: To generate 30% of electricity from renewable sources by 2030. The Government of Alberta announced on March 24, 2017 that the first competition under Alberta's Renewable Electricity Program would open on March 31, 2017, seeing companies bidding to provide up to 400 MW of renewable energy. The Request for Proposal (RFP) stage of this first competition is expected to open on September 15, 2017.

•	British Columbia: To achieve energy self-sufficiency by 2016 with at least 93% of net electricity generation from clean or renewable sources.

•	New Brunswick: To meet 40% of provincial electricity demand with renewable sources by 2020.

•	Nova Scotia: To generate 25% and 40% of net electricity generation from new (post-2001) sources of renewable energy by 2015 and 2020, respectively.

•
Saskatchewan: To achieve 50% renewables-sourced electricity generation by Crown utility company, SaskPower, by 2030. As part of this objective, SaskPower is moving forward with its competitive process for the selection of energy producers for utility-scale solar (10 MW) and wind (200 MW) projects.

Chile

Chile currently has two major electricity grids, the Central Interconnected System (“SIC”) and the Greater Northern Interconnected System (“SING”). A project to inter-connect and unite the SIC and the SING, thus creating a single major electricity grid in the country, called the National Energy System (the "Sistema Eléctrico Nacional", or "SEN"), is currently under construction. According to recent reports, the interconnection is expected to be operational by 2018.

As of January 1, 2017, these two main grids (and afterwards the SEN) consolidated their system operations under a single independent system operator, the National Electric Coordinator ("Coordinador Eléctrico Nacional", or "CEN"). The CEN's main functions include ensuring a reliable, adequate supply of electricity into the system, directing the dispatch of generating facilities to assure an efficient, reliable and economic operations, monitoring market competition and payments in the system and reporting on the use of energy from renewable sources. The CEN is subject to the oversight by the National Energy Commission (the "Comisión Nacional de Energía", or "CNE").

In 2013, the Chilean government enacted law No. 20.698, which in turn amended law No. 20.257, the Non-Conventional Renewable Energy Law, which promotes the use of non-conventional renewable energy, or "NCRE," and defines the different types of technologies qualified as sources of NCRE as wind, solar, biomass, geothermal and small (<20MW) hydroelectric technology. The law requires that any load serving energy supplier must source a portion of the electricity from NCRE sources.

The current legislation requires that load serving energy suppliers who enter into contracts on or after July 1, 2013, must source at least 9% of their total supply from NCRE generation by 2017. That requirement increases by 1% annually, reaching 12% in 2020, with further increases to reach 20% in 2025. Suppliers can meet their NCRE requirements by developing their own NCRE generation capacity, purchasing from other market participants with excess NCRE credits, or paying the applicable fines for non-compliance.

The current penalty for non-compliance (at the current applicable exchange rate) is approximately US$28 per MWh of deficit with respect to such supplier's NCRE generation obligation, as certified as of March 1st of the following year. The penalty rate increases for the following three years to US$42 per MWh. Should the supplier comply for the following three years, the penalty rate would revert back to the base rate of US$28 per MWh.

On June 22, 2016, Law No. 20.928 was published, establishing a new “tariff parity” system. This system seeks to equalize tariff rates for residential customers both across the country, as well as within a supplier’s residential customer base. The Law and its terms are not yet in force, pending the issuance of the necessary enabling regulations.

Financial Information about Segments

The Company has two reportable segments: Solar and Wind. These segments comprise the Company's entire portfolio of renewable energy assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind, and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the years ended December 31, 2016, 2015 and 2014 were earned by the Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile.

Customer Concentration

For the year ended December 31, 2016, significant customers representing greater than 10% of total operating revenue were Tennessee Valley Authority and San Diego Gas & Electric, which accounted for 11.2% and 10.0%, respectively, of our consolidated operating revenues, net.

Employees

Historically, the Company has not had any employees. Through the end of 2016, the personnel that managed our operations (other than our Chairman and Interim Chief Executive Officer Peter Blackmore, our Chief Operating Officer, Tom Studebaker, and our Interim Chief Accounting Officer, David Rawden) were employees of SunEdison and their services were provided to the Company under the MSA or project-level asset management and O&M services agreements. In a number of cases, the personnel that have been providing services to us have in the past simultaneously provided services to SunEdison and/or TerraForm Global. Following the SunEdison Bankruptcy, as part of our efforts to create a stand-alone corporate organization, we have identified and established a retention program for key employees. As of January 1, 2017, the key employees that provide most of our corporate-level services were hired directly by the Company to ensure continuity of corporate operations. To date in 2017, we have also hired additional employees who previously were employed by SunEdison and provided services to us, including those focused on project-level operations. However, we continue to depend on a substantial number of outside contractors, including Messrs. Studebaker and Rawden who are employees of AlixPartners, LLP and whose services are provided pursuant to an engagement letter with an affiliate of AlixPartners, LLP, and SunEdison employees for certain of our continuing operations. As of June 30, 2017, the Company had 119 employees, the substantial majority of which were located in the United States.

Except for our Interim Chief Executive Officer, Peter Blackmore, our Executive Vice President and Chief Financial Officer, Rebecca Cranna, our Chief Operating Officer, Tom Studebaker, our Interim Chief Accounting Officer, David Rawden, and a limited number of other employees who continue to serve in the same functions for TerraForm Global for the time being, all other officers of the Company and substantially all of our non-officer personnel provide services exclusively to the Company. For more information regarding our executive officers also serving in the same roles for TerraForm Global, please refer to the risk factor entitled “We may have conflicts of interest with TerraForm Global,” within Item 1A. Risk Factors.

Geographic Information

The following table reflects operating revenues, net for the years ended December 31, 2016, 2015 and 2014 by geographic location:

	Year Ended December 31,
(In thousands)	2016	2015	2014
United States (including Puerto Rico)	$528,513	$368,117	$87,502
Chile	28,065	27,148	23,130
United Kingdom	51,600	55,542	15,890
Canada	46,378	18,699	634
Total operating revenues, net	$654,556	$469,506	$127,156

Long-lived assets, net consist of renewable energy facilities and intangible assets as of December 31, 2016. As of December 31, 2015, this amount also included $55.9 million of goodwill, which was determined to be impaired during 2016 and fully written off. The following table is a summary of long-lived assets, net by geographic area:

(In thousands)	December 31, 2016	December 31, 2015
United States (including Puerto Rico)	$5,524,136	$5,876,846
Chile	175,204	181,756
United Kingdom	16,045	659,176
Canada	419,978	418,494
Total long-lived assets, net	6,135,363	7,136,272
Current assets	893,016	936,761
Other non-current assets[1]	677,486	144,376
Total assets	$7,705,865	$8,217,409
———

(1)	As of December 31, 2016, includes $532.7 million and $19.5 million of non-current assets held for sale located in the United Kingdom and United States, respectively.

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
•The TerraForm Power, Inc. Corporate Governance Guidelines;
•The TerraForm Power, Inc. Code of Business Conduct;
•The TerraForm Power, Inc. Conflict of Interests Policy;
•The TerraForm Power, Inc. Audit Committee Charter;
•The TerraForm Power, Inc. Corporate Governance and Conflicts Committee Charter; and
•The TerraForm Power, Inc. Compensation Committee Charter.

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

Risks Related to our Proposed Sponsorship Transaction with Brookfield and Certain of its Affiliates

The proposed Sponsorship Transaction is subject to a number of conditions, which may not be satisfied on a timely basis or at all.

On March 6, 2017, we entered into the Merger Agreement with certain affiliates of Brookfield. There can be no assurance that our entry into the Merger Agreement will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of the proposed sponsorship transaction may adversely impact our business. Our Board has determined that the Merger Agreement, the Sponsorship Transaction and the transactions contemplated thereby are fair to, and in the best interests of, the Company and its stockholders and will submit the Merger Agreement to our stockholders for their consideration and will recommend that our stockholders adopt and approve the Merger Agreement and that our stockholders approve an amendment to our charter to reflect certain governance rights of affiliates of Brookfield following the consummation of the merger and other transactions set forth in the Merger Agreement. Approval of the proposal to adopt and approve the Merger Agreement requires (i) the affirmative vote of holders of a majority of the total voting power of the outstanding shares of our Class A common stock and Class B common stock entitled to vote thereon and (ii) the affirmative vote of holders of a majority of the outstanding shares of our Class A common stock entitled to vote thereon (excluding SunEdison, Brookfield and their respective affiliates or any person with whom any of them has formed a group). SunEdison holds a majority of the total voting power of our outstanding shares and has entered into a Voting and Support Agreement pursuant to which it has agreed to vote its shares of our Class B common stock in favor of the Merger Agreement. However, there can be no assurance that the Merger Agreement will be approved by a majority of our stockholders excluding SunEdison, Brookfield and their respective affiliates or any person with whom any of them has formed a group. As described more fully under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and the risk factor entitled “Certain of our shareholders have accumulated large concentrations of holdings of our Class A shares” below, certain of our stockholders hold large concentrations of our Class A common stock and may possess the ability to significantly impact the outcome of the requisite majority of the minority approval.

Concurrently with the execution and delivery of the Merger Agreement, SunEdison and the Company, along with certain of their respective subsidiaries, executed and delivered a Settlement Agreement, which, among other things, generally resolves claims, disputes and other issues arising from the historical sponsor relationship between the Company and SunEdison. On June 12, 2017, SunEdison submitted an amended disclosure statement pursuant to section 1125 of the Bankruptcy Code for purposes of soliciting votes to accept or reject a Joint Plan of SunEdison, Inc., et al. (the “Plan of Reorganization”). There is no assurance that the Plan of Reorganization will be approved by the requisite members of the bankruptcy estate of SunEdison or by the Bankruptcy Court. The Merger Agreement may be terminated at any time if the Settlement Agreement is terminated in accordance with its terms.

Completion of the Merger Agreement requires regulatory approvals from certain regulatory agencies, including approval by the Federal Energy Regulatory Commission and approval from certain state and foreign regulatory agencies. While the Company has begun the process of notifying agencies and obtaining approvals and is continuing to take actions to obtain the required regulatory approvals prior to closing or, as appropriate, to confirm that approvals will not be required prior to closing, there is no assurance that we will be able to obtain the requisite regulatory approvals. The waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has been terminated early.

In addition, certain of our stockholders may file litigation seeking to enjoin or delay the completion of the Merger Agreement. We may be required to expend significant resources, including legal fees and the time and attention of our executive officers and senior management, defending such litigation. The completion of the Merger Agreement may be delayed pending the resolution of any such litigation and an adverse ruling in any such lawsuit may prevent the Merger Agreement from being consummated.

We may not realize the expected benefits of the Sponsorship Transaction.

If the Sponsorship Transaction is consummated, the Company may not perform as we expect, or as the market expects, which could have an adverse effect on the price of our Class A common stock. Concurrently with the closing of the Merger Agreement, Brookfield and its affiliates will enter into various sponsorship obligations with respect to the Company, including the provision by Brookfield and its affiliates of strategic and investment management services pursuant to a Master Services Agreement, a pipeline of certain operating wind and solar assets located in North America and certain Western European nations to which the Company will have a right of first offer should Brookfield or its applicable affiliate decide to sell such asset (the ROFO Pipeline) under a Relationship Agreement with Brookfield and its affiliates and a $500 million secured revolving line of credit to TerraForm Power for acquisitions and permitted profit improving capital expenditures (the Sponsor Line Agreement). A wholly owned affiliate of Brookfield will also be given IDRs, a fixed and variable management fee, certain registration rights and certain governance rights to be reflected in amendments to our governing documents and the Terra LLC operating agreement, in addition to a governance agreement by and among the Company and affiliates of Brookfield.

There is no assurance that the projects in the ROFO Pipeline will be successfully acquired by the Company at attractive prices or at all. We do not have experience operating the particular projects in the ROFO Pipeline and we may experience difficulty integrating these projects into our fleet or successfully operating any projects we acquire from the ROFO Pipeline. The ROFO Pipeline is a right of first offer subject to the terms of the Relationship Agreement and is not a unilateral right to call or acquire an asset. Thus while the Company will not need to independently source the opportunity to acquire the assets in the ROFO Pipeline to the extent Brookfield and its affiliates elect to sell such assets, the Company may be required to compete with other third parties on price, terms or otherwise to acquire the assets in the ROFO Pipeline. In addition, we may not identify future acquisitions or be able to secure financing on attractive terms or at all for future acquisitions and we may not realize the expected benefits of the Sponsor Line. If the Sponsorship Transaction is consummated, Brookfield may not be able to maintain our current relationships with suppliers, lenders and other third parties. Brookfield lacks familiarity with our assets and may experience difficulty successfully managing our projects or replicating their previous management strategies. The foregoing risks may adversely affect our operational performance or limit our growth prospects, including our ability to grow our dividend per share.

The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Sponsorship Transaction with Brookfield and its affiliates, which could discourage a third party from making a competing transaction proposal.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Brookfield and its affiliates during the period between signing and the closing of the Merger Agreement and might discourage competing offers for a higher price or premium. These provisions include the general prohibition on our soliciting any alternative acquisition proposal or offer for a competing transaction, the requirement that we pay a termination fee of $50.0 million if the Merger Agreement is terminated in specified circumstances and the requirement that we submit the Merger Agreement to a vote of the Company’s stockholders even if our Board changes its recommendation, subject to certain exceptions. Additionally, in certain circumstances if the Merger is not consummated, we may be required to reimburse Brookfield and its affiliates for up to $17.0 million of Brookfield and its affiliates' reasonable and documented expenses in connection with the Merger Agreement and the transactions contemplated thereby.

The pendency of the Sponsorship Transaction and related uncertainty could cause disruptions in our business, which could have an adverse effect on our business and financial results and the price of our Class A common stock.

We have important counterparties at every level of operations, including offtakers under our PPAs, corporate and project-level lenders and tax equity investors, suppliers and service providers. Uncertainty about the effect of the sponsorship with Brookfield may negatively affect our relationship with our counterparties due to concerns about the Brookfield sponsorship and its impact on our business. These concerns may cause counterparties to be more likely to reduce utilization of our services (or the provision of supplies or services) where the counterparty has flexibility in volume or duration or otherwise seek to change the terms on which they do business with us. These concerns may also cause our existing or potential new counterparties to be less likely to enter into new agreements or to demand more expensive or onerous terms, credit support, security or other conditions. Damage to our existing or potential future counterparty relationships may materially and adversely affect our business, financial condition and results of operations, including our growth strategy and the price of our Class A common stock.

In addition, as a result of the announcement and pendency of the Brookfield sponsorship, current and prospective employees could experience uncertainty about their future with the Company. These uncertainties may impair our ability to retain, recruit or motivate key personnel, and may negatively impact the productivity of current employees.

The Merger Agreement contains provisions that limit our ability to take certain actions prior to the consummation of the Merger without the consent of Brookfield. These provisions include limitations on our ability to pursue strategic transactions, undertake project acquisitions and undertake certain significant financing transactions, even if such actions would prove beneficial. These limitations may materially and adversely affect our business, financial condition and results of operations and prevent us from taking advantage of otherwise beneficial opportunities.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Sponsorship Transaction that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and restricted stock units and for executive officers, change of control and severance agreements. In addition, certain of our directors and executive officers are also directors or executive officers of TerraForm Global, Inc., which has also entered into a merger agreement with affiliates of Brookfield.

The successful consummation of the Sponsorship Transaction may result in significant employee departures, including turnover of our executive officers and members of our senior management.

If the Sponsorship Transaction is consummated, we may experience departures of a significant number of employees as a result of actual or perceived uncertainty of our employees about their future with the Company, as a result of strategic operating decisions by Brookfield or other factors related to the completion of the Sponsorship Transaction. In addition, we expect to experience changes to our executive officers and senior management. The governance agreements to be entered into between the Company and Brookfield in connection with the Sponsorship Transaction provide Brookfield the ability to indirectly appoint our Chief Executive Officer, Chief Financial Officer and General Counsel, and Brookfield will directly set the compensation of these officers. There is no assurance that we will be able to retain the other core members of our senior management team following the completion of the Sponsorship Transaction.

If we consummate the Sponsorship Transaction, we will be a “controlled company,” controlled by Brookfield, whose interest in our business may be different from ours or other holders of our Class A common stock.

Following the completion of the Sponsorship Transaction, Brookfield and its affiliates will own an approximate 51% interest in the Company. The Merger Agreement and other agreements to be entered into in connection with the Sponsorship Transaction provide Brookfield and its affiliates with certain economic and management rights which are different from other holders of our Class A common stock. At the effective time of the merger, SunEdison will transfer certain IDRs currently held by SunEdison to an affiliate of Brookfield pursuant to an Incentive Distribution Rights Transfer Agreement, Terra LLC will enter into an amended and restated limited liability company agreement (the “New TERP LLC Agreement”) and Brookfield, the Company and certain of their respective affiliates will enter into a Master Services Agreement (the Merger MSA). Pursuant to the terms of the New TERP LLC Agreement, cash distributions from Terra LLC will be allocated between the holders of the Class A Units in Terra LLC and the holders of the IDRs according to a fixed formula. In addition, pursuant to the terms of the Merger MSA, Brookfield and its affiliates will be entitled to certain fixed and variable management fees for services performed for the Company. As a result of these economic rights, Brookfield and/or its affiliates may have interests in our business that are different from our interests or the interests of the other holders of our Class A common stock.

Brookfield and its affiliates currently own interests in, manage and control, and may in the future own or acquire interests in, manage and/or control, other yield focused publicly listed and private electric power businesses that own clean energy assets, primarily hydroelectric facilities and wind assets, and other public and private businesses that own and invest in other real property and infrastructure assets. Affiliates of Brookfield have also agreed to acquire a 100% interest in TerraForm Global, Inc. pursuant to a pending merger agreement. Brookfield and its affiliates, including the chief executive officer, chief financial officer and general counsel of the Company, who would be employees of Brookfield or its affiliates following the consummation of the Merger, may have conflicts or potential conflicts, including resulting from the operation by Brookfield and its affiliates of their other businesses, including their other yield focused electric power businesses, including with respect to project dropdowns, and Brookfield’s attention to and management of our business may be negatively affected by Brookfield and its affiliates' ownership and/or management of other power businesses and other public and private businesses that they own, control or manage.

For so long as Brookfield or another entity controls greater than 50% of the total outstanding voting power of our common stock, we will be considered a “controlled company” for the purposes of the NASDAQ Global Select Market listing requirements. As a “controlled company,” we are permitted to opt out of the NASDAQ Global Select Market listing requirements that require (i) a majority of the members of our Board to be independent, (ii) that we establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors and (iii) an annual performance evaluation of the nominating and governance and compensation committees. Following the completion of the Sponsorship Transaction, we may rely on exceptions with respect to having a majority of independent directors, establishing a compensation committee or nominating committee and annual performance evaluations of such committees. Brookfield or its affiliates may sell part or all of its stake in the Company which could result in a loss of the “controlled company” exemption under the NASDAQ Global Select Market rules. We would then be required to comply with those provisions of the NASDAQ Global Select Market on which we currently or in the future may rely upon exemptions.

Following the Sponsorship Transaction, Brookfield and its affiliates will control the Company and have the ability to designate a majority of the members of the Company’s Board.

The governance agreements to be entered into between the Company and Brookfield and its affiliates in connection with the Sponsorship Transaction provide affiliates of Brookfield the ability to designate a majority of our Board to our Corporate Governance and Nominations Committee for nomination for election by our stockholders. Due to such agreements and Brookfield and its affiliates' approximate 51% interest in the Company, the ability of other holders of our Class A common stock to exercise control over the corporate governance of the Company will be limited. In addition, due to its approximate 51% interest in the Company, Brookfield and its affiliates will have a substantial influence on our affairs and its voting power will constitute a large percentage of any quorum of our stockholders voting on any matter requiring the approval of our stockholders. As discussed in the risk factor entitled “If we consummate the Sponsorship Transaction, we will be a “controlled company,” controlled by Brookfield and its affiliates, whose interest in our business may be different from ours or other holders of our Class A common stock” above, Brookfield and its affiliates may hold certain interests that are different from ours or other holders of our Class A common stock and there is no assurance that Brookfield and its affiliates will exercise its control over the Company in a manner that is consistent with our interests or those of the other holders of our Class A common stock.

SunEdison may retain a large percentage of the shares of Class A common stock not owned by Brookfield and its affiliates and this ownership stake may cause SunEdison to have interests and incentives that are different than those of Brookfield or other holders of Class A Common stock.

In connection with the Sponsorship Transaction, SunEdison will convert its shares of our Class B common stock into shares of our Class A common stock on a one-to-one basis. In addition, immediately prior to the closing of the Merger, we will issue certain additional shares of our Class A common stock to SunEdison. Following these transactions, SunEdison may choose to retain a large percentage of the shares of our Class A common stock not owned by Brookfield and its affiliates. This concentration of ownership may reduce the liquidity of our Class A common stock and may also have the effect of delaying or preventing a future change in control of our company or discouraging others from making tender offers for our shares, which could depress the price per share a bidder might otherwise be willing to pay. Currently, however, through its plan of reorganization and a rights offering it is conducting in connection with its plan of reorganization, SunEdison is proposing to distribute or issue approximately 90% of the Class A common stock that SunEdison will hold following the closing of the Merger to its creditors. If SunEdison consummates its plan of reorganization and rights offering or otherwise liquidates a large number of shares of our Class A common stock, it may have the effect of reducing the trading price of our Class A common stock.

There can be no assurance that the Company will pay dividends or the amount of any dividends that are paid following a successful completion of the Sponsorship Transaction.

The amount of any dividends that are paid following a successful consummation of the Sponsorship Transaction is subject to a number of uncertainties, including the amount of cash available for distribution generated by our business. There can be no assurance that our business will perform as we expect, or as the market expects, following the consummation of the Sponsorship Transaction and the amount of dividends we pay, if any, may be limited by our performance and growth. The decision to pay any dividend, and the amount of any such dividend paid is subject to the discretion of our Board who may choose to limit the amount of any dividends paid following the successful consummation of the Sponsorship Transaction.

The Sponsorship Transaction would trigger “change in control” provisions under certain of the Company’s material contracts.

The consummation of the Sponsorship Transaction would trigger a change in control under the terms of our Revolver. Such change in control constitutes an event of default under the Revolver and would entitle our Revolver lenders to accelerate the principle amount outstanding under the Revolver. The Company intends to pay down and terminate the Revolver concurrently with completing the Sponsorship Transaction through a refinancing transaction. However, there can be no assurance that the Company will be able to enter into a replacement credit facility or otherwise secure financing on equal or more favorable terms. Such inability could have a materially adverse effect on our liquidity and our growth strategy. There is no financing contingency or condition to the consummation of the transactions contemplated by the Merger Agreement.

The consummation of the Sponsorship Transaction would also trigger a change in control under our Indentures. The Indentures require the Company to make an offer to repurchase the Senior Notes issued under the Indentures at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date following a change in control. Brookfield and its affiliates have secured a backstop financing facility that is available to be drawn by the Company subject to certain conditions in the event the Company makes this offer and noteholders elect to accept the offer. If a significant number of noteholders tender into the offer to repurchase at 101% of par, the Company would need to draw upon this backstop financing facility which would have a shorter maturity and more restrictive covenants than the Senior Notes issued under the Indentures, which could have a material adverse effect on the Company’s financial position, performance and operations.

Pursuant to the terms of our 2014 Second Amended and Restated Long-Term Incentive Plan and individual employee grant agreements, all of our outstanding restricted stock units (“RSUs”) will vest upon a change in control as defined in the plan. This immediate vesting could result in the turnover of key personnel following the consummation of the Sponsorship Transaction and could have a material adverse effect on the Company.

One of our PPAs and a limited number of our non-recourse debt and tax equity financing arrangements also include change in control provisions that would permit the counterparty to terminate the contract or accelerate maturity following the consummation of the Sponsorship Transaction. We are working to obtain consents or waivers from those counterparties to the applicable change of control provisions, however, there is no assurance those consents will be obtained.

There is no assurance we will be able to successfully negotiate a waiver to any such change in control provision.

Risks Related to a Failure to Consummate our Proposed Sponsorship Transaction with Brookfield and its affiliates. The following risk factors assume that we remain a stand-alone company except as otherwise noted:

Failure to consummate, or delays in consummating, the Merger and the Sponsorship Transaction with Brookfield and its affiliates could materially and adversely affect our business, results of operations and prospects and the price of the shares of our Class A common stock.

We believe that the current trading price of our Class A common stock reflects some amount of speculation regarding the probability of the closing of the Merger and the Sponsorship Transaction. The loss of the benefits or perceived benefits of the Sponsorship Transaction, including the loss of Brookfield as a sponsor and the right to receive the merger consideration payable to the holders of our Class A common stock at the consummation of the Merger and the Sponsorship Transaction could negatively impact the price of our Class A common stock. Likewise, potential returns on any investment in our common stock may also be limited until the closing or abandonment of the Merger and the Sponsorship Transaction.

If we are unable to successfully consummate the Merger and the Sponsorship Transaction, the Company would be forced to reevaluate its available strategic alternatives. Such reevaluation would likely result in a diversion of the Company’s resources to focus on that reevaluation, including legal fees, financial advisor fees and management’s time and attention.

Moreover, a failure to consummate the Sponsorship Transaction will result in the Company operating without a financially viable sponsor for, at a minimum, the length of time required to reevaluate our strategic alternatives. Our ability to successfully operate the Company without a financially viable sponsor is uncertain. Our business, including our growth strategy, has been substantially dependent on our sponsor, including our sponsor’s ability to obtain financing and generate sufficient cash to adequately fund its operations and on our sponsor’s ability to fund the construction and development of projects to be dropped down to the Company pursuant to certain contractual arrangements. The Company would likely face difficulties acquiring new projects during the pendency of a reevaluation of strategic alternatives or period of stand-alone operations and the Company’s management, and our Board may choose to prioritize stabilization of the Company’s operations and determination of strategic alternatives over pursuing growth opportunities. If we are unable to consummate the Merger and the Sponsorship Transaction, current and prospective employees may experience uncertainty about their future with the

Company. This uncertainty may impair our ability to retain, recruit or motivate key personnel, may negatively impact the productivity of current employees and may result in an increase in retention costs.

Depending on the circumstances surrounding a potential failure to consummate the Merger and the Sponsorship Transaction we may face increased exposure to litigation and attendant costs and we may be required to pay a termination fee of $50.0 million to Brookfield. Additionally, in certain circumstances if the Merger is not consummated, we may be required to reimburse Brookfield for up to $17.0 million of Brookfield’s reasonable and documented expenses in connection with the Merger Agreement and the transactions contemplated thereby.

If we fail to consummate the Merger and the Sponsorship Transaction with Brookfield and its affiliates, the Settlement Agreement entered into with SunEdison and certain of its affiliates in the Chapter 11 Bankruptcy Case of SunEdison may be terminated.

Concurrently with the execution and delivery of the Merger Agreement, SunEdison and the Company, along with certain of their respective subsidiaries, executed and delivered a Settlement Agreement, which, among other things, generally resolves claims, disputes and other issues arising from the historical sponsor relationship between the Company and SunEdison. If the Merger Agreement is terminated, the Settlement Agreement may also be terminated by either party thereto. The Settlement Agreement provides for the resolution of the intercompany claims and defenses between the Company and SunEdison in connection with the SunEdison Bankruptcy in exchange for, among other things, a set allocation of the proceeds of the Merger being provided to SunEdison. In the event the Settlement Agreement is terminated, there is no guarantee that the Company will be able to enter into a comparable transaction or that the Company would be able to negotiate settlement terms with equal or more favorable terms than those contained in the Settlement Agreement.

Moreover, we believe that the resolution of the intercompany claims and defenses is a necessary prerequisite to the execution of any strategic alternative with a third party. The termination of the Settlement Agreement could negatively impact the Company’s ability to engage in a change of control transaction with an alternative third party due to the uncertainty regarding the resolution of the intercompany claims and defenses in connection with the SunEdison Bankruptcy.

In the event that the Settlement Agreement is terminated, the Company would be forced to continue to litigate its claims and defenses in the SunEdison Bankruptcy case or renegotiate the terms of an alternative settlement agreement with SunEdison. Either option is likely to result in a drain on the Company’s resources, including significant litigation costs and management’s time and attention. Among the claims currently resolved by the Settlement Agreement which the Company would be forced to defend are certain avoidance actions seeking to recapture payments or transfers of value made by SunEdison to the Company prior to SunEdison’s bankruptcy filing. SunEdison's unsecured creditors committee asserted in their original objection to the Settlement Agreement that in connection with the Company's IPO, “the Company received completed energy projects, services and payments worth hundreds of millions, if not billions, of dollars, for which the Debtors did not receive reasonably equivalent value in exchange." The Company disagrees with the unsecured creditor committee's assertions regarding potential avoidance claims. The Company would not consider settling these potential avoidance claims alone and has not recorded a loss related to such claims. However, in the event of an unfavorable determination with respect to such claims, the Company could be forced to pay significant amounts to the SunEdison estate. If the Settlement Agreement is terminated, we will continue to be subject to certain risks associated with SunEdison as described more fully under “Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy” below.

If we fail to consummate the Merger, there is no guarantee that SunEdison will be able to successfully exit its Chapter 11 Bankruptcy case or that SunEdison’s interests in the Company, including its shares of our Class B common stock and Class B units in Terra LLC, will be disposed of in a way that is favorable to the holders of the Company’s Class A common stock.

SunEdison’s proposed Plan of Reorganization in the SunEdison Bankruptcy case is predicated on the successful consummation of the Merger. If we fail to consummate the Merger, the Plan of Reorganization will not be successful and there is no guarantee that SunEdison will be able to successfully exit its Chapter 11 Bankruptcy case. In such an event, SunEdison’s current Chapter 11 reorganization may be converted into a Chapter 7 liquidation. We continue to utilize SunEdison for certain business and operational services and, as such, a liquidation of SunEdison may have a material adverse effect on our business, results of operations and financial condition. In addition, if the Settlement Agreement is terminated and the Plan of Reorganization is not successfully implemented, SunEdison may seek Bankruptcy Court approval to transfer its shares of our Class B common stock and Class B units in Terra LLC without converting them into shares of our Class A common stock and without seeking our approval. Such a disposition may be less favorable to our holders of Class A common stock than the Merger and the Sponsorship Transaction.

Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy

We are transitioning away from our historical dependence on SunEdison for important corporate, project and other services, which involves management challenges and poses risks that may materially adversely affect our business, results of operations and financial condition.

Since the SunEdison Bankruptcy, we have been engaged in efforts to transition away from our historical dependence on SunEdison for corporate, project and other services, including providing for critical systems and information technology infrastructure, by seeking to identify alternative service providers and to establish and manage new relationships, as well as develop our own capabilities and resources in these areas. These efforts include creating a separate stand-alone corporate organization, including, among other things, directly hiring employees and establishing our own accounting, information technology, human resources and other systems and infrastructure, and also include transitioning the project-level O&M and asset management services in-house or to third party service providers. However, our efforts in this regard, although designed to mitigate risks posed by the SunEdison Bankruptcy, involve a number of new risks and challenges that may materially adversely affect our business, results of operations and financial condition.

We may be unable to replicate the corporate and project-level services provided by SunEdison, either through outsourcing or performing those services ourselves on terms or at costs similar to those provided by SunEdison or at all. The fees of substitute service providers or the costs of performing all or a portion of the services ourselves are likely to be substantially more than the fees that we would pay under the MSA, which are equal to 2.5% of the Company’s cash available for distribution to shareholders in 2016 and 2017 (not to exceed $7.0 million in 2016 or $9.0 million in 2017). In addition, in light of SunEdison’s familiarity with our assets, a substitute service provider may not be able to provide the same level of service. We also continue to depend on a substantial number of outside contractors for accounting services and the costs for these services are substantially greater than those we would incur if we directly hired employees to perform the same services.

We may also be unable to perform the services ourselves, through hiring employees and migrating or establishing separate information technology systems. Implementing any changes in connection with such transition may take longer than we expect, cost more than we expect, and divert management’s attention from other aspects of our business. We may also incur substantial legal and compliance costs in many of the jurisdictions where we operate. In addition, as we have limited experience in developing our own capabilities and resources, there is no assurance that we would ultimately be successful in our efforts in each of these areas, if at all, which could result in delays or disruptions in our business and operations.

The SunEdison Bankruptcy could result in a material adverse effect on many of our projects because SunEdison is a party to a material project agreement or a guarantor thereof, or because SunEdison was the original owner of the project.

In most of our debt-financed projects, a SunEdison Debtor is a party to one or more material project agreements, including asset management or O&M agreements in its capacity as our O&M provider or asset manager, or is a guarantor of the obligations of those service providers or has provided other guarantees for the benefit of the projects and/or our financing parties. Many of our project-debt financing agreements contain covenants or defaults relating to such agreements or guarantees. As a result, the SunEdison Bankruptcy has resulted in defaults under many of our project-debt financing agreements, which are generally curable. During the course of 2016 and to date in 2017, we have obtained waivers or temporary forbearances with respect to most of these defaults and have transitioned, or are working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate; however, certain of these defaults persist and no assurance can be given that any remaining waivers and/or forbearance agreements will be obtained. Similarly, in most of our tax equity-financed projects, a SunEdison Debtor is a party to one or more material project agreements, including asset management or O&M contract agreements, or provides guarantees of those project agreements or has provided other guarantees for the benefit of the projects and/or our financing parties. Many of our tax equity financed project agreements contain provisions related to, or that could be impacted by, such agreements. As a result, the SunEdison Bankruptcy could result in adverse consequences to us under many of our tax equity-financed projects. Several of our tax-equity projects are structured as master lease arrangements, under which the SunEdison Bankruptcy may trigger termination rights of the applicable tax investors.

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

To date, we have not identified any significant PPAs that include a provision that would directly permit the offtake counterparty to terminate the agreement due to the event of the SunEdison Bankruptcy. However, to date we have identified one PPA that contains an event of default that can be triggered if the related project-level credit agreement is accelerated. This project-level credit agreement is currently in default because of our failure to deliver project-level audited financial statements for 2016 but is still within the contractual grace period for failure to deliver which extends to the end of July 2017. This project is expected to provide approximately $8.0 million of project-level cash available for distribution for 2017. We are working to obtain waivers or forbearance agreements from the project-level lenders with respect to this project that would avoid triggering this default under the PPA. Given the importance of maintaining PPAs, we believe our lenders for this project will likely be incentivized to take steps to avoid defaults under the PPA if we fail to cure the default, but we cannot assure that result.

Historically, SunEdison has provided asset management services and O&M services under project-level asset management and O&M agreements. We are in the process of transitioning away from SunEdison as our asset manager and O&M provider. We manage certain of our projects ourselves and, in some instances, we outsource our asset management and/or O&M functions. We may not be able to adequately perform on the projects that we manage in house or secure third-party service providers which may lead to defaults under the terms of project-level debt contracts, hedging agreements, and tax equity agreements, as well as adverse consequences for our unlevered projects. An inability to successfully manage these projects or secure third-party service providers, and the resulting defaults and other consequences, or managing them at an excessively burdensome cost, could have a material adverse effect on our business, results of operations and financial condition.

SunEdison was the construction contractor or module supplier for many of our projects, and it is unlikely that we will be able to recover on any claims under those contracts or related warranties.

SunEdison served as the prime construction contractor pursuant to engineering, procurement and construction contracts with our subsidiaries for most of our renewable energy facilities acquired from SunEdison. These contracts are generally fixed price, turn-key construction contracts that include workmanship and other warranties with respect to the design and construction of the facilities that survive for a period of time after the completion of construction. These contracts or related contracts (including O&M agreements) also often include production or availability guarantees with respect to the output or availability of the facility that survive completion of construction. Moreover, we also generally obtained solar module warranties from SunEdison, including module workmanship warranties and output guarantees, for those solar facilities that we acquired from SunEdison that utilized SunEdison modules. Because of these relationships, we have existing warranty or contract claims and will likely in the future have such claims. The Settlement Agreement would eliminate our recoveries on claims under these agreements and warranties.

SunEdison is a party to important agreements at the corporate and project levels, which may be adversely affected by the SunEdison Bankruptcy and terminated pursuant to the Settlement Agreement.

As detailed in other risk factors under “Risks Related to our Relationship with SunEdison and the SunEdison Bankruptcy,” we had a number of important agreements with SunEdison at the corporate and project levels and for acquisitions, including the sponsorship arrangement. For instance, SunEdison has cash payment obligations to us under the Amended Interest Payment Agreement, which were expected to be an additional $8.0 million in 2016 ($8.0 million was paid in the first quarter of 2016) and $16.0 million in 2017 and in conjunction with the First Wind acquisition had committed to reimburse the Company for capital expenditures and operations and maintenance and labor fees in excess of budgeted amount (not to exceed $53.9 million through 2019) for certain of its wind power plants. The Settlement Agreement would provide for the termination of these agreements. Although we did not expect SunEdison to perform under these agreements going forward, the Settlement Agreement will result in the settlement of our intercompany claims against SunEdison in connection with such agreements.

Our audited financial statements for the year ended December 31, 2016 include a going concern explanatory note because of the risk that our assets and liabilities could be consolidated with those of SunEdison in the SunEdison Bankruptcy, in addition to risks related to project-level defaults.

We believe that we have observed formalities and operating procedures to maintain our separate existence from SunEdison, that our assets and liabilities can be readily identified as distinct from those of SunEdison and that we do not rely substantially on SunEdison for funding or liquidity and will have sufficient liquidity to support our ongoing operations. Our initiatives with respect to the SunEdison Bankruptcy have included and will include, among other things, establishing stand-alone information technology, accounting and other systems and infrastructure, establishing separate human resources systems and employee retention efforts, seeking proposals for backup O&M and asset management services for our power plants from other providers and the pursuit of strategic alternatives.

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

To the extent the bankruptcy court were to determine that substantive consolidation was appropriate under the facts and circumstances, then the assets and liabilities of any entity that was subject to the substantive consolidation order could be available to help satisfy the debt or contractual obligations of other entities. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. Due to the significant liabilities of SunEdison, substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy would impede our ability to satisfy our liabilities in the normal course of business and otherwise restrict our operations and capacity to function as a standalone enterprise. As a result of the foregoing and the risks related to project-level defaults (as discussed in separate risks within this section), our financial statements for the year ended December 31, 2016 and the related audit report include an explanatory note regarding the Company’s ability to continue as a going concern.

We have expended and may continue to expend significant resources in connection with the SunEdison Bankruptcy.

We have expended significant resources on contingency planning and other matters resulting from the SunEdison Bankruptcy. Our additional expenses include legal fees, consultant and financial advisor fees and related expenses, and it is likely that such expenses will continue during the duration of the SunEdison Bankruptcy even following our entry into the Settlement Agreement. We have also dedicated, and anticipate that we will continue to dedicate, significant internal resources and management time to contingency planning and to addressing the consequences of the SunEdison Bankruptcy. This could reduce the internal time and resources available for other areas of our business and substantially increase our operating expenses.

The SunEdison Bankruptcy has subjected us to increased litigation risk, including claims seeking to avoid payments SunEdison made to us or transactions that we consummated with SunEdison in the period prior to the SunEdison Bankruptcy.

The SunEdison Bankruptcy has increased the risk that we will be subject to litigation and could increase our potential exposure to litigation costs and could divert substantial time and resources of our management. While SunEdison and the Company have entered into a Settlement Agreement providing for the settlement of intercompany claims and defenses in connection with the SunEdison Bankruptcy, and the Settlement Agreement has been approved by the Bankruptcy Court, there is no guarantee that the Settlement Agreement will become effective. There is also no assurance that the Plan of Reorganization will be approved by the requisite members of the bankruptcy estate of SunEdison or by the Bankruptcy Court. In the event that the Settlement Agreement does not become effective, there is a risk that SunEdison or creditors acting on its behalf may bring actions against us to avoid payments made to us by SunEdison or transactions that we consummated with SunEdison. On November 7, 2016, the official committee of unsecured creditors of SunEdison filed a motion requesting standing and leave to file a complaint against us (with settlement authority) with respect to such avoidance actions. In the future, SunEdison itself may pursue similar avoidance actions against us. We also face increased risks of liability and litigation to the extent that the SunEdison Bankruptcy results in SunEdison becoming unable to fulfill its contractual commitments in circumstances where the Company has a financial interest.

Additionally, because our directors’ and officers’ insurance policies through the period of July 15, 2016, including a number of policies under which SunEdison is the named insured, were shared with SunEdison and TerraForm Global, the SunEdison Bankruptcy will limit our ability to utilize such insurance to cover the liability of, and our indemnification obligations to, our directors and officers. If we are required to make indemnification payments to our officers or directors, our business, financial condition and results of operations may be negatively impacted. Subsequent to July 15, 2016, our directors' and officers' insurance policies are independent of SunEdison and TerraForm Global.

The SunEdison Bankruptcy may adversely affect our relationships with current or potential counterparties.

We have important counterparties at every level of operations, including offtakers under the PPAs, corporate and project-level lenders, suppliers and service providers. The SunEdison Bankruptcy may damage our relationships with our counterparties due to concerns about the SunEdison Bankruptcy and its impact on our business. These concerns may cause counterparties to be less willing to grant waivers or forbearances if needed for other matters and more likely to enforce contractual provisions or reduce utilization of our services (or the provision of supplies or services) where the counterparty has flexibility in volume or duration. These concerns may also cause our existing or potential new counterparties to be less likely to enter into new agreements or to demand more expensive or onerous terms, credit support, security or other conditions. Damage to our existing or potential future counterparty relationships may materially and adversely affect our business, financial condition and results of operations, including our growth strategy.

SunEdison is our controlling stockholder and exercises substantial influence over TerraForm Power; it may take actions that conflict with the interests of our other stockholders.

SunEdison beneficially owns all of our outstanding Class B common stock. Each share of our outstanding Class B common stock entitles SunEdison to 10 votes on all matters presented to our stockholders. As a result of its ownership of our Class B common stock, SunEdison possesses approximately 83.9% of the combined voting power of our stockholders even though SunEdison only owns approximately 34.2% of total shares outstanding (inclusive of Class A common stock and Class B common stock) as of June 30, 2017. As a result of this ownership, SunEdison has a substantial influence on our affairs and its voting power will constitute a large percentage of any quorum of our stockholders voting on any matter requiring the approval of our stockholders. SunEdison has entered into a Voting and Support Agreement pursuant to which SunEdison has agreed to vote its shares of Class B common stock in favor of the Merger and the Sponsorship Transaction. However, outside of the matters covered by the Voting and Support Agreement, SunEdison has no such contractual obligation. Such matters include the election of directors, the adoption of amendments to our amended and restated certificate of incorporation and bylaws other than those contemplated by the Merger Agreement and approval of mergers or sale of all or substantially all of our assets other than the Sponsorship Transaction. In the event the Merger and the Sponsorship Transaction are not consummated, this concentration of ownership may also have the effect of delaying or preventing an alternative change in control of our company or discouraging others from making tender offers for our shares, which could depress the price per share a bidder might otherwise be willing to pay. In addition, SunEdison, for so long as it and its controlled affiliates possess a majority of the combined voting power, has the power, directly or indirectly, to appoint or remove all of our directors, including the members of our Conflicts Committee and all of our executive officers. SunEdison also has a right to specifically designate up to two directors to our Board until such time as SunEdison and its controlled affiliates cease to own shares representing a majority voting power in us. On November 20, 2015, SunEdison designated two directors to our Board. SunEdison has the right to remove and replace these directors at any time and for any reason. SunEdison may take actions that conflict with the interests of our other stockholders (including holders of our Class A common stock).

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

Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and holders of our Class A common stock, on the one hand, and SunEdison, on the other hand. Historically, the personnel that manage our operations (other than our Chairman and Interim Chief Executive Officer, Peter Blackmore, our Chief Operating Officer, Tom Studebaker, and our Interim Chief Accounting Officer, David Rawden) were employees of SunEdison and their services were provided to the Company under the MSA or project-level asset management and O&M services agreements. SunEdison is a related party under the applicable securities laws governing related party transactions and may have interests which differ from our interests or those of holders of our Class A common stock, including with respect to the types of acquisitions made, the timing and amount of dividends by TerraForm Power, the reinvestment of returns generated by our operations, the use of leverage when making acquisitions and the appointment of outside advisers and service providers. We have a Conflicts Committee to assist us in addressing conflicts of interest as they arise. SunEdison, for so long as it and its controlled affiliates possess a majority of our combined voting power, has the power, directly or indirectly, to appoint or remove all of our directors and committee members, including the members of our Conflicts Committee, and our executive officers. These powers have affected and may in the future affect the functioning of our Conflicts Committee. On November 20, 2015, the members of our Conflicts Committee were removed by the Board from that committee and two of the three members subsequently resigned from our Board. In their resignation letters, these two independent directors stated that they did not believe they would be able to protect the interests of the shareholders going forward and therefore resigned. In addition, contemporaneously, our Chief Executive Officer was removed as an officer and director and our Chief Financial Officer was removed as an officer. Our next Chief Executive Officer, who resigned on March 30, 2016, served as both the Chief Financial Officer of SunEdison and as the Chief Executive Officer of TerraForm Global, which may have created conflicts of interest during this period. These management changes resulted in considerable negative publicity. While certain of our officers and most of our non-officer employees provide services exclusively to the Company, our Interim Chief Executive Officer, Peter Blackmore, our Executive Vice President and Chief Financial Officer, Rebecca Cranna, our Chief Operating Officer, Tom Studebaker, and our Interim Chief Accounting Officer, David Rawden, continue to serve in the same functions for TerraForm Global for the time being.

Any material transaction between us and SunEdison are subject to our related party transaction policy, which will require prior approval of such transaction by our Conflicts Committee. There are inherent limitations in the ability of our Conflicts Committee to help us manage conflicts of interest or perceived conflicts of interest and the various measures we have taken to address conflicts of interest, including our Conflicts Committee and our related party transaction approval policy, have, in the past, not prevented shareholders from instituting shareholder derivative claims related to conflicts of interest. Regardless of the merits of these claims, we may be required to expend significant management time and financial resources if such claims were brought. Additionally, to the extent we fail to appropriately deal with conflicts of interest, or are perceived to have failed to deal appropriately with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our organizational and ownership structure is complex and has been, and may continue to be, subject to increased scrutiny and negative publicity, particularly relating to changes in our senior management and our Board, which may have a material adverse effect on, among other things, the value of our securities and our ability to conduct our business, as well as subject us to increased litigation risk.

Our organizational and ownership structure is complex and has recently been subject to increased scrutiny, including inquiries from our stakeholders, litigation from activist shareholders and negative publicity. In particular, there has been considerable negative publicity in the media relating to the resignations and removals of certain members of our Board, including members of our Conflicts Committee, as well as the replacement of our Chief Executive Officer and Chief Financial Officer in November of 2015. Negative publicity has also included allegations of breaches of fiduciary duty by our Board and our executive officers, perceived conflicts of interest among us, our executive officers and our affiliates and criticism of our and our affiliates’ business strategies. Our reputation may be closely related to that of SunEdison, and the reputation and public image of SunEdison has suffered as a result of its financial condition and the SunEdison Bankruptcy. Such negative publicity may materially adversely impact our business in a number of ways, including, among other things:

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

The holder or holders of our IDRs may elect to cause Terra LLC to issue Class B1 units to it or them in connection with a resetting of target distribution levels related to the IDRs, without the approval of our Conflicts Committee or the holders of Terra LLC’s units, us as manager of Terra LLC, or our Board (or any committee thereof). This could result in lower distributions to holders of our Class A common stock.

Currently the holder or holders of a majority of the IDRs (currently SunEdison through one or more wholly owned subsidiaries)) have the right, if the Subordination Period has expired and if we have made cash distributions in excess of the then-applicable Third Target Distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on Terra LLC’s cash distribution levels at the time of the exercise of the reset election. The right to reset the target distribution levels may be exercised without the approval of the holders of Terra LLC’s units, us, as manager of Terra LLC, or our Board (or any committee thereof). Following a reset election, a baseline distribution amount will be calculated as an amount equal to the average cash distribution per Class A unit, Class B1 unit and Class B unit for the two consecutive fiscal quarters immediately preceding the reset election (such amount is referred to as the “Reset Minimum Quarterly Distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the Reset Minimum Quarterly Distribution. Pursuant to the Merger Agreement and the transactions contemplated thereby, SunEdison has agreed to transfer the IDRs to an affiliate of Brookfield in connection with the closing of the Sponsorship Transaction, and resetting the IDR target distribution levels through the issuance of additional securities is not expected to be a feature of the IDRs held by affiliates of Brookfield.

The IDRs may be transferred to an unaffiliated third party without the consent of holders of Terra LLC’s units, us, as manager of Terra LLC, or the consent of our Board (or any committee thereof).

Other than the approved transfer to affiliates of Brookfield in connection with the Merger and the Sponsorship Transaction, SunEdison may not sell, transfer, exchange, pledge (other than as collateral under its credit facilities) or otherwise dispose of the IDRs to any unaffiliated third party (other than its controlled affiliates) until after it has satisfied its $175.0 million aggregate Projected FTM CAFD commitment to us in accordance with the Support Agreement, and during the pendency of the SunEdison Bankruptcy, subject to the approval of the Bankruptcy Court. SunEdison has pledged the IDRs as collateral under its DIP facility and its existing first and second lien credit agreements, and second lien secured notes but our constituent documents prohibit transfer of the IDRs upon foreclosure until after SunEdison has satisfied its Projected FTM CAFD commitment to us. These prohibitions may not be enforceable against foreclosures occurring in connection with the SunEdison Bankruptcy, including foreclosures by the lenders under SunEdison’s DIP financing. After that period, SunEdison may transfer the IDRs to an unaffiliated third party at any time without the consent of the holders of Terra LLC’s units, us, as manager of Terra LLC, or our Board (or any committee thereof). However, Terra LLC has been granted in the Terra LLC limited liability company agreement a right of first refusal with respect to any proposed sale of IDRs to an unaffiliated third party (other than its controlled affiliates), under which we may exercise to purchase the IDRs proposed to be sold on the same terms offered to such third party at any time within 30 days after we receive written notice of the proposed sale and its terms. This right of first refusal may not be enforceable with respect to sales occurring in connection with the SunEdison Bankruptcy.

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

In connection with the Sponsorship Transaction, the Limited Liability Company Agreement of Terra LLC will be amended and restated to provide for, among other things, a first priority of distributions from Terra LLC to cover the Company’s outlays and expenses properly incurred.

Outside of the Sponsorship Transaction, our ability to terminate the MSA early may be limited.

In connection with the Sponsorship Transaction, the Company, SunEdison and certain of their respective affiliates entered into a Settlement Agreement providing for, among other things, the termination of the MSA. In that event that the Sponsorship Transaction is not consummated or the Settlement Agreement does not become effective for any reason, our ability to terminate the MSA early may be limited.

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

In the event the Merger and the Sponsorship Transaction are not consummated or if the Settlement Agreement is terminated for any reason, we will continue to be subject to certain risks related to the MSA. Under the MSA, SunEdison will not assume any responsibility other than to provide or arrange for the provision of the services described in the MSA in good faith. In addition, under the MSA, the liability of SunEdison and its affiliates will be limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, we have agreed to indemnify SunEdison to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with our operations, investments and activities or in respect of or arising from the MSA or the services provided by SunEdison, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in SunEdison tolerating greater risks when making decisions than otherwise would be the case. The indemnification arrangements in favor of

SunEdison may also give rise to legal claims by SunEdison for indemnification from us that are adverse to us or holders of our Class A common stock.

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

Until recently we and TerraForm Global generally had common boards of directors, and historically we and TerraForm Global shared common management with limited exceptions, principally as a result of the control of both companies by SunEdison. Four of the nine members of our Board currently serve on the ten-person Board of Directors of TerraForm Global. In addition, some of our executive officers serve as executive officers of TerraForm Global, including Peter Blackmore, our and TerraForm Global’s Chairman and Interim Chief Executive Officer, and Rebecca Cranna, our and TerraForm Global’s Chief Financial Officer. Our directors and executive officers that overlap with those of TerraForm Global owe fiduciary duties to both companies.

Although conflicts between TerraForm Global and us were not expected to be significant when the companies were formed, as a result of various developments, including the SunEdison Bankruptcy and the Merger and the Sponsorship Transaction, we have been presented with certain business decisions, including decisions regarding business opportunities, that involve material interests of both companies. In such circumstances the allocations of expected costs and benefits between us and TerraForm Global necessarily give rise to conflicts. While we will endeavor to appropriately identify and manage such conflicts, the Company, as well as its directors and executive officers, will be subject to increased risk of conflict of interest claims.

In addition, certain of our directors and executive officers own stock or restricted stock units in both companies, and these ownership interests could create actual, perceived or potential conflicts of interest when our common directors and officers are faced with decisions that could have different implications for us and TerraForm Global, including, but not limited to, approval of the Merger and the Sponsorship Transaction.

Risks Related to our Delayed Exchange Act Filings

Continued delays in the filing of our reports with the SEC, as well as further delays in the preparation of audited financial statements at the project level, could have a material adverse effect.

We are continuing our efforts to regain compliance with NASDAQ’s continued listing requirements with respect to our delayed SEC periodic reports, however, due to, among other things, the time and resources required to complete our delayed SEC periodic reports, including our Form 10-K for the year ended December 31, 2015 and our Forms 10-Q for the first, second and third quarters of 2016, the Company has experienced delays in its ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in this Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports. There can be no assurance that the Company’s future periodic reports will not be delayed for similar reasons.

On June 29, 2017, we received a notification letter from NASDAQ that granted us further extensions to regain compliance with NASDAQ’s continued listing requirements, subject to the requirement that this Form 10-K for the year ended December 31, 2016 be filed with the SEC by July 24, 2017, our annual meeting of stockholders be held by August 24, 2017, our Form 10-Q for the first quarter of 2017 be filed with the SEC by August 30, 2017 and our Form 10-Q for the second quarter of 2017 be filed with the SEC by September 30, 2017. The NASDAQ hearings panel reserved the right to reconsider the terms of the extension and the NASDAQ Listing and Hearing Review Council may determine to review the hearing panel's decision. This Form 10-K for the year ended December 31, 2016 was filed with the SEC prior to July 24, 2017. In the event that our Forms 10-Q for the first and second quarter of 2017 are not filed by these dates or if any future periodic report is delayed, or if we are unable to hold our annual meeting before August 24, 2017, there is no assurance that we will be able to obtain further extensions from NASDAQ to regain compliance with NASDAQ’s continued listing requirements with respect to any such delayed periodic report or annual meeting. If we fail to obtain such further extensions from NASDAQ, our Class A common stock would likely be delisted from the NASDAQ Global Select Market.

On April 26, 2017, we entered into an amendment to the terms of the Revolver extending the date by which the financial statements and accompanying information with respect to the fiscal quarter ended March 31, 2017 must be delivered until July 31, 2017, with a 10-business day cure period. The terms of the amendment also extended the dates by which the financial statements and accompanying information with respect to the fiscal quarters ending June 30, 2017 and September 30, 2017 must be delivered until the date that is 75 days after the end of each such fiscal quarter, with a 10-business day cure period. Failure to file our respective Forms 10-Q by these dates may result in an event of default under the terms of the Revolver.

The delay in filing our Forms 10-K and Forms 10-Q and related financial statements may impair our ability to obtain financing and access the capital markets, including our ability to consummate any financings required in connection with the Merger and the Sponsorship Transaction. For example, as a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a short-form registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934, as amended, for one year. Should we wish to register the offer and sale of our securities to the public prior to the time that we regain eligibility to use Form S-3, our transaction costs and the amount of time required to complete financing transactions could increase. These delays will also negatively impact our ability to obtain project financing and our ability to obtain waivers or forbearances with respect to defaults or breaches of project-level financing. An inability to obtaining financing may have a material adverse effect on our ability to grow our business, acquire assets through acquisitions or optimize our portfolio and capital structure. Additionally, the delay in audited financial statements may reduce the comfort of our Board with approving the payment of dividends.

Audited financial statements at the project-level have also been delayed. This delay has created defaults under most of our non-recourse financing agreements, which, if not cured or waived may restrict the ability of the project-level subsidiaries to make distributions to us or entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. Such defaults may also restrict the ability of the project companies to make distributions to us, which could impact our ability to comply with corporate-level debt covenants.

Risks Related to our Business

Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.

Prior to completion of our IPO on July 23, 2014, we had not operated as a public company and did not have to independently comply with Section 404(a) of the Sarbanes-Oxley Act. We are required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2016, and our management is required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, as we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm is required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

As of December 31, 2016, we did not maintain an effective control environment attributable to certain identified material weaknesses. Refer to Item 9A. Controls and Procedures for discussion regarding these material weaknesses.

These control deficiencies resulted in several material misstatements to the preliminary consolidated financial statements that were corrected prior to the issuance of the audited consolidated financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.

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

Our inability to access the capital markets has increased certain of the risks we face.

Our ability to access the capital markets has been limited as a result of the SunEdison Bankruptcy and other risks that we face. This inability to access the capital markets has contributed to increased uncertainty and heightened some of the risks we face. While we remain focused on executing our near-term objectives, we will continue to monitor market developments and consider further adjustments to our plans and priorities if required, which could result in further significant changes to our business strategy. As a result of the negative impact on our business from these developments, we no longer expect in the near-term to achieve the growth rate in our dividend per Class A common share that we had been targeting.

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

We have been and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business, including due to failed or terminated transactions. In addition, we are named as defendants from time to time in other lawsuits and regulatory actions relating to our business, some of which may claim significant damages. SunEdison’s controlling interests in TerraForm Power and the position of certain of our executive officers on the Board and in senior management of TerraForm Power have resulted in, and may increase the possibility of future claims of breaches of fiduciary duties including claims of conflicts of interest related to TerraForm Power. We have also been subject to claims arising out of our acquisition activities with respect to certain payments in connection with the acquisition of First Wind by SunEdison. In the event that we are not able to consummate the Merger and the Sponsorship Transaction or if the Settlement Agreement does not become effective for any reason, we also may be subject to litigation arising out of the SunEdison Bankruptcy, including actions to avoid transfers made to us by SunEdison or transactions that we consummated with SunEdison including transactions relating to our initial public offering and the acquisition by us of renewable energy projects from SunEdison. For more information regarding our outstanding legal proceedings and related matters, see Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K. We may face additional litigation exposure in connection with the completion or termination of the Merger and the Sponsorship Transaction.

Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. Unfavorable outcomes or developments relating to these proceedings, or new proceeding involving similar allegations or otherwise, such as monetary damages or equitable remedies, could have a material adverse impact on our business and financial position, results of operations or cash flows or limit our ability to engage in certain of our business activities. Settlement of claims could adversely affect our financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are often expensive, lengthy and disruptive to normal business operations and require significant attention from our management. We are currently, and/or may be subject in the future, to claims, lawsuits or arbitration proceedings related to matters in tort or under contracts, employment matters, securities class action lawsuits, shareholder derivative actions, breaches of fiduciary duty, conflicts of interest, tax authority examinations or other lawsuits, regulatory actions or government inquiries and investigations.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of such securities litigation (see Note 19. Commitments and Contingencies to our consolidated financial statements) and we may become the target of additional securities litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could have a material adverse effect on our business.

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

Since November of 2015, as a result of personnel decisions by SunEdison, the SunEdison Bankruptcy, our evaluation of strategic alternatives and related developments, we have experienced a series of significant changes in the Board and our senior management, including, among other things, the removal of our initial President and Chief Executive Officer, the resignation of his successor, the appointment of our Chairman and Interim Chief Executive Officer, the removal and appointment of our Chief Financial Officer and a substantial change in the composition of the Board. For additional information, see “Recent Developments - Corporate Governance Changes” within Item 1. Business. As a significant number of the members of the Board and our senior management have served in such capacity for only a short time, we face the risks that they may have limited familiarity with our business and operations or lack experience in communicating within the management team and with our other staff. Although we endeavor to implement any director and management transition in as non-disruptive a manner as possible, leadership changes can be inherently difficult to manage and may cause significant disruption to our business and give rise to uncertainty among our customers, business partners, service providers, staff, investors and other third parties concerning our future direction and performance. This could, in turn, impair our ability to execute our business strategy successfully and adversely affect our business and results of operations.

A significant portion of our assets consists of long-lived assets, the value of which may be reduced if we determine that those assets are impaired.

Long-lived assets consist of renewable energy facilities, intangible assets and goodwill. Renewable energy facilities and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. Goodwill is evaluated for impairment annually or more frequently if circumstances indicate impairment may have occurred; the impairment assessment requires that we consider, among other factors, differences between the current book value and estimated fair value of the respective reporting unit, including goodwill. As of December 31, 2016, the net carrying value of long-lived assets represented $6,135.4 million, or 79.6%, of our total assets.

Based on our annual goodwill impairment testing conducted as of December 1, 2016, and a review of any potential indicators of impairment, we concluded that the carrying value of goodwill of $55.9 million was impaired and it was fully written off in 2016. In addition, as a result of classifying substantially all of our portfolio of residential rooftop solar assets located in the United States as held for sale during the fourth quarter of 2016 and determining that the carrying value exceeded the fair value less costs to sell, we recorded an impairment charge of $15.7 million within impairment of renewable energy facilities in the consolidated statement of operations for the year ended December 31, 2016. We also recorded a $3.3 million charge within impairment of renewable energy facilities for the year ended December 31, 2016 due to the decision to abandon certain residential construction in progress assets that were not completed by SunEdison as a result of the SunEdison Bankruptcy. There were no impairments of intangible assets. If intangible assets or additional renewable energy facilities are impaired based on a future impairment test, we could be required to record further non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized.

Counterparties to our PPAs may not fulfill their obligations or may seek to terminate the PPA early, which could result in a material adverse impact on our business, financial condition, results of operations and cash flows.

All but a minor portion of the electricity generated by our current portfolio of renewable energy facilities is sold under long-term PPAs, including power purchase agreements with public utilities or commercial, industrial or government end-users or hedge agreements with investment banks and creditworthy counterparties. Certain of the PPAs associated with renewable energy facilities in our portfolio allow the offtake purchaser to terminate the PPA in the event certain operating thresholds or performance measures are not achieved within specified time periods or, in certain instances, by payment of an early termination fee. If a PPA was terminated or if, for any reason, any purchaser of power under these contracts is unable or unwilling to fulfill their related contractual obligations or refuses to accept delivery of power delivered thereunder, and if we are unable to enter a new PPA on acceptable terms in a timely fashion or at all, we would be required to sell the power from the associated renewable energy facility into the wholesale power markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The risks factors “The SunEdison Bankruptcy may adversely affect our relationships with current or potential counterparties” and “The SunEdison Bankruptcy could result in a material adverse effect on many of our projects because SunEdison is a party to a material project agreement or a guarantor thereof, or because SunEdison was the original owner of the project” describe additional risks with respect to our counterparty relationships and PPAs due to the SunEdison Bankruptcy.

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

A shift in the timing of peak rates for utility-supplied electricity to a time of day when solar energy generation is less efficient could make solar energy less competitive and reduce demand. If the retail price of energy available from utilities were to decrease, we would be at a competitive disadvantage in negotiating new PPAs and therefore we may be unable to attract new customers and our growth would be limited, and the value of our renewable energy facilities may be impaired or their useful life may be shortened.

We may not be able to replace expiring PPAs with contracts on similar terms. If we are unable to replace an expired distributed generation PPA with an acceptable new contract, we may be required to remove the renewable energy facility from the site or, alternatively, we may sell the assets to the site host.

We may not be able to replace an expiring PPA with a contract on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. If we are unable to replace an expiring PPA with an acceptable new revenue contract, the affected site may temporarily or permanently cease operations or we may be required to sell the power produced by the facility at wholesale prices which are exposed to market fluctuations and risks. In the case of a distributed generation solar facility that ceases operations, the PPA terms generally require that we remove the assets, including fixing or reimbursing the site owner for any damages caused by the assets or the removal of such assets. The cost of removing a significant number of distributed generation solar facilities could be material. Alternatively, we may agree to sell the assets to the site owner, but the terms and conditions, including price, that we would receive in any sale, and the sale price may not be sufficient to replace the revenue previously generated by the solar generation facility.

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

We are also experiencing curtailment with respect to other of our solar and wind power plants. Solutions to ameliorate or eliminate curtailment with respect to our power plants may not be available or may not be effective or may be cost prohibitive to undertake and implement. Curtailment at levels above our expectations could have a material adverse effect on our business, financial condition and results of operations and cash flows and our ability to pay dividends to holders of our Class A common stock.

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

•	risk relating to our ability to successfully acquire projects from the ROFO Pipeline pursuant to the Sponsorship Transaction with Brookfield; and

•	our access to the capital markets for equity and debt (including project-level debt) at a cost and on terms that would be accretive to our shareholders.

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

Future acquisition opportunities for renewable energy facilities are limited. While Brookfield and its affiliates will grant us a right of first offer with respect to the projects in the ROFO Pipeline following consummation of the Merger, there is no assurance we will be able to acquire or successfully integrate any such projects. We will compete with other companies for future acquisition opportunities from Brookfield and its affiliates and third parties.

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

Although we believe it is prudent to defer any decision on paying dividends to our stockholders for the time being given the limitations on our ability to access the capital markets and the other risks that we face, in the future we intend to continue our dividend policy of causing Terra LLC to distribute an appropriate portion of cash to unitholders in order to permit TerraForm Power to pay dividends to its shareholders each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and to fund our acquisitions and growth capital expenditures. We may be precluded from pursuing otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment. As such, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations.

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

Our Revolver, Senior Notes due 2023 and Senior Notes due 2025 contain financial and other restrictive covenants that limit our ability to return capital to stockholders or otherwise engage in activities that may be in our long-term best interests. Our inability to satisfy certain financial covenants could prevent us from paying cash dividends, and our failure to comply with those and other covenants could result in an event of default which, if not cured or waived, may entitle the related lenders to demand repayment and accelerate the indebtedness or, in the case of the Revolver, enforce their security interests, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Limitations on our ability to distribute cash from our project-level subsidiaries to the Company, including as a result of defaults on our project-level indebtedness, will negatively impact our ability to satisfy financial tests under our Revolver or otherwise meet financial tests under our Senior Notes due 2023 and Senior Notes due 2025. As described above, on April 26, 2017, Terra Operating LLC entered into an amendment to the Revolver amending the financial tests under our Revolver. There can be no assurance that we will be able to comply with the amendment financial tests.

Our existing agreements governing our non-recourse financing also contain financial and other restrictive covenants that limit our project subsidiaries’ ability to make distributions to us or otherwise engage in activities that may be in our long-term best interests. We expect any future project financings that we incur or assume will contain similar provisions. The non-recourse financing agreements generally prohibit distributions from the project entities to us unless certain specific conditions are met, including the satisfaction of certain financial ratios and the absence of defaults or events of default. As described above, during the course of 2016 most of our projects that have project-level debt financing were in default. While we have cured most of those defaults, we have experienced, or expect to experience, additional defaults in most of these same project-level debt financings as a result in delays in delivering our 2016 corporate and project-level audited financial statements. Our inability to satisfy certain financial covenants or cure these or other defaults or events of default may prevent cash distributions by the particular project(s) to us. The risks with respect to the SunEdison Bankruptcy on our project financings is further detailed in "Because SunEdison is a party to a material project agreement or a guarantor thereof, the SunEdison Bankruptcy could result in a material adverse effect on many of our projects" above. Our failure to obtain such waivers or forbearance agreements with respect to defaults or to comply with those and other covenants has resulted in (or could result in future) events of default which, if not cured or waived may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to make distributions from our project-level subsidiaries, it would likely have a material adverse effect on our ability to meet corporate-level debt service obligations, as well as pay dividends to holders of our Class A common stock.

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

If we are unable to renew letter of credit facilities, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Our Revolver includes a letter of credit facility to support project-level contractual obligations. This letter of credit facility will need to be renewed as of January 27, 2020 and we are required to satisfy the applicable financial ratios and covenants throughout the term of the letter of credit facility. In the event that we consummate the Merger and the Sponsorship Transaction we will need to secure a replacement letter of credit facility. If we are unable to renew our letters of credit as expected or if we are only able to replace them with letters of credit under different facilities on less favorable terms, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, the inability to provide letters of credit could constitute a default under certain non-recourse financing arrangements, restrict the ability of the project-level subsidiary to make distributions to us and/or reduce the amount of cash available at such subsidiary to make distributions to us.

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

•
investor confidence in us, our partners, SunEdison or Brookfield (assuming the consummation of the Sponsorship Transaction), as our principal stockholder (on a combined voting basis), manager under the MSA and frequently as asset and O&M manager for our projects, and the regional wholesale power markets;

•	the impact of the SunEdison Bankruptcy and the Sponsorship Transaction;

•	our financial performance and the financial performance of our subsidiaries;

•	our level of indebtedness and compliance with covenants in debt agreements;

•	when we file our Forms 10-Q for the quarters ended March 31, 2017 and June 30, 2017 and future quarters and obtain audited project-level financial statements;

•	maintenance of acceptable credit ratings or credit quality, including maintenance of the legal and tax structure of the project-level subsidiary upon which the credit ratings may depend;

•	our cash flows; and

•	provisions of tax and securities laws that may impact raising capital.

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

If the interconnection or transmission agreement of a clean power generation asset we own or acquire is terminated for any reason, we may not be able to replace it with an interconnection or transmission arrangement on terms as favorable as the existing arrangement, or at all, or we may experience significant delays or costs in securing a replacement. If a transmission network to which one or more of our existing power plants or a power plant we acquire is connected experiences “down time,” the affected clean power generation asset may lose revenue and be exposed to non-performance penalties and claims from its customers. The owners of the network will not usually compensate electricity generators for lost income due to down time. These factors could materially affect our ability to forecast operations and negatively affect our business, results of operations, financial condition and cash flows.

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

A significant deterioration in the financial performance of the brick and mortar retail industry could materially adversely affect our distributed generation business.

The financial performance of our distributed generation business depends in part upon the continued viability and financial stability of our customers in the retail industry with physical locations, such as medium and large independent retailers and distribution centers. If the retail industry is materially and adversely affected by an economic downturn, increase in inflation, increase in online competition, or other factors, one or more of our largest customers could encounter financial difficulty, and possibly, bankruptcy. If one or more of our largest customers were to encounter financial difficulty or declare bankruptcy, they may reduce their PPA payments to us or stop them altogether.

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

Certain of our wind power plants are party to financial swaps or other hedging arrangements. We may also acquire additional assets with similar hedging arrangements in the future. Under the terms of the existing financial swaps, certain wind power plants are not obligated to physically deliver or purchase electricity. Instead, they receive payments for specified quantities of electricity based on a fixed-price and are obligated to pay the counterparty the market price for the same quantities of electricity. These financial swaps cover quantities of electricity that we estimated are highly likely to be produced. As a result, gains or losses under the financial swaps are designed to be offset by decreases or increases in a facility’s revenues from spot sales of electricity in liquid markets. However, the actual amount of electricity a facility generates from operations may be materially different from our estimates for a variety of reasons, including variable wind conditions and wind turbine availability. If a wind power plant does not generate the volume of electricity covered by the associated swap contract, we could incur significant losses if electricity prices in the market rise substantially above the fixed-price provided for in the swap. If a wind power plant generates more electricity than is contracted in the swap, the excess production will not be hedged and the related revenues will be exposed to market price fluctuations. In some power markets, including the ERCOT market in Texas where we own two wind power plants with hedges with a gross nameplate capacity of approximately 407 MWs, at times we have experienced negative power prices with respect to merchant energy sales. In these situations, we must pay grid operators to take our power. Because our tax investors receive production tax credits from the production of energy from our wind plants, it may be economical for the plant to continue to produce power at negative prices, which results in our wind facility paying for the power it produces. Moreover, certain of these financial or hedging arrangements are financially settled with reference to energy prices (or locational marginal prices) at a certain hub or node on the transmission system in the relevant energy market. At the same time, revenues generated by physical sales of energy from the applicable facility may be determined by the energy price (or locational marginal price) at a different node on the transmission system. This is an industry practice used to address the lack of liquidity at individual facility locations. There is a risk, however, that prices at these two nodes differ materially, and as a result of this so called “basis risk,” we may be required to settle our financial hedges at prices that are higher than the prices at which we are able to sell physical power from the applicable facility, thus reducing the effectiveness of the swap hedges.

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

Additionally, although a portion of our revenues and expenses are denominated in foreign currency, we will pay dividends to holders of our Class A common stock in U.S. dollars. The amount of U.S. dollar denominated dividends paid to our holders of our Class A common stock will therefore be exposed to currency exchange rate risk. Although we have entered into certain hedging arrangements to help mitigate some of this exchange rate risk, these arrangements may not be sufficient. Changes in the foreign exchange rates could have a material negative impact on our results of operations and may adversely affect the amount of cash dividends paid by us to holders of our Class A common stock.

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

A substantial portion of our revenues (23% for fiscal 2016) are attributable to our sale of RECs and other environmental attributes of our facilities which are created under the laws of the state of the United States where the facility is located. We sometimes seek to sell forward a portion of our RECs or other environmental attributes under contracts having terms in excess of one year to fix the revenues from those attributes and hedge against future declines in prices of RECs or other environmental attributes. If our renewable energy facilities do not generate the amount of electricity required to earn the RECs or other environmental attributes sold under such forward contracts or if for any reason the electricity we generate does not produce RECs or other environmental attributes for a particular state, we may be required to make up the shortfall of RECs or other environmental attributes under such forward contracts through purchases on the open market or make payments of liquidated damages. We have from time to time provided guarantees of Terra LLC as credit support for these obligations. Additionally, forward contracts for REC sales often contain adequate assurances clauses that allow our counterparties to require us to provide credit support in the form of parent guarantees, letters of credit or cash collateral. In the months following the SunEdison Bankruptcy, we received requests for adequate assurance from several of our REC agreement counterparties. To date, despite these requests, we have not been required to provide such additional credit support.

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

Certain of our utility scale plants and the owners of the EWG Projects (each, an “EWG Project Co”) are an EWG which exempts it and us (for purposes of our ownership of each such company) from the federal books and access provisions of PUHCA. Certain of the EWG Projects are also QFs. EWGs and their owners are subject to regulation for most purposes as “public utilities” under the FPA, including regulation of their rates and their issuances of securities. Each of our EWG

ProjectCos has obtained “market based rate authorization” and associated blanket authorizations and waivers from FERC under the FPA, which allows it to sell electricity, capacity and ancillary services at wholesale at negotiated, market based rates, instead of cost-of-service rates, as well as waivers of, and blanket authorizations under, certain FERC regulations that are commonly granted to market based rate sellers, including blanket authorizations to issue securities.

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

Renewable energy generation assets currently benefit from, or are affected by, various federal, state and local governmental incentives and regulatory policies. As further explained under “Tax provisions and policies supporting renewable energy could change at any time, and such changes may result in a material increase in our estimated future income tax liability and may limit the current benefits of solar and wind energy investment” below, in the United States, these policies include federal ITCs, PTCs, and trade import tariff policies, as well as state RPS and integrated resource plan (“IRP”) programs, state and local sales and property taxes, siting policies, grid access policies, rate design, net energy metering, and modified accelerated cost-recovery system of depreciation. The growth of our wind and solar energy business may be dependent on the U.S. Congress further extending the expiration date of, renewing or replacing ITC and PTCs, without which the market for tax equity financing for wind and solar power plants would likely be materially impaired or altogether cease to exist. The president of the United States has made public statements regarding overturning or modifying policies of or regulations enacted by the previous administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of wind and solar power plants or that remove costs or other limitations on other types of generation that compete with wind and solar power plants could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Beginning in 2012, we engaged in a number of litigation and arbitration proceedings with Clipper concerning the performance of the Liberty turbines. On February 12, 2013, all such disputes were settled pursuant to a Settlement, Release and Operation and Maintenance Transition Agreement among certain of our and Clipper entities. Pursuant to this agreement, we have, among other things, released Clipper of all of its warranty obligations with respect to the equipment supplied by Clipper, and the obligations under the related operation and maintenance contracts, and we have been granted by Clipper a non-exclusive, royalty-free, perpetual, irrevocable license to make, improve and modify any equipment supplied by Clipper and to create derivative works from such equipment.

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

There have been periods of industry-wide shortage of key components, including solar panels and wind turbines, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. In addition, the United States government has imposed tariffs on solar cells manufactured in China. Based on determinations by the United States government, the applicable anti-dumping tariff rates range from approximately 8% to 239%. To the extent that United States market participants experience harm from Chinese pricing practices, an additional tariff of approximately 15%-16% will be applied. If project developers purchase solar panels containing cells manufactured in China, our purchase price for renewable energy facilities would reflect the tariff penalties mentioned above. A shortage of key commodity materials could also lead to a reduction in the number of renewable energy facilities that we may have the opportunity to acquire in the future, or delay or increase the costs of acquisitions. The risks discussed above under “The SunEdison Bankruptcy may adversely affect our relationships with current or potential counterparties” may be increased by our dependence on a limited number of suppliers.

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

Any cyber-attack or other failure of the Company’s communications and technology infrastructure and systems could have an adverse impact on the Company.

The Company relies on the secure storage, processing and transmission of electronic data and other information and technology systems, including software and hardware, for the efficient operation of its renewable energy facilities. If the Company, its communications systems or computer hardware or software are impacted by a cyber-attack or cyber-intrusion, particularly or as part of a broader attack or intrusion by third parties, including computer hackers, foreign governments and cyber terrorists, the Company’s operations or capabilities could be interrupted or diminished and important information could be lost, deleted or stolen, which could have a negative impact on the Company’s revenues and results of operations or which could cause the Company to incur unanticipated liabilities or costs and expenses to replace or enhance affected systems, including costs related to cyber security for the Company’s renewable energy facilities.

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

Doing business in multiple countries requires us and our subsidiaries to comply with the laws and regulations of the United States government and various non-U.S. jurisdictions. Our failure to comply with these rules and regulations may expose us to liabilities. These laws and regulations may apply to us, our subsidiaries, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our non-U.S. operations are subject to United States and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA prohibits United States companies and their officers, directors, employees and agents acting on their behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. As a result, business dealings between our employees and any such foreign official could expose the Company to the risk of violating anti-corruption laws even if such business practices may be customary or are not otherwise prohibited between the Company and a private third party. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable United States and non-U.S. laws and regulations; however, we cannot assure you that these policies and procedures will completely eliminate the risk of a violation of these legal requirements, and any such violation (inadvertent or otherwise) could have a material adverse effect on our business, financial condition and results of operations.

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

The approval of co-venturers also may be required for us to receive distributions of funds from assets or to sell, pledge, transfer, assign or otherwise convey our interest in such assets. Alternatively, our co-venturers may have rights of first refusal or rights of first offer in the event of a proposed sale or transfer of our interests in such assets. These restrictions may limit the price or interest level for our interests in such assets, in the event we want to sell such interests.

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

The amount of our cash available for distribution principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the impact of the Merger and the Sponsorship Transaction on our business and results of operations;

•	the adverse consequences of the SunEdison Bankruptcy;

•	the timing of our ability to complete our Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 and audited project-level financial statements;

•
defaults or potential defaults arising under our Revolver, the indentures governing our Senior Notes due 2023 and Senior Notes due 2025 and in our project-level financing agreements; and the resulting impact on our projects;

•	risks related to our failure to satisfy the requirements of the NASDAQ Global Select Market, which could result in a delisting of our common stock;

•	our ability to integrate acquired assets and realize the anticipated benefits of these acquired assets;

•	counterparties’ to our offtake agreements willingness and ability to fulfill their obligations under such agreements;

•	price fluctuations, termination provisions and buyout provisions related to our offtake agreements;

•	our ability to enter into contracts to sell power on acceptable terms as our offtake agreements expire;

•	delays or unexpected costs during the completion of construction of certain renewable energy facilities we intend to acquire;

•	our ability to successfully identify, evaluate and consummate acquisitions;

•	government regulation, including compliance with regulatory and permit requirements and changes in market rules, rates, tariffs and environmental laws;

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

•	restrictions contained in our debt agreements (including our project level financing, the indentures governing our Senior Notes and our Revolver);

•	our ability to expand into new business segments or new geographies;

•	seasonal variations in the amount of electricity our wind and solar plants produce, and fluctuations in wind and solar resource conditions; and

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

Certain of our shareholders, including entities affiliated with Brookfield and Appaloosa Investment Limited Partnership I, have accumulated large positions in our Class A shares. These concentrated holdings may impact the liquidity of shares of our Class A shares and these entities may possess the ability to significantly impact the outcome of the requisite majority of the minority approval in connection with the Merger and the Sponsorship Transaction with Brookfield and its affiliates. While the Board has adopted a Stockholder Protection Rights Agreement which limits the ability of our shareholders to accumulate additional holdings of our Class A shares in certain circumstances, these concentrated holdings may impact our execution of strategic alternatives in the event that we are unable to consummate the Merger and the Sponsorship Transaction, including any shareholder vote we are required or elect to obtain in connection with any strategic alternative. Additionally, the interests of these shareholders may conflict with our interests and the interests of holders of our Class A common stock to the extent these shareholders are also creditors in the SunEdison Bankruptcy.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to holders of our Class A common stock, and could make it more difficult for investors to change management.

In the event that we are unable to consummate the Merger and the Sponsorship Transaction, provisions of our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that holders of our Class A common stock may consider favorable, including transactions in which such stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove members of our management. These provisions include:

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

Future sales of our common stock or disposals or transfers by SunEdison and Brookfield of Class A common stock, may cause the price of our Class A common stock to fall.

The market price of our Class A common stock could decline as a result of sales by investors, who hold restricted shares, into the market, or the perception that these sales could occur. Certain investors in our Class A common stock hold restricted shares due to securities law restrictions and/or contractual restrictions. These holders have exercised certain registration rights with respect to the shares that we hold and would be able to sell these shares into the market once any contractual restrictions on such shares expire. The presence of additional shares of our Class A common stock trading in the public market may have a material adverse effect on the market price of our securities. The market price of our Class A common stock may also decline as a result of SunEdison disposing or transferring some or all of the outstanding Class A common stock it will own following the consummation of the Sponsorship Transaction. These dispositions might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

In addition, the IRS or the Treasury Department, as applicable, may also challenge eligible tax basis in the relevant renewable energy property that was used to determine the amount of ITC, Section 1603 Grant or accelerated depreciation deductions claimed or applied for, as applicable, by subsidiaries of the Company or our tax equity partners with respect to our renewable energy projects. In some situations where SunEdison or other third parties made representations with regard to the fair market value or eligible basis of a renewable energy facility, the cash flows of that facility that would otherwise be distributed to our subsidiaries may be diverted to cover losses sustained by our tax equity financing parties in the event the ITC, Section 1603 Cash Grant or accelerated depreciation deductions, as applicable, are recaptured, reduced or disallowed by the IRS or Treasury Department, as applicable. In other situations, we may be directly responsible for making such tax indemnity payments. In addition, we have provided guarantees to our tax investors and other financing parties related to the recapture of these tax benefits as a result of transfers of our interests in our renewable energy projects to non-U.S. federal income tax payers who qualify as “disqualified persons” under Section 1603 Grant rules and provisions of the Internal Revenue Code. While such transfers are generally within our control, and we would seek to avoid such transfers, there is some risk that we inadvertently structure a sale of our interests in our facilities in a way that results in such a transfer. Moreover, this risk could arise in connection with the sale or transfer of the B units in Terra LLC in connection with the SunEdison Bankruptcy or any potential transaction that we undertake if the Merger failed to close.

Congress and the Trump Administration have also expressed substantial interest in reducing corporate tax rates and making other changes to the Internal Revenue Code, including, among other potential proposals, permitting the immediate expensing of capital expenditures and no longer allowing the deduction of interest expense on indebtedness. These tax law changes may have an economic impact on our existing portfolio of renewable energy facilities. To date, however, no legislation has been passed by either the U.S. House of Representatives or the U.S. Senate, and so it is difficult to predict with any certainty whether these changes will have a positive or negative impact on our business, financial condition or results of operations as it relates to our existing portfolio. In light of this uncertainty, we cannot give any assurances that the combined impact of these changes will not have a negative impact on our business, financial condition or results of operations. Moreover, any reduction in the corporate tax rates would be expected to reduce the value of certain of the tax benefits currently available for renewable energy facilities. Assuming those benefits are not also changed, the reduction of corporate tax rates may, all other things being equal, reduce the amount of new renewable energy generation that is constructed, which may increase competition to acquire the facilities that are completed.

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

Our ability to use existing NOL carryforwards and NOLs generated in the future could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership over a rolling three-year period. If a corporation experiences an ownership change, its ability to use its pre-change NOL carryforwards and other pre-change deferred tax attributes to offset its post-change income and taxes may be limited. Future sales of our Class B common stock by SunEdison, as well as future issuances by us or trades of stock amount our other 5% stockholders, could contribute to a potential ownership change. During 2015, we believe that an ownership change occurred at a point when the trading price of our stock was at a level that would not impact the ability to use our tax attributes. During 2016, we believe a second ownership change occurred when the stock price had lowered. Our initial analysis suggests that the limitation under the Section 382 rules, including the associated built-in gain rules, would not limit our ability to utilize our tax attributes at the time of the change. Should another ownership change occur in the future, it is possible that we may be in a position such that the ability to utilize tax attributes could be limited due to the incremental NOL generated in 2016. Additional ownership changes may occur as a result of shareholder activity and/or in connection with the closing of the Merger.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our current portfolio consists of distributed generation solar facilities and utility-scale power plants that are located in the United States (including Puerto Rico), Canada, Chile and the United Kingdom with a combined nameplate capacity of 2,606.7 MW as of June 30, 2017. We typically finance our assets through project specific debt secured by the renewable energy facility's assets (mainly the renewable energy facility) or equity interests in such renewable energy facilities with no recourse to Terra LLC or Terra Operating LLC. See the table of our properties in Item 1. Business - Our Portfolio.

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

Item 3. Legal Proceedings.

See Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

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

As of June 30, 2017, there were 25 holders of record of the Company’s Class A common stock and two holders of record of the Company’s Class B common stock and the closing sale price per share of our Class A common stock on the NASDAQ Global Select Market was $12.00.

The table below sets forth, for the periods indicated, the high and low sale prices per share of our Class A common stock on the NASDAQ Global Select Market for the periods indicated below:

	High	Low
July 18, 2014 to September 30, 2014	$33.65	$28.53
Quarter ended December 31, 2014	33.64	22.83
Quarter ended March 31, 2015	36.51	29.01
Quarter ended June 30, 2015	42.15	36.34
Quarter ended September 30, 2015	39.61	14.16
Quarter ended December 31, 2015	20.01	6.90
Quarter ended March 31, 2016	12.61	7.64
Quarter ended June 30, 2016	11.00	7.44
Quarter ended September 30, 2016	14.59	10.94
Quarter ended December 31, 2016	14.38	11.40

Dividends

On October 27, 2014, the Company declared a quarterly dividend of $0.1717 per share on the Company's Class A common stock, which was paid on December 15, 2014 to holders of record on December 1, 2014. This amount represented a quarterly dividend of $0.2257 per share, or $0.9028 per share on an annualized basis, prorated to adjust for a partial quarter as the Company consummated its IPO on July 23, 2014.

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

TerraForm Power has not declared or paid a dividend since the quarterly dividend for the third quarter of 2015. As a result of the SunEdison Bankruptcy, the limitations on the Company's ability to access the capital markets for its corporate debt and equity securities and other risks that the Company faced as detailed in this report, the Company's management believed it was prudent to defer any decisions on paying dividends to its shareholders.

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

The performance graph below compares the Company's cumulative total stockholder return on the Company's Class A common stock from July 18, 2014 through December 31, 2016, with the cumulative total return of the Standard & Poor's 500 Composite Price Index, or the "S&P 500," the NASDAQ Composite Index, as well as our peer group consisting of Atlantica Yield PLC; NextEra Energy Partners, LP; NRG Yield, Inc.; Pattern Energy Group Inc; and 8point3 Energy Partners LP.

The performance graph below compares each period assuming that $100 was invested on the initial public offering date in each of the Class A common stock of the Company, the stocks in the S&P 500, the NASDAQ Composite Index, our peer group, and that all dividends were reinvested.

Comparison of Cumulative Total Return

Total Return Performance

130
120
110
100
90
80
70
60
50
40
30
20
10
0
Index Value
7/18/2014
9/30/2014
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
Period Ending
TerraForm Power, Inc.
S&P 500
NASDAQ Composite Index
Peer Group

Stock	July 18, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
TerraForm Power, Inc.	$100.00	$87.22	$93.85	$111.78	$117.28	$44.94	$40.86	$28.10	$35.41	$45.19	$41.62
S&P 500	100.00	99.70	104.08	104.54	104.30	97.06	103.32	104.12	106.10	109.61	113.17
NASDAQ Composite Index	100.00	101.38	106.85	110.57	112.50	104.23	112.96	109.85	109.23	119.81	121.42
Peer Group	100.00	93.75	84.09	98.49	81.29	46.36	58.98	55.25	61.63	62.59	59.15

Item 6. Selected Financial Data.

The Company's historical selected financial data is presented in the following table. For all periods prior to the IPO, the amounts shown in the table below represent the combination of TerraForm Power and Terra LLC, the accounting predecessor, and were prepared using SunEdison's historical basis in assets and liabilities. For all periods subsequent to the IPO, the amounts shown in the table below represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15. Exhibits, Financial Statements and Schedules.

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

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Operating revenues, net	$654,556	$469,506	$127,156	$18,716	$16,992
Operating costs and expenses:
Cost of operations	113,302	70,468	10,630	1,112	917
Cost of operations - affiliate	26,683	19,915	8,063	1,068	834
General and administrative expenses	89,995	55,811	20,984	289	177
General and administrative expenses - affiliate	14,666	55,330	19,144	5,158	4,425
Acquisition and related costs	2,743	49,932	10,177	—	—
Acquisition and related costs - affiliate	—	5,846	5,049	—	—
Loss on prepaid warranty - affiliate	—	45,380	—	—	—
Goodwill impairment	55,874	—	—	—	—
Impairment of renewable energy facilities	18,951	—	—	—	—
Depreciation, accretion and amortization expense	243,365	161,310	41,280	5,731	5,034
Formation and offering related fees and expenses	—	—	3,570	—	—
Formation and offering related fees and expenses - affiliate	—	—	1,870	—	—
Total operating costs and expenses	565,579	463,992	120,767	13,358	11,387
Operating income	88,977	5,514	6,389	5,358	5,605
Other expenses (income):
Interest expense, net	310,336	167,805	86,191	8,129	7,665
Loss (gain) on extinguishment of debt, net	1,079	16,156	(7,635)	—	—
Loss (gain) on foreign currency exchange, net	13,021	19,488	14,007	(771)	—
Loss on investments and receivables - affiliate	3,336	16,079	—	—	—
Other expenses, net	2,218	7,362	438	—	—
Total other expenses, net	329,990	226,890	93,001	7,358	7,665
Loss before income tax expense (benefit)	(241,013)	(221,376)	(86,612)	(2,000)	(2,060)
Income tax expense (benefit)	494	(13,241)	(4,689)	(88)	(1,270)
Net loss	$(241,507)	$(208,135)	$(81,923)	$(1,912)	$(790)
Net loss attributable to Class A common stockholders	$(129,847)	$(79,886)	$(25,617)	N/A	N/A
Basic and diluted loss per Class A common share	(1.47)	(1.25)	(0.87)	N/A	N/A
Dividends declared per Class A common share	—	1.01	0.44	N/A	N/A

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$191,809	$124,260	$84,227	$(7,852)	$2,890
Investing activities	(63,705)	(3,202,323)	(1,799,636)	(269,238)	(410)
Financing activities	(187,194)	3,238,505	2,183,091	278,131	(2,477)

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data (at period end):
Cash and cash equivalents	$565,333	$626,595	$468,554	$1,044	$3
Restricted cash	117,504	159,904	81,000	69,722	8,828
Renewable energy facilities, net	4,993,251	5,834,234	2,648,212	433,019	111,697
Long-term debt and financing lease obligations	3,950,914	4,562,649	1,699,765	441,650	75,498
Capital lease obligations	—	—	—	29,171	30,974
Total assets	7,705,865	8,217,409	3,680,423	593,327	158,955
Total liabilities	4,807,499	5,101,429	2,140,164	577,875	128,926
Redeemable non-controlling interests	180,367	175,711	24,338	—	—
Total stockholders' equity	2,717,999	2,940,269	1,515,921	15,452	30,029

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

Overview

Our primary business strategy is to own and operate a portfolio of renewable energy assets and to pay cash dividends to our stockholders. We intend to grow our portfolio over time through acquisitions in order to increase the cash dividends we pay to our stockholders.

We have acquired a portfolio of long-term contracted clean power generation assets from SunEdison and unaffiliated third parties that have proven technologies, creditworthy counterparties, low operating risks and stable cash flows. We have focused on the solar and wind energy segments because we believe they are currently the fastest growing segments of the clean energy industry. Solar and wind assets are also attractive because there is no associated fuel cost risk, the technologies have become highly reliable and assets generally have an estimated expected life of 20 to 30 years.

On April 21, 2016, SunEdison Inc. and certain of its domestic and international subsidiaries voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In anticipation of and in response to SunEdison’s financial and operating difficulties, which culminated in the SunEdison Bankruptcy, at the direction of our Board, we have undertaken, and continue to undertake, a number of strategic initiatives to mitigate the adverse impacts of the SunEdison Bankruptcy on the Company. These initiatives focused on governance, operations and business performance initiatives deemed especially critical because SunEdison provided all personnel and services to the Company (other than those operational services provided by third parties). These initiatives include, among other things, developing continuity plans, establishing stand-alone information technology, accounting and other systems and infrastructure, directly hiring employees and self-performing or retaining backup or replacement service providers for the operation and maintenance and asset management of our wind and solar facilities.

As part of this overall strategic review process, we also initiated a process for the exploration and evaluation of potential strategic alternatives for the Company, including potential transactions to secure a new sponsor or sell the Company.

As more fully described in Item 1. Business - Recent Developments, on March 6, 2017, this process resulted in our entry into the Merger Agreement and the Sponsorship Transaction with Brookfield and certain of its affiliates and our entry into the Settlement Agreement and the Voting and Support Agreement with SunEdison and the SunEdison Debtors.

We continue to focus on these strategic initiatives and other near-term plans and priorities in order to better position the Company to return to its focus on growing its solar and wind portfolio and to pay and increase the cash dividends it pays to its shareholders. These initiatives, plans and priorities include:

•	focusing on the performance and efficiency of our existing portfolio of renewable energy facilities;

•
focusing on satisfying conditions to the effectiveness of the Merger Agreement and the Settlement Agreement to effectuate the transactions contemplated by the Merger Agreement and the Sponsorship Transaction;

•
mitigating, to the extent possible, the adverse impacts resulting from the SunEdison Bankruptcy, including ensuring the continuity of operation, maintenance and asset management of our renewable energy facilities by self-performing those activities or engaging third party providers;

•
creating a separate stand-alone corporate organization, including, among other things, directly hiring employees and establishing our own accounting, information technology, human resources and other systems and infrastructure;

•
working with project-level lenders and financing parties to cure, or obtain waivers or forbearance of, defaults that have arisen under most of our project-level debt financings as a result of the SunEdison Bankruptcy and delays in delivering corporate and project-level audited financial statements, among other things; and

•
seeking to optimize our portfolio and capital structure by reducing corporate-level indebtedness, financing or refinancing certain renewable energy facilities at the project level, exiting certain markets or selling certain assets if we believe the opportunity would improve stockholder value.

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

Factors that Significantly Affect our Results of Operations and Business

We expect the following factors will affect our results of operations:

Our relationship with SunEdison and the SunEdison Bankruptcy

Throughout 2016, we have been working to transition away from our historical reliance on SunEdison for operational, systems and staffing support, among other things, as part of a strategic initiative to mitigate the adverse effects of the SunEdison Bankruptcy. While we have made significant progress in this area, we continue to rely on SunEdison for certain remaining services including systems and information technology infrastructure and the operation, maintenance and asset management of most of our power plants.

The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company no longer relies on SunEdison for funding or liquidity and believes that it will have sufficient liquidity to support its ongoing operations. We believe that the equity interests of the Company in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy.

In anticipation of and in response to SunEdison’s financial and operating difficulties, which culminated in the SunEdison Bankruptcy, at the direction of our Board, we have undertaken, and continue to undertake, a number of strategic initiatives to mitigate the adverse impacts of the SunEdison Bankruptcy on the Company. These initiatives focused on governance, operations and business performance initiatives deemed especially critical because SunEdison provided all personnel and services to the Company (other than those operational services provided by third parties). These initiatives include, among other things, developing continuity plans, establishing stand-alone information technology, accounting and other systems and infrastructure, directly hiring employees and retaining backup or replacement O&M and asset management services for our wind and solar facilities from other providers.

During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with us, including under the sponsorship arrangement consisting of various corporate-level agreements put in place at the time of the Company’s IPO and certain O&M and asset management arrangements. As part of our strategic initiatives we have worked to mitigate these adverse impacts and expect to be able to continue to operate our business as a separate stand-alone organization.

While this work is ongoing, we have made significant progress as part of these strategic initiatives to, among other things, establish stand-alone information technology, accounting and other systems and infrastructure, directly hiring our employees and retaining backup O&M and asset management services for our wind and solar facilities that we may elect to make our prime providers or making plans to self-perform these services. Our business will be negatively impacted to the extent we are unsuccessful in implementing the remaining parts of these plans or the resulting ongoing long-term costs are higher than the costs we were expecting to incur with SunEdison as our sponsor.

As part of our strategic review process, we also initiated a process for the exploration and evaluation of potential strategic alternatives, which culminated in our entry into the Merger Agreement and the Sponsorship Transaction with Brookfield and its affiliates and the Settlement Agreement and the Voting and Support Agreement with SunEdison. These transactions are subject to conditions, some of which are out of our control. We continue to remain focused on these strategic initiatives and other near term priorities. However, until we have resolved our relationship with SunEdison and consummated the Merger, we continue to experience increased uncertainty, which has heightened some of the risks naturally inherent in our business, including the conditions in the capital markets for our corporate-level debt and equity securities. Other aspects of the markets relevant to our business have remained relatively stable, including the expected performance of our renewable energy facilities, long-term offtake agreements, and the credit quality of our offtakers.

Offtake contracts

Our revenue is primarily a function of the volume of electricity generated and sold by our renewable energy facilities as well as, to a lesser extent, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. Our current portfolio of renewable energy facilities are generally contracted under long-term PPAs with creditworthy counterparties. As of December 31, 2016, the weighted average remaining life of our PPAs was 15 years. Pricing of the electricity sold under these PPAs is generally fixed for the duration of the contract, although certain of our PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

The Company also generates RECs as it produces electricity. RECs are accounted for as governmental incentives and are not considered output of the underlying renewable energy facilities. These RECs are currently sold pursuant to agreements with third parties, SunEdison and a certain debt holder, and REC revenue is recognized as the underlying electricity is generated if the sale has been contracted with the customer. Under the terms of certain debt agreements with a creditor, SRECs are transferred directly to the creditor to reduce principal and interest payments due under solar program loans. Additionally, we have contractual agreements with SunEdison for the sale of 100% of the SRECs generated by certain systems included in our initial portfolio.

To date, we have not identified any significant power purchase agreement that includes a provision that would currently permit the offtake counterparty to terminate the agreement due to the event of the SunEdison Bankruptcy. However, to date we have identified one PPA that contains an event of default that can be triggered if the related project-level credit agreement is accelerated. This project-level credit agreement is currently in default because of our failure to deliver project-level audited financial statements for 2016 but is still within the contractual grace period for failure to deliver which extends to the end of July 2017. This project is expected to provide approximately $8.0 million of project-level cash available for distribution for 2017. We are working to obtain waivers or forbearance agreements from the project-level lenders with respect to this project that would avoid triggering this default under the PPA. Given the importance of maintaining PPAs, we believe our lenders for this project will likely be incentivized to take steps to avoid defaults under the PPA if we fail to cure the default, but we cannot assure that result.

Project operations and generation availability

The Company's revenue is a function of the volume of electricity generated and sold by our renewable energy facilities. Generation availability refers to the actual amount of time a power generation asset produces electricity divided by the amount of time such asset is expected to produce electricity, which reflects anticipated maintenance and interconnection interruptions. Our ability to generate electricity in an efficient and cost-effective manner is impacted by our ability to maintain and utilize the electrical generation capacity of our renewable energy facilities. The volume of electricity generated and sold by our renewable energy facilities during a particular period is also impacted by the number of facilities that have achieved commercial operations, as well as both scheduled and unexpected repair and maintenance required to keep our facilities operational. Equipment performance represents the primary factor affecting our operating results because equipment downtime impacts the volume of the electricity that we are able to generate from our renewable energy facilities. We are currently transitioning away from our historic reliance on SunEdison as the primary asset manager and operations and maintenance servicer for our wind and solar plants. Over the course of 2016, we ran a broad based process to identify and evaluate the capabilities of third party providers. To date, we have engaged third party providers for a portion of our wind and solar assets and expect to self-perform many of these services or to outsource those services to a qualified third party provider for the remaining wind and solar assets. We have also sought to retain key personnel and ensured timely payments to vendors and subcontractors. The volume of electricity generated and sold by our facilities will also be negatively impacted if any facilities experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions, or other events beyond our control. The Company tracks generation availability as a measure of the operational efficiency of our business. For some of our plants, particularly our wind plants located in Texas, we sell a portion of the power output of the plant on a merchant basis into the wholesale power markets. Any uncontracted energy sales are dependent on the current or day ahead prices in the power markets. Certain of the wholesale markets have experienced volatility and negative pricing.

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

Cash distribution restrictions

In certain cases, we obtain project-level or other limited or non-recourse financing for our renewable energy facilities which may limit our ability to distribute funds to the Company. These limitations typically require that the project-level cash is used to meet debt obligations and fund operating reserves of the project company. These financing arrangements also generally limit our ability to distribute funds to the Company if defaults have occurred or would occur with the giving of notice or the lapse of time, or both. As discussed above, as a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, the Company has experienced defaults under most of its non-recourse project-debt financing agreements. During the course of 2016 and to date in 2017, the Company obtained waivers or temporary forbearances with respect to most of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to an affiliate of the Company; however, certain of these defaults persist. Moreover, the Company has experienced, or expects to experience, additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to complete the Company or project-level audits on the time periods prescribed by those agreements. The Company is working to complete these audits and is seeking to cure or obtain waivers of such defaults. To date, none of the non-recourse project financings has been accelerated and no project-level lender has notified the Company of such lenders’ election to enforce remedies with respect to project security interests, although no assurances can be given that the Company will obtain waivers and/or permanent forbearance of existing or future defaults or that none of those financings will be accelerated. While a project-level loan is in default, or during a forbearance period if required by the applicable lenders, we do not expect to be able to make distributions from our projects to the Company, reducing the cash available to fund our corporate-level operating expenses and debt service on our Revolver, Senior Notes due 2023 and Senior Notes Due 2025. Failure to receive these distributions for a meaningful period of time will have a material adverse effect on our business, financial condition and results of operations, including our ability to pay our corporate-level debt service obligations, as well as to pay dividends to the holders of our Class A common stock, and our ability to comply with corporate-level debt covenants.

Renewable energy facility acquisitions

Our long-term growth strategy is dependent on our ability to acquire additional clean power generation assets. The SunEdison Bankruptcy, the current market conditions for our debt and equity securities, and other risks that we face have limited our ability to finance and acquire renewable energy facilities at attractive returns. As a result we have adjusted our plans and priorities in light of these developments. Over the course of 2016, we focused on acquiring, terminating or resolving our commitments to acquire renewable energy facilities from SunEdison in order to align our future commitments with current market conditions, and as a result, all outstanding commitments that existed as of December 31, 2015 expired or were extinguished through termination or project acquisitions.

While we remain focused on executing near term strategic initiatives and objectives, including satisfying the conditions to the closing of the Merger and to the effectiveness of the Settlement Agreement, we will continue to monitor market developments and consider further adjustments to our plans and priorities if required, including, at the appropriate time, resuming our focus of acquiring long-term contracted clean power generation assets with proven technologies, low operating risks and stable cash flows in geographically diverse locations with growing demand and stable legal and political systems.

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

As a result of the SunEdison Bankruptcy, we do not expect that we will be able to acquire from SunEdison any of the Call Right Projects and add such projects to our operating fleet. If the Merger is consummated, we would enter into the Relationship Agreement, under which Brookfield would provide, subject to certain terms and conditions, us with a right of first offer on certain operating wind and solar assets in North America and certain other Western European nations that are owned by Brookfield and its affiliates (the “ROFO Pipeline”). Our future growth will be dependent on our ability to acquire renewable energy assets from third parties and, to the extent the Merger is consummated, our ability to make offers for assets in the ROFO Pipeline of Brookfield and its affiliates to the extent the applicable affiliate of Brookfield elects to sell such assets and we are able to make a successful offer under the terms of the Relationship Agreement.

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

Foreign exchange

Our operating results are reported in United States dollars. Currently, a majority of our revenues and expenses are generated in U.S. Dollars. Historically, we have also had significant revenue and expenses generated in other currencies, including the British Pound and the Canadian dollar. This mix of currencies may fluctuate in the future, including, as a result of the closing of our sale of the U.K. Portfolio on May 11, 2017. In addition, our investments (including intercompany loans) on renewable energy facilities in foreign countries are exposed to foreign currency fluctuations. As a result, we expect our revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where our renewable energy facilities are located. To the extent we do not hedge these exposures, fluctuations in foreign exchange rates could negatively impact our profitability and financial position.

Key Metrics

Operating Metrics

Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure nameplate capacity for solar generation facilities in MW (DC) and for wind power plants in MW (AC). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate nameplate capacity of 2,983.1 MW as of December 31, 2016.

Gigawatt hours sold

Gigawatt hours sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track gigawatt hours sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities for the years ended December 31, 2016, 2015 and 2014 were 2,224.7 GWh, 1,972.8 GWh, and 722.4 GWh, respectively. Our GWh sold for wind power plants for the years ended December 31, 2016 and 2015 were 5,499.0 GWh and 1,488.8 GWh, respectively.

Consolidated Results of Operations

For periods prior to the IPO on July 23, 2014, our consolidated results of operations represent the combination of TerraForm Power and Terra LLC, our accounting predecessor (the "Predecessor"). For all periods subsequent to the IPO, the amounts shown in the table below represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest. The results of the Company include the operating results of Terra LLC for the years ended December 31, 2016, 2015 and 2014 and $3.4 million, $12.1 million and $5.8 million of stock-based compensation expense, respectively, which is reflected in the operating results of TerraForm Power, Inc. The following table illustrates the results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating revenues, net	$654,556	$469,506	$127,156
Operating costs and expenses:
Cost of operations	113,302	70,468	10,630
Cost of operations - affiliate	26,683	19,915	8,063
General and administrative expenses	89,995	55,811	20,984
General and administrative expenses - affiliate	14,666	55,330	19,144
Acquisition and related costs	2,743	49,932	10,177
Acquisition and related costs - affiliate	—	5,846	5,049
Loss on prepaid warranty - affiliate	—	45,380	—
Goodwill impairment	55,874	—	—
Impairment of renewable energy facilities	18,951	—	—
Depreciation, accretion and amortization expense	243,365	161,310	41,280
Formation and offering related fees and expenses	—	—	3,570
Formation and offering related fees and expenses - affiliate	—	—	1,870
Total operating costs and expenses	565,579	463,992	120,767
Operating income	88,977	5,514	6,389
Other expenses (income):
Interest expense, net	310,336	167,805	86,191
Loss (gain) on extinguishment of debt, net	1,079	16,156	(7,635)
Loss on foreign currency exchange, net	13,021	19,488	14,007
Loss on investments and receivables - affiliate	3,336	16,079	—
Other expenses, net	2,218	7,362	438
Total other expenses, net	329,990	226,890	93,001
Loss before income tax expense (benefit)	(241,013)	(221,376)	(86,612)
Income tax expense (benefit)	494	(13,241)	(4,689)
Net loss	(241,507)	(208,135)	(81,923)
Less: Pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	—	1,610	(1,498)
Less: Predecessor loss prior to the IPO on July 23, 2014	—	—	(10,357)
Net loss subsequent to IPO and excluding pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	(241,507)	(209,745)	(70,068)
Less: Net income attributable to redeemable non-controlling interests	18,365	8,512	—
Less: Net loss attributable to non-controlling interests	(130,025)	(138,371)	(44,451)
Net loss attributable to Class A common stockholders	$(129,847)	$(79,886)	$(25,617)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating revenues, net for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
(In thousands, other than MW data)	2016	2015	Change
Energy:
Solar	$258,114	$227,843	$30,271
Wind	248,617	105,361	143,256
Incentives including affiliates:
Solar	119,374	118,190	1,184
Wind	28,451	18,112	10,339
Total operating revenues, net	$654,556	$469,506	$185,050

GWh sold:
Solar	2,224.7	1,972.8
Wind	5,499.0	1,488.8
Total GWh sold	7,723.7	3,461.6

Net nameplate capacity:
Solar	1,451.6	1,399.3
Wind	1,531.5	1,531.5
Total net nameplate capacity (MW)¹	2,983.1	2,930.8
________
(1) Excludes 36.1 MW of projects which were under construction as of December 31, 2015.

Energy revenues increased by $173.5 million during the year ended December 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Acquisitions of renewable energy facilities from SunEdison in 2015 and Q1 2016	$24,429	$18,941	$43,370
Acquisition of Northern Lights in June 2015	5,513	—	5,513
Various other third party acquisitions in 2015	3,338	—	3,338
Timing of revenue under the MA Operating Massachusetts Virtual Net Metering PPAs	2,478	—	2,478
Lower revenue in U.K. due to weakening of the GBP partially offset by growth	(1,929)	—	(1,929)
Acquisition of Invenergy Wind in December 2015	—	157,669	157,669
Acquisition of First Wind in January 2015	—	8,885	8,885
Amortization of revenue contracts	(3,036)	(31,879)	(34,915)
Unrealized loss on derivatives	—	(10,360)	(10,360)
Other	(522)	—	(522)
	$30,271	$143,256	$173,527

Incentive revenue increased by $11.5 million during the year ended December 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Acquisitions of renewable energy facilities from SunEdison in 2015 and Q1 2016	$6,311	$—	$6,311
Primarily timing of contracting SRECs as well as pricing, volume and other differences	(10,920)	6,777	(4,143)
Lower revenue in U.K. due to weakening of the GBP partially offset by growth	(2,088)	—	(2,088)
Acquisition of Invenergy Wind in December 2015	—	2,516	2,516
Acquisition of First Wind in January 2015	648	1,186	1,834
Various other third party acquisitions in 2015	3,003	—	3,003
ITC amortization	5,427	—	5,427
Other	(1,197)	(140)	(1,337)
	$1,184	$10,339	$11,523

Costs of Operations

Costs of operations for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	Change
Cost of operations:
Solar	$27,934	$30,007	$(2,073)
Wind	85,368	40,461	44,907
Cost of operations - affiliate:
Solar	22,851	17,943	4,908
Wind	3,832	1,972	1,860
Total cost of operations	$139,985	$90,383	$49,602

Cost of operations increased $42.8 million during the year ended December 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$4,075	$44,907	$48,982
Existing renewable energy facility cost of operations	(6,148)	—	(6,148)
	$(2,073)	$44,907	$42,834

Cost of operations - affiliate increased $6.8 million during the year ended December 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$3,491	$1,860	$5,351
Existing renewable energy facility cost of operations - affiliate	1,417	—	1,417
	$4,908	$1,860	$6,768

General and Administrative

General and administrative expenses for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	Change
General and administrative:
Project-level	$17,740	$19,583	$(1,843)
Corporate	72,255	36,228	36,027
General and administrative - affiliate:
Corporate	14,666	55,330	(40,664)
Total general and administrative	$104,661	$111,141	$(6,480)

General and administrative expense increased by $34.2 million compared to the year ended December 31, 2016, and general and administrative - affiliate expense decreased by $40.7 million compared to the year ended December 31, 2015 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Higher corporate costs due to professional fees for legal and accounting services as a result of the SunEdison Bankruptcy	$22,770	$—
Banker and advisory marketing services for the Merger	8,402	—
Higher corporate costs for employee retention and annual incentive awards	3,012	—
Decrease in the management and administrative services provided by SunEdison subsequent to the Bankruptcy	—	(40,664)
Total change	$34,184	$(40,664)

Pursuant to the management services agreement ("MSA"), SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources and procurement to the Company. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology and communications, but stopped providing (or reimbursing the Company for) other services pursuant to the MSA. The MSA will be rejected as part of the Settlement Agreement entered into with SunEdison, and the Company will be deemed to have no liability, damages or claims arising out of the rejection of the MSA.

Pursuant to the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan and individual employee incentive grant agreements, if the Company's strategic initiatives result in a change in control, or if the SunEdison Bankruptcy results in a liquidation event for SunEdison, all outstanding equity awards will vest, which would result in a significant charge for stock-based compensation expense in such period. As of December 31, 2016, the Company had $15.2 million of unrecognized compensation expense related to outstanding equity awards.

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $2.7 million during the year ended December 31, 2016, compared to $55.8 million during the same period in 2015. The decrease compared to 2015 is primarily due to the acquisition of wind power plants from First Wind Holdings, LLC, which was completed in the first quarter of 2015, the acquisition of Invenergy Wind power plants, which was completed in the fourth quarter of 2015, and the failed acquisition of the Vivint Operating Assets. These fees primarily consist of investment banker advisory fees and professional fees for legal and accounting services related to our acquisitions.

Goodwill impairment

The Company performed its annual impairment test of the carrying value of its goodwill as of December 1, 2016 and concluded that the goodwill balance of $55.9 million was fully impaired. The impairment was driven by a combination of factors, including lack of near-term growth in the operating segment. The impairment test determined there was no implied value of goodwill, which resulted in an impairment charge of $55.9 million, which was recognized in goodwill impairment within the consolidated statement of operations for the year ended December 31, 2016. There was no goodwill impairment recognized during the year ended December 31, 2015.

Impairment of Renewable Energy Facilities

During 2016, the Company began exploring a sale of substantially all of its portfolio of residential rooftop solar assets located in the United States through a strategic sales process, and these assets were determined to meet the criteria to be classified as held for sale during the fourth quarter of 2016. The Company's analysis indicated that the carrying value of the assets exceeded the fair value less costs to sell, and thus an impairment charge of $15.7 million was recognized within impairment of renewable energy facilities in the consolidated statement of operations for the year ended December 31, 2016. The Company also recorded a $3.3 million charge within impairment of renewable energy facilities for the year ended December 31, 2016 due to the decision to abandon certain residential construction in progress assets that were not completed by SunEdison as a result of the SunEdison Bankruptcy. There was no impairment of renewable energy facilities recognized during the year ended December 31, 2015.

Depreciation, Accretion and Amortization

Depreciation, accretion and amortization expense increased by $82.1 million during the year ended December 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increases in depreciation, accretion and amortization relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	$16,851	$83,343	$100,194
Decrease in depreciation, accretion and amortization related to the U.K. Portfolio assets held for sale classification as of the first quarter of 2016	(18,139)	—	(18,139)
	$(1,288)	$83,343	$82,055

Interest Expense, Net

Interest expense, net for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	Change
Corporate-level	$127,469	$89,463	$38,006
Project-level:
Solar	97,123	71,351	25,772
Wind	85,744	6,991	78,753
Total interest expense, net	$310,336	$167,805	$142,531

Interest expense, net increased by $142.5 million during the year ended December 31, 2016, compared to the same period in 2015, due to increased indebtedness resulting from the acquisition of wind power plants and increased corporate-level indebtedness under the Revolver and the issuance of the Senior Notes due 2025. In addition, during the second quarter, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. portfolio. This resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense. Subsequent to the discontinuation of hedge accounting, the Company recognized additional unrealized losses of $7.3 million pertaining to these interest rate swaps that are also reported in interest expense. During the year ended December 31, 2015, we reported an inconsequential amount of interest income related to interest rate swap derivatives not designated as hedges within interest expense, net in the consolidated statement of operations.

Loss on Extinguishment of Debt, net

We incurred a net loss on extinguishment of debt of $1.1 million for the year ended December 31, 2016, driven by a reduction in borrowing capacity for the Revolver and corresponding write-off of a portion of the unamortized deferred financing costs, due to the Company entering into the consent agreement and ninth amendment to the terms of the Revolver and a waiver agreement with the requisite lenders pertaining to third quarter reporting deliverables and compliance. The net loss on extinguishment of debt of $16.2 million for the year ended December 31, 2015, was primarily due to the termination of the Term Loan and related interest rate swap, the exchange of the previous revolver to the Revolver, prepayment of premium paid in conjunction with the payoff of First Wind indebtedness at the acquisition date and termination of financing lease obligations upon acquisition of the Duke Operating portfolio.

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $13.0 million for the year ended December 31, 2016, primarily due to a $14.4 million unrealized loss on the remeasurement of intercompany loans, which are primarily denominated in British pounds. These remeasurement losses were offset by $1.3 million of realized and unrealized net gains on foreign currency derivatives.

Loss on Investments and Receivables - Affiliate

We incurred a net loss on investments and receivables - affiliate of $3.3 million and $16.1 million during the years ended December 31, 2016 and 2015, respectively. We recognized $3.3 million and $4.8 million loss during 2016 and 2015, respectively, related to recording a bad debt reserve for outstanding receivables from debtors in the SunEdison Bankruptcy. The year ended December 31, 2015, also includes an $11.3 million loss on investment due to residential project cancellations driven by the SunEdison Bankruptcy.

Other expenses, net

Other expenses were $2.2 million for the year ended December 31, 2016. This was primarily due to $4.2 million loss on the investments offset by $2.0 million of other miscellaneous income. Other expenses were $7.4 million for the year ended December 31, 2015. This was primarily due to $4.2 million loss on investments and $3.2 million of other miscellaneous loss.

Income Tax Expense (Benefit)

Income tax expense from continuing operations was $0.5 million for the year ended December 31, 2016, compared to an income tax benefit of $13.2 million during the same period in 2015. For the year ended December 31, 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to loss allocated to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests, the impairment of goodwill at Capital Dynamics, and the effect of state taxes. The benefit in 2015 was primarily driven by the intraperiod allocation rules under ASC 740, as the Company recognized $14.6 million of offsetting income tax expense in other comprehensive loss. As of December 31, 2016, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests including redeemable non-controlling interests, was $111.7 million for the year ended December 31, 2016. This was primarily the result of a $65.7 million loss attributable to SunEdison's interest in Terra LLC's net income during the year ended December 31, 2016 and a $46.0 million loss attributable to project-level tax equity partnerships. Net loss attributable to non-controlling interests was $129.9 million for the year ended December 31, 2015. This was primarily the result of $51.5 million loss attributable to SunEdison's and R/C US Solar Investment Partnership, L.P's ("Riverstone") interest in Terra LLC's net income during the year ended December 31, 2015 and a $72.4 million loss attributable to project-level tax equity partnerships.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating Revenues, net

Operating revenues, net for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(In thousands, other than MW data)	2015	2014	Change
Energy:
Solar	$227,843	$92,436	$135,407
Wind	105,361	—	105,361
Incentives including affiliates:
Solar	118,190	34,720	83,470
Wind	18,112	—	18,112
Total operating revenues, net	$469,506	$127,156	$342,350

GWh sold:
Solar	1,972.8	722.4
Wind	1,488.8	—
Total GWh sold	3,461.6	722.4

Net nameplate capacity (MW):
Solar	1,399.3	928.1
Wind	1,531.5	—
Total net nameplate capacity (MW)¹	2,930.8	928.1
________
(1) Excludes 36.1 MW of projects which were under construction as of December 31, 2015.

Energy revenues increased by $240.8 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from renewable energy facilities achieving commercial operations	$40,344	$—	$40,344
Increase in energy revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	91,954	105,392	197,346
Amortization of revenue contracts	(1,083)	(31)	(1,114)
Increase in existing renewable energy facility energy revenue	4,192	—	4,192
	$135,407	$105,361	$240,768

Incentive revenue increased by $101.6 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in incentive revenues from renewable energy facilities achieving commercial operations	$17,578	$—	$17,578
Increase in incentive revenues from acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	67,048	18,112	85,160
Decrease in existing renewable energy facility incentive revenue	(1,156)	—	(1,156)
	$83,470	$18,112	$101,582

Costs of Operations

Costs of operations for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	Change
Cost of operations:
Solar	$30,007	$10,630	$19,377
Wind	40,461	—	40,461
Cost of operations - affiliate:
Solar	17,943	8,063	9,880
Wind	1,972	—	1,972
Total cost of operations	$90,383	$18,693	$71,690

Cost of operations increased $59.8 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to facilities achieving commercial operations	$2,602	$—	$2,602
Increase in cost of operations relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	16,420	40,461	56,881
Existing renewable energy facility cost of operations	355	—	355
	$19,377	$40,461	$59,838

Cost of operations - affiliate increased $11.9 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to facilities achieving commercial operations	$3,249	$—	$3,249
Increase in cost of operations - affiliate relating to acquisitions of renewable energy facilities from SunEdison and unaffiliated third parties	6,156	1,972	8,128
Existing renewable energy facility cost of operations - affiliate	475	—	475
	$9,880	$1,972	$11,852

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	Change
General and administrative:
Project-level	$19,583	$14,566	$5,017
Corporate	36,228	6,418	29,810
General and administrative - affiliate:
Corporate	55,330	19,144	36,186
Total general and administrative	$111,141	$40,128	$71,013

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

Acquisition and Related Costs

Acquisition and related costs, including amounts related to affiliates, were $55.8 million during the year ended December 31, 2015, compared to $15.2 million during the same period in 2014. These fees primarily consist of investment banking advisory fees and professional fees for legal and accounting services related to our consummated and pending acquisitions, including $5.8 million of shared costs allocated to us by SunEdison, which primarily related to the terminated Vivint acquisition. The increase relative to prior year was primarily due to the acquisitions of First Wind and Invenergy Wind and the terminated Vivint acquisition.

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
Project-level:
Solar	71,351	56,019	15,332
Wind	6,991	—	6,991
Total interest expense, net	$167,805	$86,191	$81,614

Interest expense, net, increased by $81.6 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to increased indebtedness related to the issuance of Senior Notes due 2023 and the Senior Notes due 2025. In addition, the year ended December 31, 2015 includes $15.4 million of amortization expense of bridge commitment fees related to financing out acquisitions of First Wind and Invenergy Wind. During the year ended December 31, 2015, we received an equity contribution of $10.6 million from SunEdison in connection with SunEdison's payment obligations under the Interest Payment Agreement and Amended Interest Payment Agreement. During the period from July 24, 2014 to December 31, 2014, the Company received an equity contribution of $5.4 million pursuant to the Interest Payment Agreement.

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

Income Tax Provision

Income tax benefit was $13.2 million for the year ended December 31, 2015, compared to an income tax benefit of $4.7 million  during the same period in 2014. The increased benefit in 2015 is primarily driven by the intraperiod allocation rules under ASC 740, as the Company recognized $14.6 million of offsetting income tax expense in other comprehensive loss. For the year ended December 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to us and due to lower statutory income tax rates in our foreign jurisdictions and due to the intraperiod allocation rule discussed above. For the year ended December 31, 2014, the tax benefits for losses realized prior to the IPO were recognized primarily because of existing deferred tax liabilities. As of December 31, 2015, most jurisdictions were in a net deferred tax asset position. A valuation allowance was recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, service our debt and to fund future cash dividends to our investors. We will also use capital in the future to finance expansion capital expenditures and acquisitions. Our operations are financed by internally generated cash flows as well as corporate and/or project-level borrowings to satisfy operating and capital expenditure requirements. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated electricity sales, increased expenses, inability to distribute funds from our projects as a result of defaults under project-level financing arrangements, actions of SunEdison and other third parties, acquisitions, the consequences of the SunEdison Bankruptcy or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions that may negatively impact our business, operations and financial condition. Equity financing, if any, could result in the dilution of our existing stockholders and make it more difficult for us to pay or increase dividends.

Liquidity Position

Total corporate liquidity, or liquidity available for corporate use, as of December 31, 2016 and 2015 was $511.9 million and $548.0 million, respectively. Corporate liquidity excludes $57.6 million and $81.1 million, respectively, of unrestricted cash held at our project subsidiaries, which was available for project expenses but not available for corporate use.

Total liquidity as of December 31, 2016 and 2015 was $569.5 million and $629.2 million, respectively, and was comprised of the following:

	As of December 31,
(In thousands)	2016	2015
Unrestricted corporate cash	$478,357	$521,075
Project-level distributable cash	29,383	24,403
Revolver availability	4,133	2,569
Total corporate liquidity	511,873	548,047
Other project-level unrestricted cash	57,593	81,117
Total liquidity	$569,466	$629,164

On November 25, 2016, Terra Operating LLC entered into a waiver agreement with the requisite lenders under the Revolver. In connection with this waiver, Terra Operating LLC made a prepayment of the revolving loans outstanding under the Revolver in an aggregate amount equal to $30.0 million and permanently reduced the revolving commitments and borrowing capacity under the Revolver and our liquidity by that amount. In connection with the consent agreement to the terms of the Revolver, Terra Operating LLC repaid $70.0 million of revolving loans outstanding under the Revolver on December 1, 2016 from proceeds received in connection with the Canadian project-level financing. As a result of these two commitment reductions, the total borrowing capacity under our Revolver was reduced to $625.0 million as of December 1, 2016. Subsequent to year end, in conjunction with the upsizing of our Canadian project-level financing and upon entering into the eleventh amendment to the Revolver (as discussed in "Recent Developments"), we further agreed to repay $5.0 million and $50.0 million, respectively, of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity to $570.0 million.

During 2016, we experienced defaults under most of our non-recourse financing agreements as a result of the SunEdison Bankruptcy and delays in the delivery of audited financial statements for certain project-level subsidiaries, which caused $67.1 million of cash held at project subsidiaries to be trapped from future distribution as of December 31, 2016. During the course of 2016 and to date in 2017, the Company obtained waivers or temporary forbearances with respect to most of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate. As a result, substantially all of this trapped cash was made available for potential distribution subsequent to December 31, 2016. However, the Company has experienced, or expects to experience, additional defaults under most of the same non-recourse financing agreements in 2017 as a result of the failure to timely complete Company or project-level audits. The Company is working to complete these audits and seeking to cure or obtain waivers of such defaults. If the remaining, or the expected future, defaults are not cured or waived, this will further restrict the ability of the relevant project-level subsidiaries to make distributions to us, which may affect our ability to meet certain covenants related to our Revolver and have a material adverse effect on our liquidity position.

In June of 2017, we agreed to make a $100.0 million prepayment in connection with obtaining a waiver for one of our non-recourse portfolio financing arrangements ("the Midco Portfolio Term Loan"), which is secured by indirect interests in approximately 1,104.3 MW of our renewable energy facilities, consisting of our wind power plants acquired from Invenergy Wind Global LLC and certain other assets. The waiver was obtained to (i) extend the 2016 audited project financial statement deadline under the loan agreement and (ii) waive the change of control default that would arise under the loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds the Company received from the sale of the U.K. Portfolio as discussed below in "Sources of Liquidity."

Management believes that our current corporate liquidity position and distributable operating cash flows will be adequate to finance our short-term operating and maintenance capital expenditures and other liquidity commitments. As discussed above in the context of current market conditions, management continues to regularly monitor our ability to finance the needs of the operating, financing and investing activities of our business within the dictates of prudent balance sheet management as our long-term growth will require additional capital.

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

Management can also optimize its portfolio and capital structure by exiting certain markets or selling certain assets if we believe the opportunity would improve stockholder value. As discussed in "Recent Developments," during 2016, we commenced a sale of substantially all of our portfolio of solar power plants located in the U.K. and substantially all of our portfolio of residential rooftop solar assets located in the United States. The sale of the U.K. Portfolio closed on May 11, 2017, which provided $211 million of additional liquidity to us. We also received $1.1 million in the first quarter of 2017 from the sale of a portion of our residential rooftop solar assets and closed on the sale of additional residential solar assets in the second quarter of 2017 for net proceeds of $5.4 million. We expect to receive an additional $0.6 million of proceeds in the third quarter of 2017 related to this sale.

Uses of Liquidity

Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) funding acquisitions, if any; (ii) debt service obligations; (iii) wind plant maintenance capital expenditures; and (iii) cash dividends to investors. Generally, once commercial operation is achieved, our solar power plants do not require significant capital expenditures to maintain operating performance.

Funding Acquisitions

Commitments to Acquire Renewable Energy Facilities from SunEdison

We currently have no open commitments to acquire renewable energy facilities from SunEdison other than as described with respect to the Invenergy Wind Option Agreements (see Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K).

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

Debt Service Obligations

As discussed above, as a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries, the Company experienced defaults under most of its non-recourse financing agreements in 2016. During the course of 2016 and to date in 2017, the Company obtained waivers or temporary forbearances with respect to most of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate; however, certain of these defaults persist. Moreover, the Company has experienced, or expects to experience, additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company or project-level audits. For certain of these defaults, the corresponding contractual grace periods already expired as of the financial statement issuance date or the Company could not assert that it was probable that the violation would be cured within any remaining grace periods, would be cured for a period of more than twelve months or were not likely to recur. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to certain of these defaults. As these defaults occurred prior to the issuance of the financial statements for the year ended December 31, 2016, $1.6 billion of the Company’s non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, has been reclassified to current in the consolidated balance sheet as of December 31, 2016, as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date.

The aggregate contractual payments of long-term debt due after December 31, 2016, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	2017[1]	2018	2019	2020	2021	Thereafter	Total
Maturities of long-term debt and financing lease obligations[2]	$745,445	$109,730	$449,578	$96,396	$99,883	$2,502,907	$4,003,939
—————

(1)
Includes $552.0 million of Revolver indebtedness as management currently intends to repay this indebtedness during 2017. Also includes $100.0 million prepayment for the Midco Portfolio Term Loan, which we agreed to pay in June of 2017 in connection with obtaining (i) a waiver to extend the 2016 audited project financial statement deadline under the loan agreement and (ii) a waiver of the change of control default that would arise under the loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds we received from the sale of the U.K. Portfolio as discussed above.

(2)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $1.6 billion of long-term debt to current as a result of debt defaults under certain of our non-recourse financing arrangements, except for the $100.0 million prepayment discussed directly above.

Interest Payment Agreement

In connection with the closing of the IPO on July 23, 2014, we entered into the Interest Payment Agreement with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison agreed to pay all of the scheduled interest on a term loan through July 23, 2017, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). We received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the year ended December 31, 2015. During the period from July 24, 2014 to December 31, 2014, we received equity contributions totaling $5.4 million pursuant to the Interest Payment Agreement. No amounts were received during 2016 as the remaining outstanding principal balance of the term loan was fully repaid on January 28, 2015.

On January 28, 2015, concurrent with the issuance of the Senior Notes due 2023, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement with SunEdison. The Amended Interest Payment Agreement amended and restated the Interest Payment Agreement, all in accordance with the terms of the Intercompany Agreement such that the amount of support provided by SunEdison remained the same despite the refinancing of the term loan. We received equity contributions totaling $8.0 million and $6.6 million from SunEdison pursuant to the Amended Interest Payment Agreement during the years ended December 31, 2016 and 2015, respectively. The 2016 contribution was received in the first quarter of 2016 and accrued for during fiscal 2015. As of the first quarter of 2016, we had received a cumulative amount of $24.0 million under the Interest Payment Agreement and Amended Interest Payment Agreement from SunEdison with $24.0 million of scheduled payments due in future periods. We have not received any payments from SunEdison pursuant to the Amended Interest Payment Agreement since the first quarter of 2016.

On July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement.  The notice alleges that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts. Subject to the satisfaction of the conditions to effectiveness for the Settlement Agreement, the Amended Interest Payment Agreement will be rejected as part of the Settlement Agreement entered into with SunEdison without further liability, claims or damages on the part of the Company.

Cash Dividends to Investors

On October 27, 2014, the Company declared a quarterly dividend of $0.1717 per share on the Company's Class A common stock, which was paid on December 15, 2014 to shareholders of record on December 1, 2014. This amount represented a quarterly dividend of $0.2257 per share, or $0.9028 per share on an annualized basis, prorated to adjust for a partial quarter as the Company consummated its IPO on July 23, 2014.

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

We have not declared or paid a dividend since the third quarter of 2015. We believe it is prudent to defer any decisions on paying dividends to our shareholders for the time being. As such, we have not caused Terra LLC to make any distributions to its members (including to TerraForm Power as the sole holder of the Class A units and to SunEdison as the sole holder of the Class B units). In light of SunEdison’s failure to perform under its sponsorship arrangements, including the Management Services Agreement and Interest Payment Agreement, and the risks that we face as described in this Form 10-K, we cannot give any assurance that there will not be a substantial reduction in our cash available for distribution and in any dividends that we pay in the future on an annualized basis in comparison to the annualized dividends that we have paid in the past.

Incentive Distribution Rights

IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit and the target distribution levels have been achieved. Since the completion of the IPO, SunEdison holds 100% of the IDRs. As of December 31, 2016 and 2015, there were no Class B1 units of Terra LLC outstanding. There were no IDR payments made by us during the years ended December 31, 2016, 2015 and 2014.

As discussed above, SunEdison agreed to deliver the outstanding IDRs held by SunEdison or certain of its affiliates to TerraForm Power or its designee and in connection therewith, concurrently with the execution and delivery of the Merger Agreement, TerraForm Power, Terra LLC, Brookfield IDR Holder and SunEdison and certain of its affiliates have entered into the IDR Transfer Agreement which provides that, subject to satisfaction of the conditions in the Merger Agreement, SunEdison affiliates will transfer all of the IDRs to an affiliate of Brookfield at the effective time of the Merger on the terms and conditions set forth in the IDR Transfer Agreement. At the closing of the Merger, the limited liability company agreement of Terra LLC will be amended and restated to, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC would be distributed on a quarterly basis as follows:

•	first, to the Company in an amount equal to the Company’s outlays and expenses for such quarter;

•
second, to holders of Class A units, until an amount has been distributed to such holders of Class A units that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Class A common stock of $0.93 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Class A common stock) if such amount were distributed to all holders of shares of Class A common stock;

•
third, 15% to the holders of the IDRs and 85% to the holders of Class A units until a further amount has been distributed to holders of Class A units in such quarter that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Class A common stock of an additional $0.12 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Class A common stock) if such amount were distributed to all holders of shares of Class A common stock; and

•	thereafter, 75% to holders of Class A units and 25% to holders of the IDRs.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities to evaluate our periodic cash flow results.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Year Ended December 31,
	2016	2015	Change
Net cash provided by operating activities	$191,809	$124,260	$67,549
Net cash used in investing activities	(63,705)	(3,202,323)	3,138,618
Net cash (used in) provided by financing activities	(187,194)	3,238,505	(3,425,699)

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 was $191.8 million, which represents an increase of $67.5 million compared to the prior year. The increase was driven by the growth of our portfolio resulting from acquisitions from SunEdison and unaffiliated third parties, which was partially offset by higher interest paid under long-term indebtedness.

Net Cash Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $63.7 million, which includes $45.9 million of cash paid to third parties for the construction of renewable energy facilities, $4.1 million of cash paid for third party acquisitions and a $13.8 million net increase in restricted cash balances. Net cash used in investing activities for the year ended December 31, 2015 was $3.2 billion, which primarily consisted of $647.6 million of cash paid to third parties for the construction of renewable energy facilities, $2.5 billion of cash paid to third parties for acquisitions of renewable energy facilities and a $48.6 million net increase in restricted cash balances.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $187.2 million, which was primarily driven by $156.0 million of principal payments on non-recourse long-term debt and $103.0 million repayment of Revolver borrowings, partially offset by $86.7 million of net proceeds from non-recourse financing arrangements. Net cash provided by financing activities for the year ended December 31, 2015 was $3.2 billion, which consisted of $921.6 million of net proceeds from the issuance of Class A common stock, $946.0 million of proceeds from the issuance of the Senior Notes due 2023, $300.0 million of proceeds from the issuance of the Senior Notes due 2025, $655.0 million of net proceeds from Revolver borrowings and $1.5 billion of net proceeds from non-recourse financing arrangements, partially offset by $573.5 million repayment of our term loan, $517.6 million of principal payments on non-recourse long-term debt and dividend payments of $88.7 million.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Year Ended December 31,
	2015	2014	Change
Net cash provided by operating activities	$124,260	$84,227	$40,033
Net cash used in investing activities	(3,202,323)	(1,799,636)	(1,402,687)
Net cash provided by financing activities	3,238,505	2,183,091	1,055,414

Net Cash Provided By Operating Activities

The increase in net cash provided by operating activities is driven by an increase in operating income, excluding the impact of non-cash items compared to the year ended December 31, 2014.

Net Cash Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $3.2 billion, which includes $647.6 million of cash paid to third parties for the construction of renewable energy facilities and $2.5 billion of cash paid for third party acquisitions. When we acquire renewable energy facilities from SunEdison, we recast our statement of cash flows to present construction costs incurred by SunEdison as if they were our construction costs. SunEdison continues to maintain the construction related liabilities for all renewable energy facilities. Net cash used in investing activities for the year ended December 31, 2014 was $1.8 billion, which includes $1.1 billion of cash paid to third parties for the construction of renewable energy facilities and $644.9 million of cash paid to third parties for acquisitions of renewable energy facilities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $3.2 billion, which consisted of $921.6 million of net proceeds from our equity offering, $946.0 million of proceeds from the issuance of Senior Notes due 2023, $300.0 million of proceeds from the issuance of Senior Notes due 2025, $655.0 million of net proceeds from Revolver borrowings and $1.5 billion of net proceeds from non-recourse financing arrangements, partially offset by $573.5 million repayment of our term loan, $517.6 million of principal payments on non-recourse long-term debt and dividend payments of $88.7 million. Net cash provided by financing activities for the year ended December 31, 2014 was $2.2 billion, which was primarily attributable to $770.4 million of net proceeds from the IPO, $575.0 million of proceeds from the issuance of our term loan, $471.9 million of net proceeds from non-recourse financing arrangements and $405.1 million of contributions from SunEdison to fund capital expenditures.

Contractual Obligations and Commercial Commitments

We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2016.

	Payment due by Period
Contractual Cash Obligations (in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt (principal)[1]	$735,996	$100,640	$431,082	$87,575	$90,881	$2,433,835	$3,880,009
Long-term debt (interest)[2]	212,109	182,912	155,315	150,704	146,129	387,310	1,234,479
Financing lease obligations[3]	9,449	9,090	18,496	8,821	9,002	69,072	123,930
Operating leases	16,705	16,485	16,601	16,797	16,986	274,869	358,443
Total contractual obligations	$974,259	$309,127	$621,494	$263,897	$262,998	$3,165,086	$5,596,861
———

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $1.5 billion of long-term debt to current as a result of debt defaults under certain of our non-recourse financing arrangements (as further discussed in Note 11. Long-term Debt to our consolidated financial statements), except for the $100.0 million prepayment included in 2017 for the Midco Portfolio Term Loan, which we agreed to pay in June of 2017 in connection with obtaining (i) a waiver to extend the 2016 audited project financial statement deadline under the loan agreement and (ii) a waiver of the change of control default that would arise under the loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds we received from the sale of the U.K. Portfolio as discussed above. The 2017 amount also includes $552.0 million of Revolver indebtedness as management currently intends to repay this indebtedness during 2017.

(2)	Includes fixed rate interest and variable rate interest using December 31, 2016 rates.

(3)
Represents the minimum lease payment due dates for our financing lease obligations and does not reflect the reclassification of $49.7 million of financing lease obligations to current as a result of debt defaults under certain of our non-recourse financing arrangements as further discussed in Note 11. Long-term Debt to our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company enters into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion.

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

When we acquire renewable energy facilities, we allocate the purchase price to (i) the acquired tangible assets and liabilities assumed, primarily consisting of land, plant, and long-term debt, (ii) the identified intangible assets and liabilities, primarily consisting of the value of favorable and unfavorable rate PPAs and REC agreements and the in-place value of market rate PPAs, (iii) non-controlling interests, and (iv) other working capital items based in each case on their fair values in accordance with ASC 805.

We generally engage independent appraisers to assist with the estimates and methodologies used such as a replacement cost approach, or an income approach or excess earnings approach. Factors considered by management in its analysis include considering current market conditions and costs to construct similar facilities. We also consider information obtained about each facility as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired or assumed. In estimating the fair value, we also establish estimates of energy production, current in-place and market power purchase rates, tax credit arrangements and operating and maintenance costs. A change in any of the assumptions above, which are subjective, could have a significant impact on the results of operations.

The allocation of the purchase price directly affects the following items in our consolidated financial statements:

•	The amount of purchase price allocated to the various tangible and intangible assets, liabilities, and non-controlling interests on our balance sheet;

•
The amounts allocated to the value of favorable and unfavorable rate PPAs and REC agreements are amortized to revenue over the remaining non-cancelable terms of the respective arrangement. The amounts allocated to all other tangible assets and intangibles are amortized to depreciation or amortization expense, with the exception of favorable and unfavorable rate land leases and unfavorable rate O&M contracts which are amortized to cost of operations; and

•
The period of time over which tangible and intangible assets and liabilities are depreciated or amortized varies, and thus, changes in the amounts allocated to these assets and liabilities will have a direct impact on our results of operations.

Non-controlling Interests and Hypothetical Liquidation at Book Value ("HLBV")

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity in the consolidated balance sheets. Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates in the future are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders' equity in the consolidated balance sheets. Redeemable non-controlling interests that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. The Company applies the guidance in ASC 810-10 along with the SEC guidance in ASC 480-10-S99-3A in the valuation of redeemable non-controlling interests.

The Company has determined the allocation of economics between the controlling party and the third party for non-controlling interests does not correspond to ownership percentages for certain of its consolidated subsidiaries. In order to reflect the substantive profit sharing arrangements, the Company has determined that the appropriate methodology for determining the value of non-controlling interests is a balance sheet approach using the HLBV method. Under the HLBV method, the amounts reported as non-controlling interest on the consolidated balance sheets represent the amounts the third party investors could hypothetically receive at each balance sheet reporting date based on the liquidation provisions of the respective operating partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third party non-controlling interests in the consolidated statements of operations and statements of comprehensive loss are determined based on the difference in the carrying amounts of non-controlling interests on the consolidated balance sheets between reporting dates, adjusted for any capital transactions between the Company and third party investors that occurred during the respective period.

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

Recently Issued Accounting Standards

See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for disclosures concerning recently issued accounting standards. These disclosures are incorporated herein by reference.

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

Interest Rate Risk

As of December 31, 2016, the estimated fair value of our debt was $4,080.4 million and the carrying value of our debt was $3,950.9 million. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in market interest rates would have decreased and increased the fair value of our long-term debt by $95.2 million and $106.2 million, respectively.

As of December 31, 2016, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate, and thus we are exposed to fluctuations in interest rate risk. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver by $6.4 million for the year ended December 31, 2016.

As of December 31, 2016, our non-recourse permanent financing debt was at both variable and fixed rates. 52% of the $2,078.0 million balance had a variable interest rate and the remaining 48% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap certain of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $22.7 million and $25.6 million, respectively, for the year ended December 31, 2016.

Foreign Currency Risk

During the years ended December 31, 2016 and 2015, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom, and Chile, with our revenues being denominated in U.S. dollars, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in British pounds and Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase and decrease in foreign exchange rates would have the following impacts on our earnings for the year ended December 31, 2016:

(in thousands)	-100 BPS	+100 BPS
Canadian Dollars	$(189)	$185
British Pounds[1]	—	—
Total	$(189)	$185

(1)
During the year ended December 31, 2016, we terminated all of our British pounds forward contracts as we are no longer forecasting the underlying distributions denominated in British pounds. We still have exposure to fluctuations in exchange rates though we estimate that a hypothetical 100 bps, or 1% change in rates would have an inconsequential impact on our results of operations.

Commodity Risk

For certain of our wind power plants, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $4.5 million for the year ended December 31, 2016.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and schedules are listed in Part IV, Item 15. Exhibits, Financial Statement Schedules of this annual report on Form 10-K and are incorporated by reference herein. Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 in 2016 and 2015 are included in Note 23 - Quarterly Financial Information (Unaudited) to our consolidated financial statements in this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the Management Services Agreement, SunEdison provided the systems and personnel for our financial reporting and control processes (such as information technology, enterprise resource management and accounting systems) and, as a result, our financial reporting and control processes relied to a significant extent on SunEdison systems and personnel. SunEdison has not performed as obligated under the Management Services Agreement, in particular with respect to financial reporting and internal control matters.

We carried out an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, based on the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting described below.

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

As of December 31, 2016, management conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on management’s assessment using these criteria, our management concluded that, as of December 31, 2016, there were material weaknesses in our internal control over financial reporting as further described below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2016, we identified the following material weaknesses:

The Company and SunEdison, as our service provider for all matters related to financial reporting processes and controls, did not maintain an effective control environment, risk assessment process, information and communication process, and monitoring activities based on the following:

•
The Company did not have an effective annual process in place to ensure that all employees, including management, and outsourced service providers confirmed their compliance with the Company's Code of Business Conduct and that deviations from the expected standards of conduct were identified and remedied in a timely manner. Further, the Company did not maintain an effective whistleblower hotline throughout the organization;

•	The Company did not have effective Board oversight and management monitoring activities over financial reporting processes and internal controls;

•
The Company did not have a sufficient number of trained resources with assigned responsibility and accountability for financial reporting processes and the effective design and operation of internal controls;

•
The Company did not have an effective, documented and continuous risk assessment process to identify and analyze risks of financial misstatement due to error and/or fraud and to identify and assess necessary changes in generally accepted accounting principles and financial reporting processes and internal controls impacted by changes in the business model resulting from growth from acquisitions, changes in information systems, changes at SunEdison and transition of key personnel;

•
The Company did not have effective information and communication processes that ensured appropriate and accurate information was available to financial reporting personnel on a timely basis in order that they could fulfill their roles and responsibilities.

Accordingly, the Company and SunEdison, as our service provider for all matters related to financial reporting processes and controls, did not establish appropriate control activities through policies and procedures to mitigate risks to the achievement of the Company's financial reporting objectives, as follows:

•
The Company did not have effective information technology (IT) general controls over all operating systems, databases, and IT applications supporting financial reporting. Accordingly, process-level automated controls and manual controls that were dependent upon the information derived from IT systems were also determined to be ineffective. Additionally, the Company did not have effective end-user computing controls over spreadsheets used in financial reporting.

•	The Company did not have effective controls over the completeness, existence, and accuracy of revenues and the completeness, existence, accuracy and valuation of accounts receivable.

•
The Company did not have effective reconciliation controls over the completeness, existence and accuracy of certain balance sheet accounts. Specifically, the reconciliation controls did not adequately investigate, resolve and correct reconciling items on a timely basis.

•
The Company did not have effective controls over the completeness, existence and accuracy of expenses and accounts payable and accrued expenses. Specifically, the Company did not establish an effective accounts payable voucher and disbursement process and related internal controls in order to review and approve and accurately record accounts payable and accrued liabilities on a timely basis.

•	The Company did not have effective controls over the completeness, existence and accuracy of renewable energy facilities, accumulated depreciation and depreciation expense.

•
The Company did not have effective controls over the completeness, accuracy and presentation of restricted cash. Specifically, there were ineffective controls over the completeness and accuracy of information and ineffective controls over program changes and access to the spreadsheets used to measure the restricted cash transactions.

•
The Company did not have effective process-level and management review controls over the completeness and accuracy of information used in the measurement and disclosure of goodwill impairment, long-lived asset impairment and asset retirement obligation assessments, fair value measurements of underlying assets acquired and liabilities assumed in business combinations, allocation of income between controlling and non-controlling interest using the hypothetical liquidation of book value method, and debt covenant compliance and going concern evaluation processes.

These control deficiencies resulted in several material misstatements to the preliminary consolidated financial statements that were corrected prior to the issuance of the audited consolidated financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears on page 136 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

These material weaknesses originated in the prior year, accordingly there have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Remediation Plan

The Company continues to work to strengthen its internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board and management take internal controls over financial reporting and the integrity of the Company's financial statements seriously and believe that the remediation steps described below are essential to establishing and maintaining strong and effective internal controls over financial reporting and addressing the root causes that contributed to the material weaknesses identified. The following actions and plans have been or are currently in process of being implemented:

•
The Company has increased communication and training to employees and the Board regarding the ethical values of the Company and the requirement to comply with laws, rules, regulations, and Company policies, including the Code of Conduct and Ethics policy, and the importance of accurate and transparent financial reporting. In addition, the Company will implement a process to ensure that all employees annually confirm compliance with the Code of Conduct and Ethics policy and that deviations are identified and timely remediated. Further, the Company has also established a separate whistleblower hotline and has communicated the purpose and existence of the hotline to all employees.

•
The Board has implemented an internal audit function and is in the process of developing a risk based plan that will monitor the Company’s adherence to its policies and procedures including, without limitation, those policies and procedures related to any areas of concern or emphasis that the Board has identified as part of its oversight.

•
The Company has created a separate stand-alone corporate organization independent of SunEdison, including, among other things, directly hiring employees and retaining contractors and establishing our own human resources and accounting functions, including a cloud-based SaaS accounting system. The Company is also working to establish information technology and other critical systems and infrastructure separate from SunEdison.

•	The Company has and will continue to provide ongoing training for dedicated resources with assigned responsibility and accountability for financial reporting processes and internal controls.

•
The Company has implemented an annual financial control risk assessment process and is in the process of implementing a regularly recurring fraud risk assessment process focused on identifying and analyzing risks of financial misstatement due to error and/or fraud, including management override of controls.

•
Management review controls are being reassessed to determine the appropriate level of precision required to mitigate the potential for a material misstatement. In addition, the Company is enhancing the design and implementation and supporting documentation over management review controls to make clear: (i) management’s expectations related to transactions that are subject to such controls; (ii) the level of precision and criteria used for investigation; and (iii) evidence that all outliers or exceptions that should have been identified are investigated.

•
The Company is implementing effective information and communication processes to ensure the organization internally communicates information, including objectives and responsibilities for internal control, necessary to timely support the functioning of internal controls over financial reporting.

These remediation efforts are in each case independent of SunEdison or with a minimized level of SunEdison involvement. We expect the implementation of our remediation plan and our continuing efforts to separate from SunEdison to result in significant improvements to our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is a list of names, ages and a brief account of the business experience of persons who serve as our executive officers, other key officers and directors.

Name	Age	Position
Peter Blackmore	70	Interim Chief Executive Officer, Director and Chairman
Rebecca Cranna	48	Executive Vice President and Chief Financial Officer
Sebastian Deschler	46	Senior Vice President, General Counsel and Secretary
Thomas Studebaker	39	Chief Operating Officer
David Rawden	60	Interim Chief Accounting Officer
Hanif "Wally" Dahya	61	Director
Christopher Compton	68	Director
John F. Stark	66	Director
Kerri L. Fox	49	Director
Edward "Ned" Hall	58	Director
Marc S. Rosenberg	59	Director
Christian S. Fong	40	Director
David Pauker	58	Director

Peter Blackmore, Interim Chief Executive Officer, Director and Chairman

Mr. Blackmore has served as Chairman of the Board since his appointment on November 20, 2015. Mr. Blackmore has also served as our Interim Chief Executive Officer since his appointment on April 21, 2016. Mr. Blackmore was a member of SunEdison’s board of directors from 2006 until his resignation on November 20, 2015. He has also served as President, Chief Executive Officer and a member of the board of directors of ShoreTel, Inc., an Internet protocol communications company from December 2010 until his retirement in August 2013. From July 2008 until September 2010, Mr. Blackmore served as President, Chief Executive Officer and a member of the board of directors of UTStarcom, Inc., an Internet protocol company. From July 2007 to July 2008, he was President and Chief Operating Officer for UTStarcom. Before this position, Mr. Blackmore had been Executive Vice President of Unisys Corporation from February 2005 to July 2007. From 1991 through August 2004, Mr. Blackmore served in various roles at Compaq Computer Corporation, and Hewlett-Packard Company, or HP, most recently as Executive Vice President of the Customer Solutions Group at HP from May 2004 through August 2004, and as Executive Vice President of the Enterprise Systems Group at HP from 2002 to May 2004. Prior to the merger of Compaq and HP, he served as Senior Vice President of Worldwide Sales and Service of Compaq from 2000 through 2002 and Senior Vice President of Worldwide Sales and Marketing of Compaq from 1998 through 2000. Mr. Blackmore was a member of the board of directors of Multi-Fineline Electronix, Inc. from 2005 to 2008. Mr. Blackmore has significant experience in the computer and telecommunications industries. In addition, he has significant experience in China and India through his work with HP and UTStarcom. Mr. Blackmore brings to the Company extensive sales and marketing experience in consumer and related markets, including senior management responsibility. He also brings to the Company the experience obtained by his prior service as the chief executive officer of two publicly-listed companies. Mr. Blackmore also serves as the chairman of the board of directors and Interim Chief Executive Officer of TerraForm Global, Inc. (together with its subsidiaries, "Terraform Global").

Rebecca Cranna, Executive Vice President and Chief Financial Officer

Ms. Cranna was appointed Executive Vice President and Chief Financial Officer on November 22, 2015. Ms. Cranna previously served as Senior Vice President and Chief Financial Officer, Global Asset Management, of SunEdison, a position she held since May 2015. From September 2014 to May 2015, Ms. Cranna served as Senior Vice President of Asset and Risk Management for TerraForm Power with operations responsibility for TerraForm Power’s operating power plant fleet. From September 2014 to January 2017, Ms. Cranna served as an executive officer of Silver Ridge Power, LLC (“Silver Ridge Power”), a solar power company jointly owned by an affiliate of SunEdison and Riverstone Holdings LLC with operations in seven countries, and from 2010 to 2014 she was Chief Financial Officer at Silver Ridge Power, with operations and finance responsibilities. Prior to that, she served as a Vice President of AES Corporation from 2006 to 2009, where she led the credit review group, reporting to the general counsel and board of directors, and was a Managing Director in the corporate development group focused on mergers and acquisitions. From 1992 to 2006, Ms. Cranna served at AES Corporation in various positions of increasing responsibility, focusing on greenfield power project development for coal, gas, and hydro-electric power plants, non-recourse project financings, and mergers and acquisitions across multiple geographies including Latin America, the Caribbean, Africa and the United States. Ms. Cranna holds a B.A. in Human Biology from Stanford University. The Company believes that Ms. Cranna’s extensive financial experience and history of leadership enables her to effectively supervise the Company’s financial operations. Ms. Cranna also serves as the Executive Vice President and Chief Financial Officer of TerraForm Global.

Sebastian Deschler, Senior Vice President, General Counsel and Secretary

Mr. Deschler was appointed Senior Vice President, General Counsel and Secretary in January 2014. Mr. Deschler previously served as Vice President and Head of Legal, EMEA and Latin America at SunEdison, which he joined in 2007. He played a leading role in the international expansion of SunEdison, and led a number of large and innovative debt and equity transactions that have been recognized as setting precedents for the industry. Before joining SunEdison, Mr. Deschler was an attorney at major law firms in Washington D.C., handling project finance, regulatory and corporate matters. Mr. Deschler holds a Master of Laws (LL.M.) degree from New York University, where he was a Fulbright Scholar, and a law degree from University of Bonn, Germany. He is admitted to practice law in New York, Washington D.C. and Germany.

Thomas Studebaker, Chief Operating Officer

Mr. Studebaker has served as our Chief Operating Officer since July 2016. Mr. Studebaker, age 39, is a Managing Director in AlixPartners, LLPs’ (“AlixPartners”) Turnaround & Restructuring practice in the Boston office, joining the firm in 2008. Previously, he spent two years with a boutique restructuring group in Chicago and four years with PricewaterhouseCoopers in that firm’s assurance and business advisory services practice. Previously, he has acted as the Chief Financial Officer to Metro Fuel Oil Corp., as well as the Chief Financial Officer to a privately held global consulting company. Mr. Studebaker holds an MBA from the J. L. Kellogg School of Management at Northwestern University and a Bachelor of Business Administration in accounting from the University of Notre Dame. He is a certified public accountant licensed in the state of Massachusetts and a member of the Turnaround Management Association, the American Bankruptcy Institute, and the Association of Insolvency & Restructuring Advisors. Mr. Studebaker also serves as the Chief Operating Officer of TerraForm Global.

David Rawden, Interim Chief Accounting Officer

Mr. Rawden has served as our Interim Chief Accounting Officer since July 2016. Mr. Rawden, age 60, is a Director in AlixPartners’ Turnaround and Restructuring practice. He joined AlixPartners in 1990. Most recently, he was Chief Financial Officer for Career Education, a publicly traded post-secondary education company. Mr. Rawden was also Interim Chief Financial Officer for Exopack Holding, a privately held SEC registered manufacturer of flexible packaging; Chief Financial Officer for X-Rite, a private/public manufacturer of Electro/Optical color measurement devices; Chief Financial Officer for Allied Holdings, a publicly traded transportation company; Chief Financial Officer for a regional transportation and warehousing company; Chief Financial Officer for the Savannah College of Art and Design and interim Chief Financial Officer for a privately-held global sporting event company. Mr. Rawden earned a Master of Management in finance and economics from Northwestern University, and a Bachelor of Arts in accounting from Michigan State University. He is a certified public accountant in the state of Michigan. Mr. Rawden also serves as the Interim Chief Accounting Officer of TerraForm Global.

Hanif "Wally" Dahya, Director

Mr. Dahya was appointed to our Board in connection with the completion of our IPO in July 2014. Since 2007, Mr. Dahya has served as the Chief Executive Officer of the Y Company LLC, a private investment firm that specializes in restructuring distressed assets in emerging markets, focusing on telecommunications, energy, and environmental industries. Before founding the Y Company LLC, Mr. Dahya was a Partner at Sandler O’Neill & Partners LP, a full-service investment banking firm specializing in serving financing institutions, from 1991 to 1997. Prior to that, Mr. Dahya worked at EF Hutton & Company, Inc. in the Corporate Finance group, served as a Managing Director at LF Rothschild & Company, Inc., and was a Managing Director at UBS Securities Inc. Mr. Dahya is currently a member of the board of directors of New York Community Bancorp, Inc., for which he chairs the Investment Committee and the New York Commercial Bank Credit Committee, for which he is a member of the Audit Committee, Nominating and Corporate Governance Committee, Risk Assessment Committee, Capital Adequacy Committee and Asset Liability Committee. Mr. Dahya brings valuable energy industry and public company board experience to our Board. Mr. Dahya serves as chair of the Audit Committee of the Board. Mr. Dahya also serves as director and as chair of the audit committee of TerraForm Global.

Christopher Compton, Director

Mr. Compton was elected to our Board on November 20, 2015. Mr. Compton served in various senior finance positions with Chiquita Brand International, Inc. from 1987 to 2012 after which he retired. Following his retirement, Mr. Compton has worked as an independent consultant. Mr. Compton adds an accomplished international banking, capital markets and corporate finance background to our Board and possesses extensive financial experience from his tenure with a large public company. Mr. Compton serves as a member of the Audit Committee and the Compensation Committee. Mr. Compton previously served as a member of the Corporate Governance and Conflicts Committee of the Board until the creation of the Compensation Committee on February 3, 2017. Mr. Compton also serves as a director and as a member of the audit committee of TerraForm Global.

John F. Stark, Director

Mr. Stark was appointed to our Board on November 20, 2015. Mr. Stark was previously the Chief Financial Officer of Imergy Power Systems from December 2013 to July 2016. From May 2007 to November 2013, Mr. Stark served as Chief Financial Officer of BrightSource Energy and from April 2004 to May 2007 served as Chief Financial Officer of SVB Financial Group. Prior to his employment in such roles, Mr. Stark served in a variety of senior management capacities for public and private energy companies, including serving in a number of financial and operations positions for PG&E Corp. for over twenty years. Mr. Stark is also currently a member of the board of directors of TC Pipelines, LP, a limited partnership formed to acquire, own and actively participate in the management of natural gas pipelines and related assets, for which he chairs the conflicts committee and is a member of the audit committee. Mr. Stark also currently serves on the board of directors of ASUS, a wholly-owned subsidiary of Alta Gas Services. Mr. Stark brings to the Company significant financial expertise and experience obtained from his prior service as the Chief Financial Officer for multiple public and private companies, as well as a long history of experience in the energy industry. Mr. Stark serves as a chair of the Compensation Committee and a member of the Audit Committee of the Board. Mr. Stark previously served as chair of the Corporate Governance and Conflicts Committee of the Board until the creation of the Compensation Committee on February 3, 2017. Mr. Stark also serves as a director and as a member of the compensation committee and the audit committee of the board of TerraForm Global.

Kerri L. Fox, Director

Ms. Fox joined the Board of the Company on November 21, 2016 and has more than 20 years of experience structuring and executing financings for energy and infrastructure projects globally, including multiple wind and solar transactions. She is currently the Chief Financial Advisor to Steelhead LNG, a Vancouver-based developer of LNG export projects, and also serves on the Board of Directors of Alterra Power Corp., a Vancouver-based developer, owner and operator of wind, solar, hydro and geothermal assets. Until September 2016, Ms. Fox served as Managing Director and Head, Project Finance, North America for BBVA Securities Inc. Prior to joining BBVA, Ms. Fox ran the Global Export and Project Finance business for Fortis Capital Corp. from New York, and held various roles in the Structured and Project Finance Group at Deutsche Bank. Ms. Fox began her career as an attorney at Milbank, Tweed, Hadley & McCloy. Ms. Fox has a JD from Harvard Law School and an AB in International Relations and Russian Studies from Brown University. The Company believes that Ms. Fox’s project finance experience adds valuable financial and managerial oversight to the Board. Ms. Fox serves as a member of the Corporate Governance and Conflicts Committee of the Board.

Edward "Ned" Hall, Director

Mr. Hall joined the Board of the Company on November 21, 2016 and also currently serves as an independent director and member of the Nominating and Governance Committee of the Board of Directors of General Cable, a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets. During 2017, Mr. Hall was appointed to the Audit Committee of General Cable. Mr. Hall also serves as a non-executive director of Globeleq, the leading independent power producer in Sub-Saharan Africa. Mr. Hall is the Vice Chairman of Japan Wind Development Co., Ltd., a developer and operator of wind generation projects. From April 2013 until February 2015, Mr. Hall served as the Executive Vice President – Chief Operating Officer of Atlantic Power Corporation. Prior to Atlantic Power, Mr. Hall spent more than 24 years working in the energy sector at AES Corporation, a publicly traded global power company. While at AES Corporation, Mr. Hall held various positions including Managing Director, Global Business Development from 2003 to 2005; President, Wind Generation from 2005 to 2008; President, North America from 2008 to 2011; and Chief Operating Officer, Global Generation from 2011 to 2013. Mr. Hall previously served as a chairman of the board of directors of the American Wind Energy Association and as member of its board of directors. Mr. Hall holds a Master of Science degree in Management from MIT Sloan School of Management and a Bachelor of Science in Mechanical Engineering from Tufts University. Mr. Hall brings an accomplished background in the energy industry to our Board. Mr. Hall serves as chair of the Corporate Governance and Conflicts Committee and a member of the Compensation Committee of the Board.

Marc S. Rosenberg, Director

Mr. Rosenberg joined the Board of the Company on November 21, 2016, and previously spent over 23 years as a partner at Cravath, Swaine & Moore LLP, where he founded and co-chaired the firm’s Corporate Governance and Board Advisory Practice. Prior to his retirement in 2013, Mr. Rosenberg advised boards of directors, board committees and senior management in connection with crisis management, governmental investigations, corporate governance matters and other special situations. Mr. Rosenberg's legal practice also included extensive experience in mergers and acquisitions, financings and other corporate transactions. He currently serves as a Director Emeritus at New York Lawyers for the Public Interest, and previously served as a Director from 2011 to 2014. Mr. Rosenberg holds a J.D., from Harvard Law School, magna cum laude, and an A.B. from Princeton University, summa cum laude. Mr. Rosenberg adds legal expertise and an accomplished background in corporate governance to our Board. Mr. Rosenberg serves as a member of the Corporate Governance and Conflicts Committee of the Board.

Christian S. Fong, Director

Mr. Fong joined the Board of the Company on February 12, 2017. Mr. Fong has served as the Chief Executive Officer of Fong Management, LLC, where he serves as an executive to real asset, cleantech and financial services firms. Mr. Fong co-founded Renewable Energy Trust Capital (“RET”) in 2010 and served in multiple executive roles through 2016, including as RET’s Chief Operating Officer, Chief Investment Officer, Chief Financial Officer and Director. Prior to founding RET, Mr. Fong was a Managing Director and Head of Real Estate Capital Markets at AEGON / Transamerica and previously served as CEO of Corridor Recovery, Inc, as a consultant at McKinsey & Co, and as a candidate for Governor of Iowa. Mr. Fong holds an MBA with High Distinction from Dartmouth College’s Tuck School of Business, and a B.S. in Statistics, summa cum laude, from Creighton University. He has earned the chartered financial analyst and certified commercial investment member designations. Mr. Fong serves as a member of the Audit Committee and the Corporate Governance and Conflicts Committee of the Board.

David Pauker, Director

Mr. Pauker joined the Board of the Company on December 20, 2016. David Pauker has more than 25 years of experience as a financial consultant and turnaround manager specializing in underperforming companies. From 2002 to 2015, Mr. Pauker was the executive managing director of Goldin Associates, LLC, a leading national restructuring advisory firm. At Goldin, Mr. Pauker was a senior advisor to institutional investors, lenders and management in connection with companies in consumer products, energy & natural resources, financial services, manufacturing, media & telecommunications, real estate, retail, textile & apparel and other industries. He has served as Interim Chief Executive Officer, Chief Operating Officer or Chief Restructuring Officer for numerous companies undergoing significant transition and has advised clients in connection with the restructurings of Boston Generating, Calpine, Mirant, Northwestern, NRG, Power Company of America and SemGroup. He is a Fellow of the American College of Bankruptcy and a member of the board of directors of Lehman Brothers, appointed pursuant to the Lehman bankruptcy plan. He has frequently been ranked among leading U.S. restructuring advisors. Mr. Pauker is a graduate of Cornell University and Columbia University School of Law. Mr. Pauker serves as a member of the Corporate Governance and Conflicts Committee of the Board.

BOARD LEADERSHIP STRUCTURE

Our Board consists of nine members. For more information on changes in the composition and size of our Board, please see “Business - Recent Developments - Corporate Governance Changes.” The Board is responsible for, among other things, overseeing the conduct of our business, reviewing and, where appropriate, approving our long-term strategic, financial and organizational goals and plans, and reviewing the performance of our chief executive officer and other members of senior management. Following the end of each year, our Board will conduct an annual self-evaluation, which includes a review of any areas in which the Board or management believes the Board can make a better contribution to our corporate governance, as well as a review of the committee structure and an assessment of the Boards’ compliance with corporate governance principles. In fulfilling the Boards’ responsibilities, directors have full access to our management and independent advisors.

CORPORATE GOVERNANCE AND BOARD MATTERS

Independence of the Board of Directors

For purposes of the applicable stock exchange rules, we are a “controlled company.” Controlled companies under those rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. SunEdison controls more than 50% of the combined voting power of our common stock and, as a result, has and will continue to have the right to designate a majority of the members of our Board for nomination for election and the voting power to elect such directors.

Specifically, as a controlled company, we are not required to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors, (iii) a compensation committee composed entirely of independent directors or (iv) an annual performance evaluation of the nominating and corporate governance and compensation committee. We currently rely on the exceptions with respect to establishing a nominating committee and annual performance evaluations of such committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the applicable stock exchange rules. The controlled company exemption does not modify the independence requirements for the audit committee, and we comply with the requirements of the Sarbanes-Oxley Act and the applicable NASDAQ rules, which require that our audit committee be composed of at least three members, each of whom is independent. In addition, we maintain a Corporate Governance and Conflicts Committee and a Compensation Committee which are each comprised of at least three independent directors. Four of our directors (Messrs. Blackmore, Compton, Dahya and Stark) are also directors of TerraForm Global, Inc. See the risk factor entitled “We may have conflicts of interest with TerraForm Global” in Item 1A. Risk Factors for more information.

Information regarding the Board and its Committees

The standing committees of our Board consists of an Audit Committee, a Corporate Governance and Conflicts Committee, and a Compensation Committee. Each committee reports to the Board as it deems appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. The following table provides the current membership and fiscal year 2016 meeting information for each committee of the Board.

Name	Audit	Corporate Governance & Conflicts	Compensation
Hanif "Wally" Dahya	Chairperson	—	—
Christopher Compton	Member	—	Member
John F. Stark	Member	—	Chairperson
Kerri L. Fox	—	Member	—
Edward "Ned" Hall	—	Chairperson	Member
Marc S. Rosenberg	—	Member	—
Christian S. Fong	Member	Member	—
David Pauker	—	Member	—
Total meetings held in fiscal year 2016	19	82	N/A (1)
————

(1)	The Compensation Committee was designated after the end of 2016.

Below is a description of each committee of the Board:

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

Our Audit Committee consists of Messrs. Dahya, Compton, Stark and Fong. We believe that Messrs. Dahya, Compton, Stark and Fong qualify as independent directors according to the rules and regulations of the SEC and NASDAQ with respect to audit committee membership. We also believe that Mr. Dahya qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Dahya has been designated as the chairperson of the Audit Committee. Our Board has adopted a written charter for the Audit Committee which is available on our corporate website, http://www.terraformpower.com.

Corporate Governance and Conflicts Committee

Our Corporate Governance and Conflicts Committee is responsible for, among other matters: (i) developing and reviewing the Company’s corporate governance guidelines, including recommending any changes to the Board, (ii) reviewing and approving potential conflict transactions between the Company and any affiliated parties, including SunEdison and certain of its subsidiaries, with respect to acquisitions of assets and other transactions, including the evaluation of acquisition opportunities presented to the Company pursuant to the Project Support Agreement (as defined below), (iii) making recommendations to the Board concerning the structure, composition and functioning of the Board and its committees, (iv) overseeing, coordinating and developing guidelines for evaluations of the Board, each of its committees and management, and developing guidelines for such evaluations, (v) reviewing and reporting to the Board regarding potential conflicts of interest of directors, and (vi) providing leadership and guidance to the Board and to the Company regarding other matters of corporate governance. On March 25, 2016, in anticipation of and in connection with a bankruptcy filing by SunEdison, the Board delegated to the Corporate Governance and Conflicts Committee the power and authority to evaluate and act affirmatively with respect to matters involving or substantially relating to SunEdison, including actions to protect the Company’s contractual and other rights and otherwise to preserve the value of the Company and its assets. In addition, on June 30, 2016, the Board delegated to the Corporate Governance and Conflicts Committee the Board’s power and authority with respect to compensation for our executive officers and directors, including relating to base compensation, director fees, bonuses, merit adjustments, annual incentive compensation, awards of restricted stock units and equity-based compensation.

Our Corporate Governance and Conflicts Committee consists of Ms. Fox and Messrs. Fong, Hall, Pauker and Rosenberg. We believe Ms. Fox and Messrs. Fong, Hall, Pauker and Rosenberg qualify as independent directors according to the rules and regulations of the SEC and NASDAQ. Mr. Hall has been designated as the chairperson of the Corporate Governance and Conflicts Committee. Our Board has adopted a written charter for the Corporate Governance and Conflicts Committee which is available on our corporate website, http://www.terraformpower.com.

LLC Conflicts Committee

On June 1, 2016, TerraForm Power, Inc., acting in its capacity as the sole managing member of Terra LLC, adopted an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of Terra LLC, dated as of July 23, 2014 (as amended from time to time, the “Terra LLC Agreement”). Pursuant to the LLC Agreement Amendment, until the first annual meeting of the Company’s stockholders held after December 31, 2016, the Company delegated to an independent conflicts committee (the “LLC Conflicts Committee”) the exclusive power to exercise all of its rights, powers and authority as the sole managing member of Terra LLC to manage and control the business and affairs of Terra LLC and its controlled affiliates relating to or involving SunEdison and any of its affiliates (other than the Company and its controlled affiliates).

The LLC Agreement Amendment was approved and authorized by the Company’s Conflicts Committee pursuant to the power and authority delegated to it by resolutions of the Board dated March 25, 2016 authorizing the Conflicts Committee, in anticipation of and in connection with a bankruptcy filing by SunEdison, to evaluate and act affirmatively with respect to matters involving or substantially relating to SunEdison, including actions to protect the Company’s contractual and other rights and otherwise to preserve the value of the Company and its assets. The decision to delegate authority to the Conflicts Committee with respect to these SunEdison related matters was taken by the Board in light of the obligation that material matters relating to SunEdison be approved by the Conflicts Committee. On June 1, 2016, the Board reaffirmed the power and authority delegated to the Conflicts Committee with respect to these SunEdison related matters by ratifying the adoption of the LLC Agreement Amendment.

The current members of the LLC Conflicts Committee are Ms. Fox and Messrs. Fong, Hall, Pauker and Rosenberg. Mr. Hall has been designated as the chairperson of the LLC Conflicts Committee. New members may be appointed (i) by a majority of LLC Conflicts Committee members then in office or (ii) by the Company (in its capacity as managing member of Terra LLC) with the approval of the holders of a majority of the outstanding shares of Class A common stock of TerraForm Power, Inc., excluding any such shares held, directly or indirectly, by SunEdison or any of its affiliates.

Each member of the LLC Conflicts Committee must satisfy, in the determination of the LLC Conflicts Committee, the Nasdaq Global Select Market standards for “independent directors” and nominations committee members.

The delegation of exclusive power and authority to the LLC Conflicts Committee under the LLC Agreement Amendment may not be revoked and the members of the LLC Conflicts Committee may not be removed, other than by a written instrument signed by the Company, acting in its capacity as managing member of Terra LLC, with either (i) the written consent of a majority of the LLC Conflicts Committee members then in office, or (ii) Independent Shareholder Approval.

Compensation Committee

As a controlled company, we are not required to establish a compensation or nominating committee under NASDAQ rules. While the Company remains able to rely upon such exceptions, on February 3, 2017, the Board created a Compensation Committee of the Board (the "Compensation Committee").

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

Our Compensation Committee consists of Messrs. Hall, Stark and Compton. We believe that Messrs. Hall, Stark and Compton qualify as independent directors according to the rules and regulations of the SEC and Nasdaq. Mr. Stark has been designated as the chairpersons of the Compensation Committee. Our Board has adopted a written charter for the Compensation Committee which is available on our corporate website, http://www.terraformpower.com.

Other Committees

Our Board may establish other committees as it deems necessary or appropriate from time to time.

RISK OVERSIGHT MANAGEMENT

The Board oversees the risk management activities designed and implemented by our management. Our senior management is responsible for assessing and managing our risks on a day-to-day basis. The Board executes its oversight responsibility for risk management both directly and through its committees. The full Board considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, the Board receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

The Board has delegated to the Audit Committee oversight of our risk management process. Our Audit Committee oversees and reviews with management our policies with respect to risk assessment and risk management and our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures. Our Board oversees risk related to compensation policies. Our Corporate Governance and Conflicts Committee also considers and addresses risk as it performs its respective committee responsibilities. Both standing committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

STOCKHOLDER COMMUNICATIONS WITH OUR BOARD OF DIRECTORS

Stockholders and interested parties may communicate with our Board by sending correspondence to the Board, a specific committee of our Board or a director c/o our Secretary, at TerraForm Power, Inc., 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814.

Our Secretary reviews all communications to determine whether the contents include a message to a director and will provide a summary and copies of all correspondence (other than solicitations for services, products or publications) to the applicable director or directors at each regularly scheduled meeting. Our Secretary will alert individual directors to items that warrant a prompt response from the individual director prior to the next regularly scheduled meeting. Items warranting prompt response, but not addressed to a specific director, will be routed to the applicable committee chairperson.

CODE OF BUSINESS CONDUCT

Our Board has adopted a Code of Business Conduct that applies to all of our directors, officers, and employees, including our Chief Executive Officer and our Chief Financial Officer. Our Code of Business Conduct is available on our website at www.terraformpower.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct that apply to our principal executive officer and financial and accounting officers by posting the required information on our website.

CONFLICTS OF INTEREST POLICY

Our Board has adopted a Conflicts of Interest Policy that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Our Conflicts of Interest Policy is available on our website at www.terraformpower.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our Common Stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2016, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements with the exception of the following untimely filings:

Name	Form	Filing Date	Date of Reportable Transaction
Rebecca Cranna	4	5/30/2017	3/10/2016
David Pauker	4	1/5/2017	12/20/2016
David Pauker	3	1/5/2017	12/20/2016
Gregory Scallen	4	12/29/2016	12/22/2016
Kerri L. Fox	4	12/1/2016	11/21/2016
Marc S. Rosenberg	4	12/1/2016	11/21/2016
Edward "Ned" Hall	4	12/1/2016	11/21/2016
Sebastian Deschler	4	11/23/2016	11/18/2016
Rebecca Cranna	4	11/23/2016	11/18/2016
Ilan Daskal	3	4/11/2016	3/30/2016

NON-EMPLOYEE DIRECTOR COMPENSATION

Any officers or employees of SunEdison who also served as our directors during 2016 did not receive additional compensation for their service as one of our directors. Our directors who are not officers or employees of us or SunEdison are entitled to compensation for their service as “non-employee directors” as set by our Board.

As determined by our Board, our directors were entitled to the following fees for their service on our Board and its committees during 2016:

•	$50,000 annual board of directors cash retainer;

•	$20,000 additional annual cash retainer for the Chairman of the Audit Committee;

•	$7,500 additional annual cash retainer for all other members of the Audit Committee;

•	$12,500 additional annual cash retainer for the Chairman of the Corporate Governance and Conflicts Committee; and

•	$5,000 additional annual cash retainer for all other members of the Corporate Governance and Conflicts Committee.

Due to delays in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company did not hold an annual meeting during 2016. On June 30, 2016, the members of the Board authorized the Company to pay annual cash retainers to the non-employee directors as if the annual meeting of stockholders had been held on June 30, 2016. In addition, certain non-employee directors who were elected to the Board after June 30, 2016 received the full relevant cash retainers upon joining the Board and, upon their appointment to Committees in early 2017, the relevant Committees.

On February 16, 2017, the members of the Board, upon the recommendation of the Compensation Committee, increased the annual cash retainer payable to the Chairman of the Corporate Governance and Conflicts Committee from $12,500 to $15,000 and established a $12,500 additional annual cash retainer for the Chairman of the Compensation Committee and a $5,000 additional annual cash retainer for all other members of the Compensation Committee. In addition, as described below, due to delays in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and holding an annual meeting of stockholders during 2017, the Board authorized certain interim cash fees for the members of the Board for the period from May 25, 2017 through August 24, 2017.

In addition, certain of our directors who are not employees of us or SunEdison have been awarded restricted stock units ("RSUs") for shares of our common stock on an annual basis (based on the date of the annual stockholder meeting for each year) in connection with their Board service. RSUs were generally awarded in an amount such that the number of underlying shares of common stock had a total value of $150,000 on the date the award was granted (rounded up to the nearest 100 shares). Due to delays in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company did not hold an annual meeting during 2016. On June 30, 2016, the members of the Board authorized the Company to issue RSUs to the non-employee directors as if the Company’s annual meeting of stockholders for 2016 had been held on June 30, 2016. Pursuant to the terms of the RSU award agreements, these RSUs vested in full on May 25, 2017. In addition, certain non-employee directors were elected to the Board after June 30, 2016. These directors were awarded RSUs in an amount such that the number of underlying shares of common stock had a total value of $150,000 on the dates their respective awards were granted (rounded to the nearest 100 shares). Pursuant to the terms of the relevant RSU award agreements, these RSUs also vested in full on May 25, 2017.

Each member of our Board will be indemnified for their actions associated with being a director to the fullest extent permitted under Delaware law.

2016 Director Compensation.
The following table sets forth information about the compensation of each person who served as an outside director during the 2016 fiscal year.

Name	Fees Earned or Paid in Cash($) (1)	Stock Award ($) (2)	Option Awards ($)	Total ($)
Hanif "Wally" Dahya	75,000	156,000	—	231,000
Peter Blackmore	50,000	156,000	—	206,000
Christopher Compton	62,500	156,000	—	218,500
John F. Stark	70,000	156,000	—	226,000
Kerri L. Fox	50,000	149,725	—	199,725
Edward "Ned" Hall	50,000	149,725	—	199,725
Marc S. Rosenberg	50,000	149,725	—	199,725
David Pauker	50,000	150,345	—	200,345
Ahmad Chatila (3)	—	—	—	—
Ilan Daskal (3)	—	—	—	—
David Ringhofer (3)	—	—	—	—
Gregory Scallen (3)	—	—	—	—
David Springer (3)	—	—	—	—
Martin Truong (3)	—	—	—	—
Brian Wuebbels (3)	—	—	—	—
————

(1)
The amounts for Messrs. Dahya, Blackmore, Compton and Stark reflect fees paid on July 21, 2016 for Board service as if the Company's annual meeting of stockholders for 2016 had been held on June 30, 2016. The amounts for Messrs. Hall and Rosenberg and Ms. Fox reflect fees paid on December 9, 2016 for Board service as if the Company's annual meeting of stockholders for 2016 had been held on June 30, 2016 and such directors were members of the Board on such date. The amount for Mr. Pauker reflects fees earned in 2016 but paid on March 8, 2017 for Board service as if the Company's annual meeting of stockholders for 2016 had been held on June 30, 2016 and Mr. Pauker was a member of the Board on such date.

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

(3)
Messrs. Chatila, Daskal, Ringhofer, Scallen, Springer, Truong and Wuebbels are or were employees of SunEdison at the time of their service on our board of directors and did not receive any additional compensation for service on the Company's Board. Messrs. Springer and Truong resigned from the Board effective December 20, 2016 and August 30, 2016, respectively. Messrs. Daskal and Chatila resigned from the Board effective June 24, 2016 and May 26, 2016, respectively. Mr. Wuebbels resigned as our President and Chief Executive Officer and from his position as a member of the Board effective March 30, 2016.

Director Equity Outstanding at Fiscal Year-End
The following table summarizes equity awards outstanding as of December 31, 2016 for each director.

Name	Stock Awards Number of Shares or Units of Stock That Have Not Vested	Option Awards Number of Securities Underlying Unexercised Options
Hanif "Wally" Dahya	12,000	—
Peter Blackmore	12,000	—
Christopher Compton	12,000	—
John F. Stark	12,000	—
Kerri L. Fox	11,300	—
Edward "Ned" Hall	11,300	—
Marc S. Rosenberg	11,300	—
David Pauker	11,700	—
Ahmad Chatila (1)	—	—
Ilan Daskal (1)	—	—
David Ringhofer (1)	5,120	—
Gregory Scallen (1)	2,512	—
David Springer (1)	15,834	—
Martin Truong (1)	15,434	—
Brian Wuebbels (1)	64,834	—
————

(1)
Messrs. Chatila, Daskal, Ringhofer, Scallen, Springer, Truong and Wuebbels were awarded RSUs in their capacity as employees of SunEdison. SunEdison employees do not receive any additional compensation for serving on the Company Board and were not awarded any RSUs for serving in this capacity. The unvested RSUs listed for Messrs. Truong and Wuebbels do not include 1,500 RSUs and 12,500 RSUs, respectively, whose vesting or forfeiture is in dispute and which the Company has not delivered to Messrs. Truong and Wuebbels.

2017 Director Compensation.

Compensation for New Directors and Committee Members

Mr. Fong was elected to the Board effective February 12, 2017. On February 26, 2017, Mr. Fong was appointed as a member of the Conflicts Committee and a member of the Audit Committee. As such, the members of the Board, upon the recommendation of the Compensation Committee, authorized, and the Company subsequently paid Mr. Fong, $50,000 for his board service until the Company’s next annual meeting, $7,500 for his service as a member of the Audit Committee until the Company’s next annual meeting and $5,000 for his service as a member of the Conflicts Committee until the Company’s next annual meeting. Mr. Fong was also awarded 12,800 RSUs at the time of his election to the Board. These RSUs vested in accordance with their terms on May 25, 2017.

On February 3, 2017, the Board established the Compensation Committee and appointed Messrs. Compton, Hall and Stark as the members of the Compensation Committee. Mr. Stark was appointed as the Chairperson of the Compensation Committee. The members of the Board, upon the recommendation of the Compensation Committee, authorized, and the

Company subsequently paid Mr. Stark, $12,500 for his service as the Chairperson of the Compensation Committee until the Company’s next annual meeting and each of Messrs. Compton and Hall $5,000 for their respective service as members of the Compensation Committee until the Company’s next annual meeting.

Also on February 3, 2017, the Board reconstituted the Conflicts Committee to consist of four members, Ms. Fox and Messrs. Hall, Rosenberg and Pauker. The Conflicts Committee was increased to five members on February 26, 2017, upon the appointment of Mr. Fong as a member of the Conflicts Committee. Mr. Hall was appointed as the Chairperson of the Conflicts Committee. The members of the Board, upon the recommendation of the Compensation Committee, authorized, and the Company subsequently paid Mr. Hall $15,000 for his service as the Chairman of the Conflicts Committee until the Company’s next annual meeting and each of Ms. Fox and Messrs. Rosenberg, Pauker and Fong $5,000 for their respective service as members of the Conflicts Committee until the Company’s next annual meeting. For purposes of determining the fees described in this section Compensation for New Directors and Committee Members, the Board tentatively assumed that the Company’s next annual meeting would occur on May 25, 2017.

Cash Awards for the Period from May 25, 2017 through August 24, 2017 and Thereafter

Due to the delay in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Company has not yet held an annual meeting of stockholders for 2017. On June 13, 2017, the members of the Board authorized, and the Company subsequently paid, cash compensation of $50,000 to each of our current directors, Ms. Fox and Messrs. Blackmore, Compton, Dahya, Fong, Hall, Pauker, Rosenberg and Stark, for their board service for the interim period from May 25, 2017 through August 24, 2017. The $50,000 in quarterly cash compensation represented one fourth of the regular annual compensation of $200,000 (cash retainer and RSUs) paid to non-employee directors. In addition, on June 16, 2017 the members of the Board authorized, and the Company subsequently paid, prorated quarterly cash compensation for our directors’ service on the relevant committees for the interim period from May 25, 2017 through August 24, 2017. As such, the Company (i) paid Mr. Dahya a fee of $5,000 for his service as the Chairperson of the Audit Committee for such period and each of Messrs. Compton, Stark and Fong a fee of $1,875 for their respective service as members of the Audit Committee for such period, (ii) paid Mr. Hall a fee of $3,750 for his service as the Chairperson of the Corporate Governance and Conflicts Committee for such period and each of Ms. Fox and Messrs. Fong, Pauker and Rosenberg a fee of $1,250 for their respective service as members of the Corporate Governance and Conflicts Committee for such period and (iii) paid Mr. Stark a fee of $3,125 for his service as the Chairperson of the Compensation Committee for such period and each of Messrs. Hall and Compton a fee of $1,250 for their respective service as members of the Compensation Committee for such period. No RSUs were awarded for the directors’ service during this interim period.

In light of the pendency of the Sponsorship Transaction, the Board’s current intention is to continue to make quarterly cash payments to directors in the same amounts as were approved on May 25, 2017, on each quarterly anniversary of that date, and not to award additional RSUs.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section we provide an explanation and analysis of the material elements of the compensation for our named executive officers for the 2016 fiscal year. Except as noted herein, such compensation was determined by our controlling stockholder, SunEdison, rather than by the Board and Conflicts Committee of the Company. The purpose of this discussion is to provide context for the presentation of the specific compensation paid to our named executive officers, as shown in the tables and narrative disclosure that follow. During the fiscal year ended December 31, 2016, there were six individuals who served as named executive officers of the Company. Mr. Brian Wuebbels served as our President and Chief Executive Officer until his resignation on March 30, 2016. In connection with Mr. Wuebbels' resignation, the Board delegated all of the powers, authority and duties vested in the President and Chief Executive Officer to our Chairman of the Board, Mr. Peter Blackmore. From March 30, 2016 until April 21, 2016, Mr. Blackmore served as the chairman of the Office of the Chairman. On April 21, 2016, the Board dissolved the Office of the Chairman and Mr. Blackmore was appointed as our Interim Chief Executive Officer. On June 30, 2016 Mr. Thomas Studebaker was appointed as our Chief Operating Officer and Mr. David Rawden was appointed as our Interim Chief Accounting Officer. For all of 2016, Ms. Rebecca Cranna served as our Executive Vice President and Chief Financial Officer and Mr. Sebastian Deschler served as our Senior Vice President, General Counsel and Secretary.

Background to our 2016 Named Executive Officer Compensation

We did not employ any of our named executive officers until December 2016. Instead, except for our Chairman and Interim Chief Executive Officer, our named executive officers were employed and compensated by our controlling stockholder, SunEdison, or a subsidiary of SunEdison or, in the case of our Chief Operating Officer and our Interim Chief Accounting Officer, by a third-party consulting company. While certain of our named executive officers became employees of the Company in December of 2016, the Company did not pay any cash compensation to such named executive officers until January 2017, except for certain retention payments described further below. The ultimate responsibility and authority for compensation-related decisions for our named executive officers who were employees of SunEdison resided with the SunEdison compensation committee or the chief executive officer of SunEdison, as applicable, and any compensation decisions were not subject to any approvals by our Board or any committees thereof. Moreover, because we are a controlled company under Nasdaq Rule 5615(c), we were not required to establish a compensation committee.

In light of perceived financial difficulties at SunEdison, we began developing a contingency operating plan in January 2016. On February 27, 2016, the Company engaged AlixPartners, LLP (“AlixPartners”) to provide financial advisory and consulting services to the Conflicts Committee. SunEdison filed for bankruptcy on April 21, 2016. In May 2016, following the SunEdison Bankruptcy, we initiated a strategic review process which included, among other things, a review of the executive compensation previously determined by SunEdison and the exploration of a retention program for key employees, including our senior management. On June 30, 2016, our Board determined that it was in the best interest of the Company for the compensation of our executive officers to be determined by an independent committee of the Board and delegated the power and authority of the Board with respect to compensation for executive officers, including relating to base compensation, bonuses, merit adjustments, annual incentive compensation, awards of restricted stock units and equity-based compensation, to our Conflicts Committee. On August 29, 2016, the Board determined that the Conflicts Committee may be treated as the Company’s ‘compensation committee’ for disclosure purposes with respect to the year ended December 31, 2016 to the extent the Conflicts Committee exercised authority with respect to certain compensation matters during the 2016 fiscal year. On February 3, 2017, the Board created and designated our Compensation Committee. However, our Compensation Committee was created after the end of the 2016 fiscal year and thus was not responsible for, and did not participate in, the determination of compensation for our named executive officers in 2016. The Conflicts Committee's determinations of compensation for our named executive officers in 2016 were made prior to the reconstitution of the Conflicts Committee on February 3, 2017.

Compensation Philosophy and Objectives for 2016

The objective of our executive compensation for 2016 was principally to retain and motivate our senior executives following the SunEdison Bankruptcy. Our payment of equity-based compensation was designed to incentivize our senior executives to preserve and defend stockholder value in light of potential claims against the Company in the SunEdison Bankruptcy and the uncertainty and operational challenges we faced as we transitioned away from reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure, and the operation, maintenance and asset management of our renewable energy facilities. Our payment of equity-based compensation was also designed to ultimately incentivize our senior executives to maximize stockholder value through our exploration of strategic alternatives. In addition, our senior executives are rewarded for the accomplishment of corporate strategic objectives and the accomplishment of individual goals through the payment of discretionary cash bonuses.

Details of the Elements of Our Named Executive Officer’s 2016 Compensation

Mr. Wuebbels

All 2016 compensation for Mr. Wuebbels was determined prior to the SunEdison Bankruptcy by our controlling stockholder, SunEdison, or a subsidiary of SunEdison. The ultimate responsibility and authority for the compensation-related decisions for Mr. Wuebbels resided with the SunEdison compensation committee or the chief executive officer of SunEdison, as applicable, and any compensation decisions for Mr. Wuebbels were not subject to any approvals by our Board or any committees thereof. As such, this Compensation and Discussion Analysis does not include a discussion of the elements of 2016 compensation for Mr. Wuebbels.

Mr. Blackmore

Mr. Blackmore does not receive compensation for his service as our Interim Chief Executive Officer. All compensation disclosed for Mr. Blackmore in our 2016 Summary Compensation Table represent fees or RSUs awarded to Mr. Blackmore for his service as a member of our Board. Because Mr. Blackmore does not receive compensation for his service as our Interim Chief Executive Officer, this Compensation and Discussion Analysis does not include a discussion of the elements of 2016 compensation for Mr. Blackmore.

Messrs. Studebaker and Rawden

Messrs. Studebaker and Rawden were appointed to serve as our Chief Operating Officer and Interim Chief Accounting Officer, respectively, pursuant to an engagement letter (the “Engagement Letter”) between the Company and AP Services, LLC (“APS”), an affiliate of AlixPartners. Pursuant to the terms of the Engagement Letter, the Company compensates APS for its services and reimburses APS for its expenses, with an hourly rate of $950 as compensation for the performance of Mr. Studebaker as Chief Operating Officer and an hourly rate of $830 as compensation for the performance of Mr. Rawden as Interim Chief Accounting Officer. APS may also receive a discretionary success fee determined by the Chief Executive Officer of the Company based on the outcome of the engagement and the Chief Executive Officer’s view of the Chief Operating Officer and Interim Chief Accounting Officer’s performance. The success fee is expected to be in the range of $1 million to $2 million for good or expected performance, with the possibility of additional amounts paid for exceptional performance. The Company may also be obligated to pay APS a break fee of $1 million if the engagement of APS or the services of Mr. Studebaker are terminated under certain circumstances.

From the time of Mr. Rawden and Mr. Studebaker’s appointment as officers of the Company in June of 2016 through the end of the fiscal year ended December 31, 2016, Mr. Rawden accrued $616,897.50 in fees for services billed to the Company and Mr. Studebaker accrued $652,697.50 in fees for services billed to the Company. Messrs. Studebaker and Rawden are not directly compensated by the Company. Messrs. Studebaker and Rawden are not employees of the Company and do not receive a salary or any equity-based compensation from the Company and are not eligible for any retention payments, benefits or severance offered by the Company to its employees or senior executives, except for the break fee payable to APS under certain circumstances as described above.

Ms. Cranna and Mr. Deschler

Base Salary

The payment of a base salary enables us to attract and retain executives by establishing minimum compensation levels. Given the uncertainty surrounding the Company following the SunEdison Bankruptcy, we determined that a portion of the 2016 compensation of our named executive officers should be paid in cash to ensure retention of our senior management.

The 2016 base salaries of Ms. Cranna and Mr. Deschler and certain perquisites of Mr. Deschler were originally determined by the SunEdison compensation committee and the chief executive officer of SunEdison. However, following the SunEdison Bankruptcy, the Conflicts Committee asked a third party advisor to review the base salary paid to Ms. Cranna and Mr. Deschler. In April 2016, this third party advisor engaged in a benchmarking process that compared the compensation of similarly-leveled roles at twelve peer competitors that had public information available for executive compensation. The peer group consisted of yieldcos, MLPs and other similar energy companies. The twelve companies included in the peer group were 8point3 Energy Partners, Algonquin Power & Utilities Corp, Atlantic Power Corp, Boralex Inc, BreitBurn Energy Partners LP, Capital Power Corp, Legacy Reserves LP, Natural Resource Partners LP, NextEra Partners, Northland Power Inc., NRG Yield and Pattern Energy. The third party advisor reviewed the market capitalization, revenue, EBITDA and operating cash flow of the peer group and determined that TerraForm Power’s corresponding financial metrics fell within those of the peer group. The third party advisor determined that Ms. Cranna and Mr. Deschler’s base salaries were within the range of publicly disclosed base salaries for similarly leveled roles at the peer group. The Company’s human resources department also reviewed certain benchmarking data that was made available from Aon Hewitt to analyze geographical variances in peer compensation. Based on this analysis and the Conflict Committee’s individual review of the compensation levels, the Conflicts Committee determined that the 2016 base salary of Ms. Cranna and Mr. Deschler and certain perquisites of Mr. Deschler should remain generally unchanged from the amounts initially determined by SunEdison, which is reflected in the compensation arrangements described further below.

2016 Retention Payments

Because of its financial difficulties and the resulting Bankruptcy, SunEdison, as the Company’s controlling stockholder, did not pay bonuses to our named executive officers or any other employees for their services performed for the Company during 2015. In light of this failure and the importance of retaining and motivating key personnel, the Company, in April 2016 approved the grant of retention cash awards to Ms. Cranna and Mr. Deschler, among others. Ms. Cranna received a retention award of $299,361 and Mr. Deschler received a retention award of $216,930. The retention payments were payable in cash and vested in equal installments on May 31, 2016, September 30, 2016 and March 31, 2017. The amounts presented in the 2016 Summary Compensation Table reflect the vesting and payment of the first two installments of the retention payments. The third installment of the 2016 retention payment for Ms. Cranna and Mr. Deschler vested on March 31, 2017 and was paid out thereafter.

Equity-Based Compensation

The payment of equity-based compensation aligns the incentives of our senior management and our stockholders. During 2016, the payment of equity-based compensation provided incentives to Ms. Cranna and Mr. Deschler to preserve stockholder value in the aftermath of the SunEdison Bankruptcy. On October 26, 2016, the Conflicts Committee determined that certain key employees, including Ms. Cranna and Mr. Deschler, should be granted equity-based compensation. The equity-based compensation was granted in the form of RSUs which vest upon a time-based schedule. Pursuant to this schedule, the RSUs will vest 25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date. As has been the general practice of the Company when granting RSUs, under the terms of the relevant RSU Award Agreements, these RSUs will vest in full upon a change in control. The Conflicts Committee determined this vesting schedule created appropriate long-term incentives for senior management while balancing the need to retain key personnel.

In determining the amount of equity-based compensation paid to Ms. Cranna and Mr. Deschler, the Conflicts Committee reviewed benchmarking data based on researched best practices and how similar sized companies handle annual equity grants.

On November 18, 2016, the Company awarded Ms. Cranna 8,528 RSUs worth $116,151 based on the closing price of TerraForm Power’s Class A common stock on that day, and Mr. Deschler 6,180 RSUs worth $84,172 based on the closing price of TerraForm Power’s Class A common stock on that day, all under the Company’s 2014 Second Amended and Restated Long-Term Incentive Plan. Based upon the closing stock price of TerraForm Power, Inc.’s Class A common stock on December 31, 2016, the accelerated vesting of these RSUs would result in a payment of $109,243.68 to Ms. Cranna and a payment of $79,165.80 to Mr. Deschler. As described under “Potential Payment Upon Termination or Change in Control” below, based upon a valuation of the acceleration of Ms. Cranna and Mr. Deschler’s outstanding RSAs and RSUs calculated based on the closing price on December 31, 2016 of SunEdison common stock, TerraForm Power, Inc. Class A common stock and TerraForm Global, Inc. Class A common stock, as applicable, Ms. Cranna would be entitled to $1,552,239 upon a change in control and Mr. Deschler would be entitled to $1,671,375. The actual amount received by Ms. Cranna and Mr. Deschler upon the sale of shares received under RSAs and RSUs would depend on the actual market value at the time of such sale.

Letter Agreements Regarding Accelerated Vesting

In July 2016, each of the Company and TerraForm Global entered into a letter agreement with each of Ms. Cranna and Mr. Deschler (collectively, the “July 2016 Letter Agreements”), which provide for accelerated vesting of RSAs and RSUs upon the occurrence of certain events. Pursuant to the July 2016 Letter Agreements, if either Ms. Cranna or Mr. Deschler, as applicable, had been terminated by SunEdison without cause or had resigned for good reason and had not received an offer of employment at either the Company or TerraForm Global in an equivalent position and with equivalent compensation, or, following a transition of her or his employment to either the Company or TerraForm Global, is terminated by the Company or TerraForm Global, as applicable, without cause or resigns for good reason, then 100% of her or his unvested RSAs and RSUs in each of the Company and TerraForm Global, Inc. will immediately vest, contingent upon the execution of a separation and release of claim agreement.

In addition, pursuant to the July 2016 Letter Agreements, if Ms. Cranna or Mr. Deschler, as applicable, becomes an employee of TerraForm Power, and remains an employee of TerraForm Power at the time that TerraForm Power ceases to be an affiliate of TerraForm Global, then all of their unvested RSAs and RSUs in TerraForm Global, Inc. will immediately vest. Mr. Deschler, although not an officer of TerraForm Global, was granted such awards when he was an employee of SunEdison, in recognition of services he performed in support of TerraForm Global’s initial public offering and operations prior to and after such initial public offering. If Ms. Cranna and Mr. Deschler, as applicable, becomes an employee of TerraForm Global, and remains an employee of TerraForm Global at the time that TerraForm Global ceases to be an affiliate of TerraForm Power, then all of their unvested RSAs and RSUs in TerraForm Power, Inc. will immediately vest.

In December 2016, the July 2016 Letter Agreements were updated to apply to any RSU grants made by the Company to Mr. Deschler, and by the Company and TerraForm Global to Ms. Cranna, subsequent to the execution of the July 2016 Letter Agreements.

Letter Agreements Regarding Compensation and Severance

On August 25, 2016, the Company entered into a letter agreement with Mr. Deschler with respect to certain severance and compensation terms (the “August 25 Letter Agreement”). TerraForm Global was also a party to the August 25 Letter Agreement with respect to its agreement to have the August 25 Letter Agreement assigned to it if Mr. Deschler later became employed by TerraForm Global. On August 30, 2016, the Company entered into a letter agreement with Ms. Cranna with respect to similar severance and compensation terms (the “August 30 Letter Agreement” and together with the August 25 Letter Agreement, the “August Letter Agreements”). TerraForm Global was also a party to the August 30 Letter Agreement with respect to its agreement to (a) share the financial obligations of the Company if Ms. Cranna later became employed by the Company but performed duties for both the Company and TerraForm Global and (b) have the August 30 Letter Agreement assigned to TerraForm Global if Ms. Cranna had later become employed solely by TerraForm Global, Inc. The Company and TerraForm Global later decided to split equally the costs of Ms. Cranna's compensation and benefits (other than any equity compensation, the cost of which is being born by the relevant entity that grants such equity compensation).

On December 12, 2016 and December 20, 2016, each of Ms. Cranna and Mr. Deschler entered into further letter agreements with TerraForm Power, that clarified the conditions for bonuses for 2016, and pursuant to which they accepted offers of at-will employment by the Company, effective as of December 18, 2016 (each, an "Employment Letter Agreement," and jointly with the August Letter Agreements, the "Letter Agreements"). The Letter Agreements provide as follows, in each case subject to additional terms and conditions contained in the Letter Agreements and, in the case of Ms. Cranna, the agreement regarding cost splitting between the Company and TerraForm Global described above if Ms. Cranna performs duties for both the Company and TerraForm Global and a commitment by TerraForm Global to have the letter agreement assigned to it if Ms. Cranna is employed solely by TerraForm Global.

◦
The Company agreed to pay a base salary of $401,145 annualized for Ms. Cranna and $290,686 annualized for Mr. Deschler. In addition, the Company will reimburse Mr. Deschler for his two daughters’ school fees in an amount up to $20,000 per year for each daughter, and will gross-up any such reimbursement amount for taxes withheld on such reimbursements.

◦
If the applicable officer is terminated without cause, resigns for good reason or dies, the officer is eligible to receive a lump-sum cash severance of one year of base salary and a payment equal to 12 months of COBRA health premiums, conditioned upon the executive officer executing a release of claims agreement in favor of the Company and meeting her or his obligations under any restrictive covenant agreements benefitting the Company. “Good reason” under the Letter Agreements includes a material adverse change in the executive officer’s reporting relationship, authority, duties or responsibilities; any material reduction in base salary or any materially adverse change in the percentage of base salary used to determine annual bonus opportunities; or a relocation to an office more than 50 miles from the executive officer’s office immediately prior to such relocation (unless such new location is closer to the executive officer’s residence at the time of such relocation).

◦
The officer is eligible to participate in an annual variable incentive plan (the “Bonus Plan”) of the Company. The target under the Bonus Plan for Mr. Deschler is 50% of his base salary, with a maximum of 100%. The target under the Bonus Plan for Ms. Cranna is 60% of her base salary, with a maximum of 120%.

◦
For the 2016 bonus, given the special challenges facing the Company, such officers were also eligible for an additional discretionary bonus, with a target of 12.5% and a maximum of 25% of base salary, depending on performance.

An estimate of the value of the payments described above that would be payable to the Company’s named executive officers under their severance letter agreements in connection with a qualifying termination of employment as of December 31, 2016, is provided under “Potential Payment Upon Termination or Change in Control” below.

The Company entered into the letter agreements described above to encourage Ms. Cranna and Mr. Deschler to remain employed by SunEdison or, if applicable, the Company or TerraForm Global despite the uncertainty caused by the SunEdison Bankruptcy.

Non-Equity Incentive Plan Compensation

The payment of a discretionary bonus allows the Company to incentivize and reward our senior management for achieving certain corporate performance targets and allowed the Company to retain key personnel following the SunEdison Bankruptcy.

As described above, pursuant to the terms of the Letter Agreements, Ms. Cranna and Mr. Deschler were eligible to participate in a newly formed Bonus Plan of the Company as of January 1, 2016. To arrive at the 2016 annual bonus payout amounts for Ms. Cranna and Mr. Deschler, a target annual incentive of 60% of 2016 base salary for Ms. Cranna and 50% of 2016 base salary for Mr. Deschler was multiplied by an individual payout factor. Each individual payout factor was based on a combination of corporate performance and individual performance. For each of Ms. Cranna and Mr. Deschler, corporate performance was assigned a weighting of 70% of the total payout factor for each of Ms. Cranna and Mr. Deschler and individual performance was assigned a weighting of 30% of the total payout factor for Ms. Cranna and Mr. Deschler. A similar calculation was performed using a target of 12.5% of the relevant base salary for the additional discretionary bonus. The relative weighting of corporate performance and individual performance allowed the Company to reward individual achievements and link executive compensation to Company performance. In determining the components of the bonuses paid to Ms. Cranna and Mr. Deschler under the Bonus Plan, the Conflicts Committee reviewed benchmarking data provided from a third party and considered the historical bonus levels set by SunEdison, the appropriate weighting between cash and equity compensation and total compensation levels.

Management identified and developed corporate performance measures for 2016 in conjunction with the Company’s human resources professionals. These corporate performance measures were subsequently approved by the Company’s Conflicts Committee. For 2016, the selected corporate performance measures and target goals were designed to achieve strategic objectives following the SunEdison Bankruptcy. For 2016, the Company had five target corporate measures, each of which had an equal 20% weighting. The five target corporate measures are described in the following table and were reviewed and approved by the Conflicts Committee on January 3, 2017:

Company Measures	Targets	2016 Weighting	Max Payout	Actual Performance as of January 3, 2017	Payout Results
Remove Overhangs	Regain compliance with NASDAQ, SEC and debt agreements	20%	Complete audits by: 10-K: 8/31/2016 Q1: 9/30/2016 Q2: 10/31/2016 Q3: 11/31/2016	Maintain compliance with NASDAQ and debt agreements. Filed 10K and 10Qs for 1Q 2016, 10Qs for 2Q 2016 and 3Q 2016 will be filed in January/February (reached target)	150%
Fleet Performance	Operating Performance Ratio (OPR) >98.0%	20%	OPR of > 103.0% with pro-rata above Target	OPR through 11/22/2016: 98.3% (above target)	102%
Profitability	Meet AOP Gross Profit Margin of 76.3%	20%	Gross Profit Margin of 82.0% with pro-rata above Target	Estimate Full Year GPM of 76.6% (above target)	106%
Liquidity	Minimum of $250M of liquidity, satisfy debt requirements and close Canada re-financing and UK sale	20%	Achieve all metrics	Unrestricted cash: $479M Close Canada Financing - Closed & Funded CAD $120M UK Sale - Agreements to be signed 1/5/2017 (above target)	200%
Employee Engagement	Coaching and Feedback: 10% improvement based on employee surveys Career Development: 80% of employees complete and track development plan Retention: >80% of top performers	20%	Coaching and Feedback: 20% improvement Career Development: 100% completion and tracking Retention: 95% of top performers	Coached TERP personnel and provided feedback on career development All TERP personnel have received offers (working on GAM wave 2) Held company picnic for team building outside of office (above target)	200%

Based on these results, the Conflicts Committee approved a total Company rating of 151.6% of target bonus compensation on January 3, 2017.

Our Chairman and Interim Chief Executive Officer determined an individual performance measure of 100% of target bonus compensation for Ms. Cranna and 125% of target bonus compensation for Mr. Deschler. Based on the corporate measures described above and these individual performance measures, Ms. Cranna achieved an individual and corporate performance rating that resulted in a bonus of approximately 94% of Ms. Cranna’s base compensation, which bonus equaled $376,498, payable in cash. Based on the Company’s achievement of the corporate measures described above and additional individual performance measures, our Chairman and Interim Chief Executive Officer determined that Mr. Deschler achieved an individual and corporate performance rating that resulted in a bonus of approximately 92% of Mr. Deschler’s base compensation, which bonus equaled $268,536, payable in cash.

Qualified Retirement Benefits

During 2016, Ms. Cranna and Mr. Deschler participated in SunEdison’s 401(k) plan, which is a broad-based tax-qualified retirement plan. Consistent with other participants in the SunEdison 401(k) plan, Ms. Cranna and Mr. Deschler are eligible to make pre-tax, and “Roth” after-tax, 401(k) contributions to the SunEdison 401(k) plan and receive a percentage of individual contributions plus a defined contribution from SunEdison, subject to certain limitations. For fiscal 2016, Ms. Cranna received a contribution of $12,936. For fiscal 2016, Mr. Deschler received a contribution of $16,430.

Perquisites

As discussed under Letter Agreements Regarding Compensation and Severance above, the Company has agreed to reimburse Mr. Deschler for his two daughters’ school fees in an amount up to $20,000 per year for each daughter. The Company will gross-up any such reimbursement amount for taxes withheld on such reimbursements. No reimbursements were made during 2016, as part of the relevant fees had been covered in 2015, and the remainder was covered in 2017. Because no reimbursements were paid or received during 2016, the 2016 Summary Compensation Table does not reflect any such reimbursements. A similar reimbursement arrangement was originally provided by SunEdison and the Company determined that it was an appropriate perquisite to continue to include in Mr. Deschler’s overall 2016 compensation in light of Mr. Deschler’s total compensation and the allocation of Mr. Deschler’s total compensation between equity and non-equity based payments.

Ms. Cranna and Mr. Deschler also participate in our medical and dental program and receive life insurance and long-term disability insurance coverage. In general, these programs are consistent with programs made available to all of our employees.

Our named executive officers also receive certain other perquisites which have little or no incremental cost to us.

Other Items

In November 2016, the Company issued offers of employment with the Company to Ms. Cranna and Mr. Deschler. Ms. Cranna and Mr. Deschler became direct employees of the Company effective December 18, 2016. Pursuant to the terms of the Letter Agreements, if either Ms. Cranna or Mr. Deschler is terminated without cause, resigns for good reason or dies, they are eligible to receive a lump-sum cash severance of one year of base salary and a payment equal to 12 months of COBRA health premiums.

Other Factors Affecting Compensation

Generally, Section 162(m) of the Internal Revenue Code prevents a company from receiving a federal income tax deduction for compensation paid to the chief executive officer and the next three most highly compensated officers (other than the chief financial officer) in excess of $1 million for any year, unless that compensation is performance-based. Taxable compensation paid by the Company to the chief executive officer and the next three highly compensated officers (other than the chief financial officer) was not in excess of $1 million in the fiscal year ended December 31, 2016. If deemed necessary or appropriate in the future, the Company will endeavor to structure its compensation policies to qualify as performance-based under Section 162(m) of the Internal Revenue Code. Nonetheless, from time to time certain nondeductible compensation may be paid and the Board and the Compensation Committee reserve the authority to award nondeductible compensation to executive officers in appropriate circumstances.

Stockholder Advisory Vote on Executive Compensation

The Company has not previously been required to hold a nonbinding say on pay vote in which stockholders can approve the compensation of our named executive officers. The Company has also not previously been required to hold a stockholder advisory vote on the frequency of holding the say on pay vote. The Company expects that both the nonbinding, advisory say on pay vote and the nonbinding, advisory, vote on the frequency of the say on pay vote will be held at the Company’s next annual meeting of stockholders.

REPORT OF THE CONFLICTS COMMITTEE

Our Board has determined that our Conflicts Committee may be treated as the Company’s ‘compensation committee’ for disclosure purposes with respect to the year ended December 31, 2016. Our Compensation Committee was created after the end of the 2016 fiscal year and was not responsible for, and did not participate in, the determination of compensation for our named executive officers in 2016.

The Conflicts Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Conflicts Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

THE CONFLICTS COMMITTEE

Edward Hall, Chairman
Christian Fong
Kerri Fox
David Pauker
Marc Rosenberg

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the current members of the Conflicts Committee or the Compensation Committee is, or was at any time, an officer or employee of the Company or any of its subsidiaries. With the exception of Mr. Blackmore, our Chairman and Interim Chief Executive Officer, none of the Company’s executive officers serves or has served on the Board, Conflicts Committee or Compensation Committee of any entity that has one or more executive officers serving on our Board, Conflicts Committee or Compensation Committee during the most recently completed fiscal year.

Summary of Executive Compensation

Summary Compensation Table

The following table presents summary information concerning 2016 compensation awarded or paid to, or earned by: (i) each individual that served as the Company’s Chief Executive Officer during 2016; (ii) each individual that served as the Company’s Chief Financial Officer during 2016; and (iii) each of the other three most highly compensated executive officers for the year 2016 who were serving as executive officers as of December 31, 2016 (collectively, such persons were the “named executive officers” for the Company for 2016).

Name and Principal Positions as of 12/31/2016	Year	Salary ($)(1)	Retention Bonus ($) (12)	Stock Awards ($)(2)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($) (3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Peter Blackmore (4)	2016	—	—	321,168	(5)	—	—		—	100,000	(6)	421,168
Chairman & Interim Chief Executive Officer
Rebecca Cranna (8)	2016	412,067	199,574	224,198	(5)	—	376,498	(14)	—	12,936	(7)	1,225,273
Executive Vice President and Chief Financial Officer	2015	328,713	—	1,296,119	(5)	—	—		—	15,484	(7)	1,640,316
	2014	108,630	—	4,333,150	(5)	—	64,288	(3)	—	2,000	(7)	4,508,068
Sebastian Deschler	2016	308,474	144,620	162,464	(5)	—	268,536	(14)	—	16,430	(7)	900,524
Senior Vice President, General Counsel and Secretary	2015	287,038	—	309,168	(5)	—	—		—	20,030	(7)	616,236
	2014	256,667	—	94,453	(5)	—	175,560	(3)	—	11,502	(7)	538,182
Thomas Studebaker (9)(10)	2016	—	—	—		—	—		—	1,305,395	(9)	1,305,395
Chief Operating Officer
David Rawden (9)(11)	2016	—	—	—		—	—		—	1,233,795	(9)	1,233,795
Interim Chief Accounting Officer
Brian Wuebbels (8)(13)	2016	234,850	—	—		—	—		—	14,318	(7)	249,168
President and Chief Executive Officer	2015	489,655	—	3,440,373	(5)	—	—		—	35,000	(7)	3,965,028
	2014	455,000	—	1,908,000	(5)	—	682,500	(3)	—	16,043	(7)	3,061,543
————

(1)
Amounts shown include (a) cash compensation earned and received, (b) cash compensation earned but deferred at the election of the executive officer under the SunEdison Retirement Savings Plan and (c) cash received in exchange for earned but unused paid time off.

(2)
All option awards reflected in the table are non-qualified stock options and all stock awards reflected in the table are Restricted Stock Units or Restricted Stock Awards, in each case, issued under the SunEdison, Inc. 2010 Amended and Restated Equity Incentive Plan, the SunEdison, Inc. 2015 Long-Term Incentive Plan, the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan or the TerraForm Global, Inc. 2014 Long-Term Incentive Plan. For a detailed description of the individual Restricted Stock Units or Restricted Stock Awards awarded under these plans, please see "Outstanding Equity Awards at Fiscal Year-End" below. The dollar amounts shown for stock awards and option awards represent the aggregate grant date fair value with respect to fiscal years 2016, 2015 and 2014 in accordance with the applicable Accounting Standard Codification 718, Stock Compensation, excluding the effect of forfeitures related to service-based conditions. These amounts do not reflect whether the named executive officers have actually realized or will realize a financial benefit from the awards. For information on the assumptions used to calculate the value of the awards, refer to Note 2 to consolidated financial statements in this annual report on Form 10-K.

(3)	These amounts were awarded for fiscal 2014 under SunEdison, Inc. annual incentive plan for executive officers.

(4)
Mr. Blackmore joined the Company's Board and became its Chairman on November 20, 2015. He served as the chairman of the Office of the Chairman from March 30, 2016 until April 21, 2016 whereupon the Board dissolved the Office of the Chairman and Mr. Blackmore was appointed as Interim Chief Executive Officer in addition to his role as Chairman of the Board.

(5)
Represents shares and units granted under the SunEdison 2010 Amended and Restated Equity Incentive Plan, the TerraForm Power, Inc. Long-Term Incentive Plan and the Terraform Global, Inc. Long-Term Incentive Plan. For a detailed description of the individual Restricted Stock Units or Restricted Stock Awards awarded under these plans, please see "Outstanding Equity Awards at Fiscal Year-End" below.

(6)
Represents cash fees paid to Mr. Blackmore for his service as a director for the Company and TerraForm Global, Inc. Mr. Blackmore does not receive additional cash or equity compensation for his service as the Interim Chief Executive Officer of the Company or Terraform Global, Inc.

(7)	Amount shown is contribution by SunEdison to the SunEdison Retirement Savings Plan.

(8)
These individuals split their time evenly between the Company and TerraForm Global, Inc. The cash compensation received by each of these individuals reflects the total cash compensation received for services provided to the Company and to TerraForm Global, Inc. Beginning in 2017, Ms. Cranna is an employee of TerraForm Power, Inc. and is compensated directly by the Company.

However, pursuant to the August 30 Letter Agreement, TerraForm Global, Inc. will reimburse the Company for 50% of the cash compensation paid by the Company to Ms. Cranna.

(9)
Pursuant to the Engagement Letter, the Company compensates AlixPartners, LLC for its services and reimburses AlixPartners, LLC for its expenses, with an hourly rate of $950 as compensation for the performance of Mr. Studebaker as Chief Operating Officer and an hourly rate of $830 as compensation for the performance of Mr. Rawden as Interim Chief Accounting Officer. Represents amounts paid for their services to the Company and TerraForm Global, Inc. from the time of their appointment (July 2016) through the end of the fiscal year. During such period, Mr. Rawden accrued $616,897.50 in fees for services billed to the Company and Mr. Studebaker accrued $652,697.50 in fees for services billed to the Company.

(10)	Mr. Studebaker is a Managing Director in AlixPartners, LLPs' Turnaround & Restructuring practice. He was appointed Chief Operating Officer effective on July 7, 2016.

(11)	Mr. Rawden is a Director in AlixPartners’ Turnaround and Restructuring practice. He was appointed Interim Chief Accounting Officer effective on July 7, 2016.

(12)
In April 2016, the Company approved retention cash awards to select executives. The awards vest in equal installments on May 31, 2016, September 30, 2016 and March 31, 2017. Amounts represent the first two installments that vested and were paid out in 2016.

(13)	Mr. Wuebbels resigned as President and Chief Executive Officer and Director of the Company on March 30, 2016.

(14)	These amounts were awarded for fiscal 2016 under TerraForm Power, Inc.'s Bonus Plan.

Grants of Plan-Based Awards

The following table sets forth plan-based awards to the named executive officers during 2016.

		Estimated Future Payouts Under					All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Non-equity Incentive Plan Awards ($)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Peter Blackmore	7/25/2016	—	—		—		12,000	(1)	—	—	156,000
	7/25/2016	—	—		—		44,400	(2)	—	—	165,168
											321,168
Rebecca Cranna	—	—	290,830	(3)	581,660	(4)	—		—	—	—
	11/18/2016	—	—		—		8,528	(1)	—	—	110,779
	11/18/2016	—	—		—		29,847	(2)	—	—	113,419
											224,198
Sebastian Deschler	—	—	181,679	(5)	363,358	(6)	—		—	—	—
	11/18/2016	—	—		—		6,180	(1)	—	—	80,278
	11/18/2016	—	—		—		21,628	(2) (7)	—	—	82,186
											162,464
David Rawden	—	—	—		—		—		—	—	—
Thomas Studebaker	—	—	—		—		—		—	—	—
Brian Wuebbels	—	—	—		—		—		—	—	—
————

(1)	Represents grants made under the TerraForm Power, Inc. 2014 Long-Term Incentive Plan.

(2)	Represents grants made under the Terraform Global, Inc. 2014 Long-Term Incentive Plan.

(3)
Represents 60% of 2017 base salary and 12.5% additional discretionary bonus target as described above in "Letter Agreements Regarding Compensation and Severance." Pursuant to the terms of the August 30 Letter Agreement, TerraForm Global, Inc. will reimburse the Company for 50% of the cash compensation paid by the Company to Ms. Cranna.

(4)
Represents 120% of 2017 base salary and 25% additional discretionary bonus maximum as described above in "Letter Agreements Regarding Compensation and Severance." Pursuant to the terms of the August 30 Letter Agreement, TerraForm Global, Inc. will reimburse the Company for 50% of the cash compensation paid by the Company to Ms. Cranna.

(5)	Represents 50% of 2017 base salary and 12.5% additional discretionary bonus target as described above in "Letter Agreements Regarding Compensation and Severance."

(6)	Represents 100% of 2017 base salary and 25% additional discretionary bonus maximum as described above in "Letter Agreements Regarding Compensation and Severance."

(7)
Ms. Deschler, although not an officer of TerraForm Global, was granted such awards when he was an employee of SunEdison, in recognition of services he performed in support of TerraForm Global's initial public offering and operations prior to and after such initial public offering.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by the named executive officers of the Company at December 31, 2016.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (1)	Grant Date of Stock Award	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name
Peter Blackmore	—	—	—	—	—	7/25/2016	12,000	(3)	153,720	—	—
	—	—	—	—	—	7/25/2016	44,400	(4)	175,380	—	—
Rebecca Cranna	—	—	—	—	—	9/1/2014	60,000	(6)	768,600	—	—
	—	—	—	—	—	9/1/2014	8,250	(5)	578	—	—
	—	—	—	—	—	3/2/2015	750	(7)	53	—	—
	—	—	—	—	—	3/2/2015	4,000	(8)	280	—	—
	—	—	—	—	—	3/10/2015	510	(9)	6,533	—	—
	—	—	—	—	—	3/10/2015	1,814	(10)	23,237	—	—
	—	—	—	—	—	3/31/2015	67,068	(11)	264,919	—	—
	—	—	—	—	—	10/15/2015	18,750	(7)	1,313	—	—
	—	—	—	—	—	12/22/2015	60,750	(12)	4,253	—	—
	—	—	—	—	—	12/22/2015	13,500	(6)	172,935	—	—
	—	—	—	—	—	12/23/2015	22,500	(13)	88,875
	—	—	—	—	—	11/18/2016	8,528	(6)	109,244	—	—
	—	—	—	—	—	11/18/2016	29,847	(13)	117,896	—	—
Sebastian Deschler	667	—	—	2.77	8/20/2019	7/18/2013	1,875	(7)	131	—	—
	1,001	—	—	2.77	8/20/2019	1/31/2014	69,451	(6)	889,667	—	—
	2,500	—	—	3.45	4/25/2022	3/31/2015	134,137	(11)	529,841	—	—
	7,500	3,750	—	9.58	7/18/2023	12/22/2015	4,500	(6)	57,645	—	—
	—	—	—	—	—	12/22/2015	20,250	(12)	1,418	—	—
	—	—	—	—	—	12/22/2015	7,500	(13)	29,625	—	—
	—	—	—	—	—	11/18/2016	6,180	(6)	79,166	—	—
	—	—	—	—	—	11/18/2016	21,628	(13)	85,431	—	—
Thomas Studebaker	—	—	—	—	—	—	—		—	—	—

David Rawden	—	—	—	—	—	—	—		—	—	—
Brian Wuebbels (15)	25,000	—	—	55.74	8/13/2017	5/2/2014	120,000	(14)	8,400	—	—
	25,000	—	—	55.74	8/13/2017	3/10/2015	6,000	(9)	76,860	—	—
	2,500	—	—	69.84	1/23/2018	3/10/2015	21,334	(10)	273,289	—	—
	5,000	—	—	51.63	7/22/2018	3/10/2015	9,000	(7)	630	—	—
	3	—	—	15.99	4/20/2020	3/10/2015	48,000	(8)	3,360	—	—
	16,000	—	—	11.63	4/27/2021	3/31/2015	536,547	(11)	2,119,361	—	—
	6,250	—	—	3.45	4/25/2022	12/23/2015	50,000	(6)	640,500	—	—
	150,000	—	—	2.13	5/16/2022	—	—		—	—	—
	80,000	—	—	1.76	7/24/2022	—	—		—	—	—
	98,667	—	—	3.27	9/18/2022	—	—		—	—	—
	150,000	—	—	9.58	7/18/2023	—	—		—	—	—
————

(1)
All stock option awards were granted under the SunEdison 2010 Equity Incentive Plan and are exercisable for one share of SunEdison common stock at the option exercise price listed. The grant date of all stock option awards is ten years prior to the expiration date. Employees have three months from a termination date within which to exercise exercisable stock options.

(2)
Based on SunEdison’s closing stock price on December 31, 2016 of $0.07, and on Terraform Power, Inc. closing stock price on December 31, 2016 of $12.81, and on Terraform Global, Inc. closing stock price on December 31, 2016 of $3.95.

(3)	Represents RSUs granted under the 2014 TerraForm Power, Inc. Long-term Incentive Plan. These RSUs vest in full on May 27, 2017.

(4)	Represents RSUs granted under the 2014 TerraForm Global, Inc. 2014 Long-Term Incentive Plan. These RSUs vest in full on May 27, 2017.

(5)	Represents RSUs granted under the SunEdison 2010 Equity Incentive Plan. These RSUs vest in increments of 33%, 33% and 34% over three years commencing on the first anniversary of the grant date.

(6)
Represents RSAs or RSUs granted under the 2014 TerraForm Power, Inc. Long-Term Incentive Plan. These RSAs or RSUs vest in increments of 25% on the first and second anniversary of the grant date, and 50% on the third anniversary of the grant date.

(7)	Represents RSUs granted under the Amended and Restated SunEdison 2010 Equity Incentive Plan. These RSUs vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(8)
Represents RSUs granted under Amended and Restated SunEdison 2010 Equity Incentive Plan. These RSUs are based on performance. There are three performance tiers, each tier represents 33 percent of the entire grant. The performance tiers are measured on the dividend per share (DPS) of TerraForm Power, Inc. Each of the performance tiers are based on TerraForm DPS targets, as predetermined and approved by SunEdison’s Compensation Committee. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017 and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%.

(9)	Represents RSUs granted under TerraForm Power, Inc. Long Term Investment Plan. These RSUs vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(10)
Represents RSUs granted under the 2014 TerraForm Power, Inc. Long-Term Incentive Plan. These RSUs are based on performance. There are three performance tiers, each tier represents 33 percent of the entire grant. The performance tiers are measured on the DPS of TerraForm Power, Inc. Each of the performance tiers are based on TerraForm DPS targets, as predetermined and approved by SunEdison’s Compensation Committee. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017 and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%.

(11)	Represents RSAs granted under the TerraForm Global, Inc. 2014 Long-Term Incentive Plan. These RSAs vest in increments of 25% over four years commencing on the first anniversary on August 5, 2016.

(12)
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

(14)
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

(15)
Mr. Wuebbels left the Company prior to December 31, 2016 and was not eligible for continuation of benefits. As of December 31, 2016, Mr. Wuebbels had 12,500 RSUs, whose vesting or forfeiture is in dispute and which the Company has not delivered to Mr. Wuebbels.

Option Exercised and Stock Vested

The following table sets forth certain information concerning stock option exercises and the vesting of restricted stock units and restricted stock awards of the Company, TerraForm Global and SunEdison during 2016 by the named executive officers of the Company.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Peter Blackmore	—	—	—	—
Rebecca Cranna	—	—	64,776	551,135
Sebastian Deschler	—	—	83,437	526,050
Thomas Studebaker	—	—	—	—
David Rawden	—	—	—	—
Brian Wuebbels	—	—	5,000	25,400

Potential Payment Upon Termination or Change in Control

The following table describes, assuming a termination date of December 31, 2016, an approximation of (i) the amounts that would be due to each of our named executive officers in the form of lump sum cash severance, (ii) the amounts due to each of our named executive officers as the final installment of the retention cash awards, (iii) the value of acceleration of vesting applicable to stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) for each of the named executive officers and (iv) a lump sum cash payment equal to twelve months of COBRA health premiums due to certain named executive officers pursuant to their individual Letter Agreements, in each case in the event of the named executive officer’s (a) death, (b) disability, (c) termination without cause or for good reason (Severance Termination), (d) termination for cause, (e) termination in connection with a change in control and (f) impact of a change in control without termination. Any actual amounts payable to each executive listed below upon his termination can only be determined definitively at the time of each executive’s actual termination.

Under our equity plans, TerraForm Global's equity plans and SunEdison’s equity plans, an employee (including named executive officers) must be terminated without cause or must resign for good reason within two years following a change in control of the Company, TerraForm Global or SunEdison, respectively, in order to receive accelerated vesting of stock options, RSUs and RSAs. Under our equity plans, “good reason” is generally considered a material diminution in an employee’s duties and responsibilities, a decrease in an employee’s base salary or benefits or a relocation of an employee’s work location of more than 50 miles. The plans also provide for accelerated vesting upon the individual’s death or disability during active employment with the Company. We may also designate certain equity grants as eligible for acceleration in circumstances beyond those listed above.

In addition, the outstanding equity awards of each of our named executive officers are governed by the terms of their individual award agreements, which provide for full acceleration of their awards upon death, disability, severance termination/resignation with consent, involuntary termination following a change in control without termination.

Name/Circumstance	Severance ($) (1)	Retention Bonus ($)	Accelerated Vesting ($) (2)	Healthcare ($) (3)	Total ($)
Peter Blackmore
Death	—	—	329,100	—	329,100
Disability	—	—	329,100	—	329,100
Severance Termination / Resignation with Consent	—	—	153,720	—	153,720
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	—	—	153,720	—	153,720
Change-in-Control (no termination)	—	—	153,720	—	153,720
Rebecca Cranna (6)
Death	—	—	1,558,716	—	1,558,716
Disability	—	—	1,558,716	—	1,558,716
Severance Termination	401,145	99,787	1,552,239	19,434	2,072,605
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	401,145	99,787	1,552,239	19,434	2,072,605
Change-in-Control (no termination)	—	—	1,080,549	—	1,080,549
Sebastian Deschler
Death	—	—	1,672,924	—	1,672,924
Disability	—	—	1,672,924	—	1,672,924
Severance Termination	290,686	72,310	1,671,375	19,434	2,053,805
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	290,686	72,310	1,671,375	19,434	2,053,805
Change-in-Control (no termination)	—	—	1,671,375	—	1,671.375
Thomas Studebaker (4)
Death	—	—	—	—	—
Disability	—	—	—	—	—
Severance Termination	—	—	—	—	—
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	—	—	—	—	—
Change-in-Control (no termination)	—	—	—	—	—
David Rawden (4)
Death	—	—	—	—	—
Disability	—	—	—	—	—
Severance Termination	—	—	—	—	—
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	—	—	—	—	—
Change-in-Control (no termination)	—	—	—	—	—
Brian Wuebbels (5)
Death	—	—	3,122,400	—	3,122,400
Disability	—	—	3,122,400	—	3,122,400
Severance Termination	—	—	—	—	—
Termination for Cause	—	—	—	—	—
Involuntary Termination if Change-in-Control	—	—	990,649	—	990,649
Change-in-Control (no termination)	—	—	990,649	—	990,649
————

(1)
Ms. Cranna and Mr. Deschler are entitled to receive lump sum cash severance payments equal to one year of base salary upon an eligible termination event under the terms of their August 2016 Letter Agreements.

(2)
Reflects a valuation of the acceleration of the named executive officer’s outstanding options, RSAs and RSUs calculated based on the closing price on December 31, 2016 of SunEdison common stock, TerraForm Power, Inc. Class A common stock and TerraForm

Global, Inc. Class A common stock, as applicable. The actual amount received by the named executive officer upon the sale of shares received under RSAs and RSUs or following the exercise of options would depend on the actual market value at the time of such sale. For a detailed description of the individual Restricted Stock Units or Restricted Stock Awards, please see "Outstanding Equity Awards at Fiscal Year-End" below.

(3)	Reflects lump sum payment equal to 12 months of continued healthcare coverage under 2017 COBRA rates.

(4)	Messrs. Studebaker and Rawden are not entitled to any payments upon termination.

(5)
Mr. Wuebbels resigned from his position as President and Chief Executive Officer of the Company prior to December 31, 2016. However, since Mr. Wuebbels continued to be employed by SunEdison as of December 31,2016, the applicable benefits remain in effect as of that date.

(6)	Pursuant to the terms of the August 30 Letter Agreement, TerraForm Global, Inc. will reimburse the Company for 50% of the cash compensation paid by the Company to Ms. Cranna.

Letter Agreements Regarding Accelerated Vesting and Severance

See “Item 11. Executive Compensation - Compensation Discussion and Analysis - Details of the Elements of Our Named Executive Officer’s 2016 Compensation - Ms. Cranna and Mr. Deschler” above for information regarding certain letter agreements entered into between the Company and Ms. Cranna and Mr. Deschler.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding beneficial ownership of our voting securities as of June 30, 2017 by:

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

This table lists applicable percentage ownership based on 92,268,474 shares of our Class A common stock and 48,202,310 shares of our Class B common stock (collectively, our “Common Stock”), in each case outstanding as of June 30, 2017. Shares issuable upon exercise of options to purchase shares of our Common Stock that are exercisable within 60 days of June 30, 2017, and shares underlying vested RSUs and underlying RSUs that will vest within 60 days of June 30, 2017, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o TerraForm Power, Inc., 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814.

	Beneficial Ownership (1)
	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares	%	Number of Shares	%	% of Total Voting Power
5% Stockholders:
SunEdison (2)	—	—	48,202,310	100	83.9
Blue Mountain Capital Management (3)	9,119,934	9.9	—	—	1.6
Madison Dearborn Capital Partners IV, LP (4)	6,080,922	6.6	—	—	1.1
The Vanguard Group (5)	6,371,463	6.9	—	—	1.1
Appaloosa Investment Limited Partnership I (6)	8,708,708	9.4	—	—	1.5
Brookfield Asset Management, Inc. (7)	11,075,000	12.0	—	—	1.9
Invesco Ltd. (8)	9,053,457	9.8	—	—	1.6
Blackrock, Inc. (9)	5,565,918	6.0	—	—	1.0
D.E. Shaw & Co., L.P. and certain affiliates (10)	6,080,922	6.6	—	—	1.1
Directors, Named Executive Officers and Executive Officers:
Peter Blackmore	20,400	*	—	—	*
Rebecca Cranna	43,193	*	—	—	*
Sebastian Deschler	141,859	*	—	—	*
Brian Wuebbels (11)	6,227	*	—	—	*
Christian Fong	12,800	*	—	—	*
Christopher Compton	20,400	*	—	—	*
David Pauker	11,700	*	—	—	*
Edward Hall	11,300	*	—	—	*
Hanif Dahya	20,900	*	—	—	*
John Stark	20,400	*	—	—	*
Kerri Fox	11,300	*	—	—	*
Marc Rosenberg	11,300	*	—	—	*
David Rawden	—	*	—	—	*
Thomas Studebaker	—	*	—	—	*
Directors and Executive Officers as a group	331,779	*	—	—	*
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

(5)
As set forth in such company’s Schedule 13G filed with the SEC on February 10, 2017. According to the filing, The Vanguard Group has voting and dispositive power over 6,371,463 shares of Class A common stock. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(6)
As set forth in such company’s Schedule 13D/A filed with the SEC on March 23, 2017. According to the filing, Appaloosa Investment Limited Partnership I, Palomino Master Ltd., Appaloosa LP, Appaloosa Capital Inc., Appaloosa Management L.P., Appaloosa Partners Inc. and David A. Tepper (collectively, “Appaloosa”) share voting and dispositive power over 8,708,708 shares of Class A common stock. The address for Appaloosa is 51 John F. Kennedy Parkway, 2nd Floor, Short Hills, New Jersey 07078.

(7)
As set forth in such company’s Schedule 13D/A filed with the SEC on May 17, 2017. According to the filing, Orion US Holdings 1 L.P. (“Orion US LP”), with respect to Class A common stock directly owned by it, Orion US GP LLC, (“Orion US GP”), with respect to Class A common stock owned by Orion US LP, Brookfield Infrastructure Fund III GP LLC, (“BIF”), which serves as the indirect general partner of Orion US GP and Orion US LP, Brookfield Asset Management Private Institutional Capital Adviser (Canada), L.P. (“BAMPIC Canada”), which serves as the investment adviser to BIF, Brookfield Credit Opportunities Master Fund, L.P., (“Brookfield Credit Opportunities LP”), Brookfield Credit Opportunities Fund GP, LLC (“Brookfield Credit Opportunities GP”), with respect to the Class A common stock owned by Brookfield Credit Opportunities LP, Brookfield Asset Management Private Institutional Capital Adviser (Credit) LLC (“BAMPIC Credit”), which serves as the investment adviser to Brookfield Credit Opportunities LP, Brookfield Asset Management Inc. (“Brookfield”), which is the ultimate parent of BIF, BAMPIC Canada, Brookfield Credit Opportunities GP, and BAMPIC Credit and may be deemed to have voting and dispositive power over the Class A Shares held by the reporting persons and Partners Limited (“Partners”) (Partners holds 85,120 Class B limited voting shares of Brookfield, representing 100% of such shares, and 867,495 Class A limited voting shares of Brookfield, representing approximately 0.1% of such shares) share voting and dispositive power over 11,075,000 shares of Class A common stock. The address of Orion US LP, Orion US GP, BIF, BAMPIC Canada, Brookfield Credit Opportunities LP, Brookfield Credit Opportunities GP, GAMPIC Credit, Brookfield and Partners is 181 Bay Street, Suite 300, Brookfield Place, Toronto, Ontario M5J 2T3, Canada.

(8)
As set forth in such company’s Schedule 13G filed with the SEC on January 11, 2016. According to the filing, Invesco Ltd. has sole voting and dispositive power over 9,053,457 shares of Class A common stock. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(9)
As set forth in such company's Schedule 13G filed with the SEC on January 30, 2017. According to the filing, Blackrock, Inc. has sole voting and dispositive power over 5,565,918 shares of Class A common stock. The address for Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.

(10)
As set forth in such company's schedule 13G filed with the SEC on December 19, 2016. According to the filing, D.E. Shaw & Co., L.P., D.E. Shaw & Co. L.L.C. and David E. Shaw all have shared voting and dispositive power over 6,080,922 shares of Class A common stock. This includes (i) 4,578,575 shares in the name of D. E. Shaw Composite Holdings, L.L.C., (ii) 557,362 shares in the name of D. E. Shaw CF-SP Series 1 MWP Acquisition, L.L.C., (iii) 318,658 shares in the name of D. E. Shaw CF-SP Series 13-04, L.L.C., (iv) 297,766 shares in the name of D. E. Shaw CF-SP Series 8-01, L.L.C., (v) 274,524 shares in the name of D. E. Shaw CF-SP Series 11-06, L.L.C., and (vi) 54,037 shares in the name of D. E. Shaw CF-SP Series 10-07, L.L.C. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of (i) D. E. Shaw Composite Holdings, L.L.C., (ii) D. E. Shaw CF-SP Series 1 MWP Acquisition, L.L.C., (iii) D. E. Shaw CF-SP Series 13-04, L.L.C., (iv) D. E. Shaw CF-SP Series 8-01, L.L.C., (v) D. E. Shaw CF-SP Series 11-06, L.L.C., and (vi) D. E. Shaw CF-SP Series 10-07, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of (i) D. E. Shaw Composite Holdings, L.L.C., (ii) D. E. Shaw CF-SP Series 1 MWP Acquisition, L.L.C., (iii) D. E. Shaw CF-SP Series 13-04, L.L.C., (iv) D. E. Shaw CF-SP Series 8-01, L.L.C., (v) D. E. Shaw CF-SP Series 11-06, L.L.C., and (vi) D. E. Shaw CF-SP Series 10-07, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 6,080,922 shares as described above constituting 6.6% of the outstanding shares and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 6,080,922 shares. The address for D.E. Shaw & Co., L.P., D.E. Shaw & Co. L.L.C. and David E. Shaw is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(11)	Beneficial ownership numbers for NEOs who left the Company are current as of the date of their departure.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to all of our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	3,718,025	(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	—	3,718,025
———

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

(3)	These shares are currently issuable under the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan.

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

See Item 15, Note 20 Related Parties to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding certain relationships and related party transactions, including those with SunEdison, which disclosures are incorporated herein by reference.

Director Independence

We believe Messrs. Compton, Dayha, Fong, Hall, Pauker, Rosenberg and Stark and Ms. Fox qualify as independent directors according to the rules and regulations of the SEC and the NASDAQ. See Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance and Board Matters for additional information regarding director independence.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents aggregate fees billed or to be billed to us for the fiscal years ended December 31, 2016 and December 31, 2015 by KPMG LLP, our principal independent registered public accounting firm.

	Year ended December 31,
(in thousands)	2016	2015
Audit fees[1]	$8,116.4	$10,141.0
Tax fees	382.0	—
All other fees	—	—
Total	$8,498.4	$10,141.0
———

(1)
This category includes KPMG LLP’s audit of our annual consolidated financial statements and review of financial statements included in our quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements and reimbursed expenses billed.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors
TerraForm Power, Inc.:
We have audited TerraForm Power, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TerraForm Power, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Report on Internal Control over Financial Reporting:

•
Ineffective (a) process to ensure that all employees, including management, and outsourced service providers, annually confirm their compliance with the Company’s Code of Business Conduct and that deviations from the expected standards of conduct are identified and remedied in a timely manner and (b) maintenance of a whistleblower hotline;

•	Ineffective Board oversight and management monitoring activities over financial reporting processes and internal controls;

•	Insufficient number of trained resources with assigned responsibility and accountability for financial reporting processes and the effective design and operation of internal controls;

•
Ineffective documented and continuous risk assessment process (a) to identify and analyze risks of financial misstatement due to error and/or fraud; (b) to identify and assess necessary changes in generally accepted accounting principles and financial reporting processes and internal controls impacted by changes in the business model resulting from growth from acquisitions, changes in information systems, changes at SunEdison and transition of key personnel; and (c) to ensure appropriate control activities were established through policies and procedures to carry out management's directives to mitigate risks to the Company's financial reporting objectives;

•	Ineffective information and communication processes to ensure that appropriate and accurate information is available to financial reporting personnel on a timely basis;

•
Ineffective general information technology controls over all operating systems, databases, and IT applications supporting financial reporting resulting in ineffective process‑level automated controls and compensating manual controls dependent upon the information derived from IT systems, and end‑user computing controls over spreadsheets used in financial reporting;

•	Ineffective controls over the completeness, existence, and accuracy of revenues and the completeness, existence, accuracy and valuation of accounts receivable;

•	Ineffective reconciliation controls over the completeness, existence and accuracy of certain balance sheet accounts;

•	Ineffective controls over the completeness, existence and accuracy of expenses and accounts payable and accrued expenses;

•	Ineffective controls over the completeness, existence and accuracy of renewable energy facilities, accumulated depreciation, and depreciation expense;

•	Ineffective controls over the completeness, accuracy and presentation of restricted cash;

•
Ineffective controls over the completeness and accuracy of information used as part of goodwill impairment, long‑lived asset impairment and asset retirement obligations assessments, fair value measurements of underlying assets acquired and liabilities assumed in business combinations, allocation of income between controlling and noncontrolling interest using the hypothetical liquidation of book value method, and debt covenant compliance and going concern evaluation processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TerraForm Power, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated July 21, 2017, which expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements dated July 21, 2017 contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, TerraForm Power, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

McLean, Virginia
July 21, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors
TerraForm Power, Inc.:
We have audited the accompanying consolidated balance sheets of TerraForm Power, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TerraForm Power, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TerraForm Power, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 21, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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

/s/ KPMG LLP

McLean, Virginia
July 21, 2017

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Operating revenues, net	$654,556	$469,506	$127,156
Operating costs and expenses:
Cost of operations	113,302	70,468	10,630
Cost of operations - affiliate	26,683	19,915	8,063
General and administrative expenses	89,995	55,811	20,984
General and administrative expenses - affiliate	14,666	55,330	19,144
Acquisition and related costs	2,743	49,932	10,177
Acquisition and related costs - affiliate	—	5,846	5,049
Loss on prepaid warranty - affiliate	—	45,380	—
Goodwill impairment	55,874	—	—
Impairment of renewable energy facilities	18,951	—	—
Depreciation, accretion and amortization expense	243,365	161,310	41,280
Formation and offering related fees and expenses	—	—	3,570
Formation and offering related fees and expenses - affiliate	—	—	1,870
Total operating costs and expenses	565,579	463,992	120,767
Operating income	88,977	5,514	6,389
Other expenses (income):
Interest expense, net	310,336	167,805	86,191
Loss (gain) on extinguishment of debt, net	1,079	16,156	(7,635)
Loss on foreign currency exchange, net	13,021	19,488	14,007
Loss on investments and receivables - affiliate	3,336	16,079	—
Other expenses, net	2,218	7,362	438
Total other expenses, net	329,990	226,890	93,001
Loss before income tax expense (benefit)	(241,013)	(221,376)	(86,612)
Income tax expense (benefit)	494	(13,241)	(4,689)
Net loss	(241,507)	(208,135)	(81,923)
Less: Pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	—	1,610	(1,498)
Less: Predecessor loss prior to the IPO on July 23, 2014	—	—	(10,357)
Net loss subsequent to IPO and excluding pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	(241,507)	(209,745)	(70,068)
Less: Net income attributable to redeemable non-controlling interests	18,365	8,512	—
Less: Net loss attributable to non-controlling interests	(130,025)	(138,371)	(44,451)
Net loss attributable to Class A common stockholders	$(129,847)	$(79,886)	$(25,617)

Weighted average number of shares:
Class A common stock - Basic and diluted	90,815	65,883	29,602
Loss per share:
Class A common stock - Basic and diluted	$(1.47)	$(1.25)	$(0.87)

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(241,507)	$(208,135)	$(81,923)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized loss arising during the period	(15,039)	(18,446)	(3,541)
Hedging activities:
Net unrealized (loss) gain arising during the period, net of tax	(86)	26,913	(1,925)
Reclassification of net realized loss into earnings, net of tax[1]	15,967	4,663	—
Other comprehensive income (loss), net of tax	842	13,130	(5,466)
Total comprehensive loss	(240,665)	(195,005)	(87,389)
Less: Pre-acquisition net income (loss) of renewable energy facilities acquired from SunEdison	—	1,610	(1,498)
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	—	40,016	—
Less: Predecessor comprehensive loss prior to IPO on July 23, 2014	—	—	(10,357)
Comprehensive loss subsequent to IPO and excluding pre-acquisition comprehensive income (loss) of renewable energy facilities acquired from SunEdison	(240,665)	(236,631)	(75,534)
Less comprehensive income (loss) attributable to non-controlling interests:
Net income attributable to redeemable non-controlling interests	18,365	8,512	—
Net loss attributable to non-controlling interests	(130,025)	(138,371)	(44,451)
Foreign currency translation adjustments	(4,639)	(7,862)	(2,392)
Hedging activities	5,469	(3,545)	(1,437)
Comprehensive loss attributable to non-controlling interests	(110,830)	(141,266)	(48,280)
Comprehensive loss attributable to Class A common stockholders	$(129,835)	$(95,365)	$(27,254)
———

(1)
Includes $16.9 million loss reclassification for the year ended December 31, 2016 that occurred subsequent to the Company's discontinuation of hedge accounting for interest rate swaps pertaining to variable rate non-recourse debt for substantially all of the Company's portfolio of solar power plants located in the United Kingdom as discussed in Note 13. Derivatives.

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$565,333	$626,595
Restricted cash	114,950	152,586
Accounts receivable, net	89,461	103,811
Prepaid expenses and other current assets	61,749	53,769
Assets held for sale	61,523	—
Total current assets	893,016	936,761

Renewable energy facilities, net, including consolidated VIEs of $3,434,549 and $3,558,041 in 2016 and 2015, respectively	4,993,251	5,834,234
Intangible assets, net, including consolidated VIEs of $875,095 and $929,580 in 2016 and 2015, respectively	1,142,112	1,246,164
Goodwill	—	55,874
Deferred financing costs, net	7,798	10,181
Other assets	114,863	120,343
Restricted cash	2,554	13,852
Non-current assets held for sale	552,271	—
Total assets	$7,705,865	$8,217,409

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)

	December 31, 2016	December 31, 2015
Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated VIEs of $594,442 and $980,069 in 2016 and 2015, respectively	$2,212,968	$2,037,919
Accounts payable, accrued expenses and other current liabilities	125,596	153,046
Deferred revenue	18,179	15,460
Due to SunEdison, net	16,692	26,598
Liabilities related to assets held for sale	21,798	—
Total current liabilities	2,395,233	2,233,023
Long-term debt and financing lease obligations, less current portion, including consolidated VIEs of $375,726 and $59,706 in 2016 and 2015, respectively	1,737,946	2,524,730
Deferred revenue, less current portion	55,793	70,492
Deferred income taxes	27,723	26,630
Asset retirement obligations, including consolidated VIEs of $92,213 and $101,532 in 2016 and 2015, respectively	148,575	215,146
Other long-term liabilities	31,470	31,408
Non-current liabilities related to assets held for sale	410,759	—
Total liabilities	4,807,499	5,101,429

Redeemable non-controlling interests	180,367	175,711
Stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued	—	—
Class A common stock, $0.01 par value per share, 850,000,000 shares authorized, 92,476,776 and 79,734,265 shares issued in 2016 and 2015, respectively, and 92,223,089 and 79,612,533 shares outstanding in 2016 and 2015, respectively	920	784
Class B common stock, $0.01 par value per share, 140,000,000 shares authorized, 48,202,310 and 60,364,154 shares issued and outstanding in 2016 and 2015, respectively	482	604
Class B1 common stock, $0.01 par value per share, 260,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	1,467,108	1,267,484
Accumulated deficit	(234,440)	(104,593)
Accumulated other comprehensive income	22,912	22,900
Treasury stock, 253,687 and 121,732 shares in 2016 and 2015, respectively	(4,025)	(2,436)
Total TerraForm Power, Inc. stockholders' equity	1,252,957	1,184,743
Non-controlling interests	1,465,042	1,755,526
Total stockholders' equity	2,717,999	2,940,269
Total liabilities, redeemable non-controlling interests and stockholders' equity	$7,705,865	$8,217,409

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

												Non-controlling Interests
	Net SunEdison Investment	Class A Common Stock Issued		Class B Common Stock Issued		Class B1 Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss			Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
		Shares	Amount	Shares	Amount	Shares	Amount				Total	Capital			Total
Balance as of December 31, 2013	$2,674	—	$—	—	$—	—	$—	$—	$—	$—	$2,674	$12,778	$—	$—	$12,778	$15,452
Net SunEdison investment	418,388	—	—	—	—	—	—	—	—	—	418,388	—	—	—	—	418,388
Issuance of Class B common stock to SunEdison at formation	(657)	—	—	65,709	657	—	—	—	—	—	—	—	—	—	—	—
Additions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	222,388	—	—	222,388	222,388
Issuance of restricted Class A common stock	—	4,977	14	—	—	—	—	(14)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	566	—	—	566	—	—	—	—	566
Net loss	(10,357)	—	—	—	—	—	—	—	—	—	(10,357)	—	643	—	643	(9,714)
Pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(798)	—	—	—	—	—	—	—	—	—	(798)	—	—	—	—	(798)
Balance as of July 23, 2014	$409,250	4,977	$14	65,709	$657	—	$—	$552	$—	$—	$410,473	$235,166	$643	$—	$235,809	$646,282
Write-off U.S. deferred tax assets and liabilities at IPO	3,616	—	—	—	—	—	—	—	—	—	3,616	—	—	—	—	3,616
Issuance of Class B common stock to SunEdison at IPO	(58)	—	—	5,840	58	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class B membership units in TerraForm LLC to SunEdison at IPO	(412,808)	—	—	—	—	—	—	(222,155)	—	—	(634,963)	634,963	—	—	634,963	—
Issuance of class B1 common stock to Riverstone at IPO	—	—	—	—	—	5,840	58	145,942	—	—	146,000	(146,000)	—	—	(146,000)	—
Issuance of Class B1 membership units in TerraForm LLC to Riverstone at IPO	—	—	—	—	—	—	—	(57,633)	—	—	(57,633)	57,633	—	—	57,633	—
Issuance and forfeiture of Class A common stock	—	37,241	373	(7,023)	(70)	—	—	770,118	—	—	770,421	—	—	—	—	770,421
Dividends	—	—	—	—	—	—	—	(7,249)	—	—	(7,249)	—	—	—	—	(7,249)
Stock-based compensation	—	—	—	—	—	—	—	5,221	—	—	5,221	—	—	—	—	5,221
Net loss	—	—	—	—	—	—	—	—	(25,617)	—	(25,617)	—	(45,094)	—	(45,094)	(70,711)
Pre-acquisition net loss of renewable energy facilities acquired from SunEdison	—	—	—	—	—	—	—	—	(700)	—	(700)	—	—	—	—	(700)
Net SunEdison investment	—	—	—	—	—	—	—	2,569	—	—	2,569	3,987	—	—	3,987	6,556
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,637)	(1,637)	—	—	(3,829)	(3,829)	(5,466)
Additions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	169,274	—	—	169,274	169,274
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,323)	—	—	(1,323)	(1,323)
Equity reallocation	—	—	—	—	—	—	—	(139,109)	—	—	(139,109)	139,109	—	—	139,109	—
Balance as of December 31, 2014	$—	42,218	$387	64,526	$645	5,840	$58	$498,256	$(26,317)	$(1,637)	$471,392	$1,092,809	$(44,451)	$(3,829)	$1,044,529	$1,515,921

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(CONTINUED)

													Non-controlling Interests
	Class A Common Stock Issued		Class B Common Stock Issued		Class B1 Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2014	42,218	$387	64,526	$645	5,840	$58	$498,256	$(26,317)	$(1,637)	—	$—	$471,392	$1,092,809	$(44,451)	$(3,829)	$1,044,529	$1,515,921
Issuance of Class A common stock, net of issuance costs	31,912	318	(4,162)	(41)	—	—	921,333	—	—	—	—	921,610	—	—	—	—	921,610
Riverstone exchange	5,840	58	—	—	(5,840)	(58)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	(236)	21	—	—	—	—	22,622	—	—	(122)	(2,436)	20,207	—	—	—	—	20,207
Net loss¹	—	—	—	—	—	—	—	(79,886)	—	—	—	(79,886)	—	(138,371)	—	(138,371)	(218,257)
Pre-acquisition net income of renewable energy facilities acquired from SunEdison	—	—	—	—	—	—	—	1,610	—	—	—	1,610	—	—	—	—	1,610
Dividends	—	—	—	—	—	—	(88,705)	—	—	—	—	(88,705)	—	—	—	—	(88,705)
Consolidation of non-controlling interests in acquired renewable energy facilities	—	—	—	—	—	—	—	—	—	—	—	—	413,014	—	—	413,014	413,014
Repurchase of non-controlling interest in renewable energy facility	—	—	—	—	—	—	—	—	—	—	—	—	(54,694)	—	—	(54,694)	(54,694)
Net SunEdison investment	—	—	—	—	—	—	84,288	—	—	—	—	84,288	69,113	—	—	69,113	153,401
Other comprehensive loss	—	—	—	—	—	—	—	—	(15,479)	—	—	(15,479)	—	—	(11,407)	(11,407)	(26,886)
Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison	—	—	—	—	—	—	—	—	40,016	—	—	40,016	—	—	—	—	40,016
Sale of membership interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	—	—	346,704	—	—	346,704	346,704
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(83,672)	—	—	(83,672)	(83,672)
Equity reallocation	—	—	—	—	—	—	(170,310)	—	—	—	—	(170,310)	170,310	—	—	170,310	—
Balance as of December 31, 2015	79,734	$784	60,364	$604	—	$—	$1,267,484	$(104,593)	$22,900	(122)	$(2,436)	$1,184,743	$1,953,584	$(182,822)	$(15,236)	$1,755,526	$2,940,269
SunEdison exchange	12,162	122	(12,162)	(122)	—	—	181,045	—	—	—	—	181,045	(181,045)	—	—	(181,045)	—
Stock-based compensation	581	14	—	—	—	—	6,729	—	—	(132)	(1,589)	5,154	—	—	—	—	5,154
Net loss[2]	—	—	—	—	—	—	—	(129,847)	—	—	—	(129,847)	—	(130,025)	—	(130,025)	(259,872)
Acquisition accounting adjustment to non-controlling interest in acquired renewable energy facility	—	—	—	—	—	—	—	—	—	—	—	—	8,000	—	—	8,000	8,000
Repurchase of non-controlling interest in renewable energy facility	—	—	—	—	—	—	—	—	—	—	—	—	(486)	—	—	(486)	(486)
Net SunEdison investment	—	—	—	—	—	—	16,372	—	—	—	—	16,372	9,028	—	—	9,028	25,400
Other comprehensive income	—	—	—	—	—	—	—	—	12	—	—	12	—	—	830	830	842
Sale of membership interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	—	—	15,674	—	—	15,674	15,674
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	—	—	(13,020)	—	—	(13,020)	(13,020)
Accretion of redeemable non-controlling interest	—	—	—	—	—	—	(3,962)	—	—	—	—	(3,962)	—	—	—	—	(3,962)
Equity reallocation	—	—	—	—	—	—	(560)	—	—	—	—	(560)	560	—	—	560	—
Balance as of December 31, 2016	92,477	$920	48,202	$482	—	$—	$1,467,108	$(234,440)	$22,912	(254)	$(4,025)	$1,252,957	$1,792,295	$(312,847)	$(14,406)	$1,465,042	$2,717,999
———

(1)	Excludes $8,512 of net income attributable to redeemable non-controlling interests.

(2)	Excludes $18,365 of net income attributable to redeemable non-controlling interests.

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(241,507)	$(208,135)	$(81,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	243,365	161,310	41,280
Amortization of favorable and unfavorable rate revenue contracts, net	40,219	5,304	4,190
Goodwill impairment	55,874	—	—
Impairment of renewable energy facilities	18,951	—	—
Amortization of deferred financing costs and debt discounts	24,160	27,028	25,793
Unrealized loss on U.K. interest rate swaps	24,209	—	—
Unrealized loss on commodity contract derivatives, net	11,773	1,413	—
Recognition of deferred revenue	(16,527)	(9,909)	(258)
Stock-based compensation expense	6,059	13,125	5,787
Unrealized loss on foreign currency exchange, net	15,795	22,343	11,920
Loss (gain) on extinguishment of debt, net	1,079	16,156	(7,635)
Loss on prepaid warranty - affiliate	—	45,380	—
Loss on investments and receivables - affiliate	3,336	16,079	—
Deferred taxes	375	(13,497)	(4,773)
Other, net	2,542	9,395	(9,257)
Changes in assets and liabilities:
Accounts receivable	3,112	(11,272)	(3,431)
Prepaid expenses and other current assets	(8,585)	12,189	22,921
Accounts payable, accrued expenses and other current liabilities	(1,156)	19,887	4,062
Deferred revenue	4,803	19,383	71,129
Due to SunEdison, net	—	—	4,422
Other, net	3,932	(1,919)	—
Net cash provided by operating activities	191,809	124,260	84,227
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	(45,869)	(647,561)	(1,122,293)
Acquisitions of renewable energy facilities from third parties, net of cash acquired	(4,064)	(2,471,600)	(644,890)
Change in restricted cash	(13,772)	(48,609)	23,635
Due to SunEdison, net	—	(26,153)	(56,088)
Other investments	—	(8,400)	—
Net cash used in investing activities	$(63,705)	$(3,202,323)	$(1,799,636)

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	$—	$921,610	$770,421
Proceeds from Senior Notes due 2023	—	945,962	—
Proceeds from Senior Notes due 2025	—	300,000	—
Proceeds from Term Loan	—	—	575,000
Repayment of Term Loan	—	(573,500)	(1,500)
Proceeds from bridge loan	—	—	400,000
Repayment of bridge loan	—	—	(400,000)
Proceeds from Revolver	—	890,000	—
Repayment of Revolver	(103,000)	(235,000)	—
Borrowings of non-recourse long-term debt	86,662	1,450,707	471,923
Principal payments on non-recourse long-term debt	(156,042)	(517,600)	(341,191)
Due to SunEdison, net	(32,256)	(138,923)	199,369
Sale of membership interests in renewable energy facilities	16,685	349,736	164,742
Distributions to non-controlling interests	(23,784)	(28,145)	(1,323)
Repurchase of non-controlling interests in renewable energy facilities	(486)	(63,198)	—
Distributions to SunEdison	—	(58,291)	—
Net SunEdison investment	42,463	149,936	405,062
Payment of dividends	—	(88,705)	(7,249)
Debt financing fees	(17,436)	(59,672)	(54,060)
Debt prepayment premium	—	(6,412)	—
Change in restricted cash for principal debt service	—	—	1,897
Net cash (used in) provided by financing activities	(187,194)	3,238,505	2,183,091
Net (decrease) increase in cash and cash equivalents	(59,090)	160,442	467,682
Effect of exchange rate changes on cash and cash equivalents	(2,172)	(2,401)	(172)
Cash and cash equivalents at beginning of period	626,595	468,554	1,044
Cash and cash equivalents at end of period	$565,333	$626,595	$468,554

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized of $1,610, $22,718 and $19,694, respectively	$257,269	$114,452	$79,867
Cash paid for income taxes	—	—	—
Schedule of non-cash activities:
Additions to renewable energy facilities in accounts payable, accrued expenses and other current liabilities	$—	$6,034	$15,046
Additions to renewable energy facilities in Due from SunEdison	—	—	9,780
Additions of asset retirement obligation (ARO) assets and liabilities	2,132	52,181	34,414
Revisions in estimates for asset retirement obligations	(7,920)	—	—
Adjustment to asset retirement obligations related to change in accretion period	(22,204)	—	—
ARO assets and obligations from acquisitions	136	74,293	29,450
Long-term debt assumed in connection with acquisitions	—	667,384	550,936
Amortization of deferred financing costs included as construction in progress	—	—	17,589
Decrease in Due to SunEdison in exchange for equity	—	—	14,768
Issuance of B1 common stock to Riverstone for Mt. Signal	—	—	146,000
Non-controlling interest in Terra LLC (Class B units) issued in connection with the initial public offering	—	—	634,963
Non-controlling interest in Terra LLC (Class B1 units) issued in connection with the initial public offering	—	—	57,633
Write-off of pre-IPO U.S. deferred tax assets and liabilities	—	—	3,616

See accompanying notes to consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (together with TerraForm Power, the "Company") is a controlled affiliate of SunEdison, Inc. (together, with its consolidated subsidiaries excluding the Company and TerraForm Global, Inc. and its subsidiaries, "SunEdison"). TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC" or "the Predecessor"), an owner and operator of renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC.

The SunEdison Bankruptcy and the Brookfield Sponsorship Transaction

On April 21, 2016, SunEdison Inc. and certain of its domestic and international subsidiaries (the "SunEdison Debtors") voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "SunEdison Bankruptcy"). The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely on SunEdison for funding or liquidity and believes that the Company will have sufficient liquidity to support its ongoing operations, absent the potential negative impact of default conditions that could arise from failure to meet financial statement deadlines as described below. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy.

In anticipation of and in response to SunEdison’s financial and operating difficulties, which culminated in the SunEdison Bankruptcy, at the direction of its Board of Directors (the "Board"), the Company has undertaken, and continues to undertake, a number of strategic initiatives to mitigate the adverse impacts of the SunEdison Bankruptcy on the Company. These initiatives focused on governance, operations and business performance initiatives deemed especially critical because SunEdison provided all personnel and services to the Company (other than those operational services provided by third parties). These initiatives include, among other things, developing continuity plans, establishing stand-alone information technology, accounting and other systems and infrastructure, directly hiring employees and retaining backup or replacement operation and maintenance ("O&M") and asset management services for the Company's wind and solar facilities from other providers.

As part of this overall strategic review process, the Company also initiated a process for the exploration and evaluation of potential strategic alternatives for the Company, including potential transactions to secure a new sponsor or sell the Company. This process resulted in the Company's entry into a definitive merger and sponsorship transaction agreement (the “Merger Agreement”) with certain affiliates of Brookfield Asset Management, Inc. (“Brookfield”) on March 6, 2017. Subject to the satisfaction of conditions precedent described below, these affiliates would hold approximately 51% of the Class A shares of TerraForm Power following the consummation of the merger of an affiliate of Brookfield with and into the Company (the "Merger"). In addition, the Merger Agreement provides that at or prior to the closing of the Merger, the Company will enter into a series of sponsorship documents with Brookfield and its affiliates as are more fully described in Note 20. Related Parties and Note 11. Long-term Debt.

Concurrently with the Company's entry into the Merger Agreement, the Company and SunEdison also entered into a settlement agreement (the “Settlement Agreement”). Under the Settlement Agreement, in connection with the closing of the Merger, SunEdison will exchange its Class B units of Terra LLC for 48,202,310 Class A shares of TerraForm Power, plus an incremental amount of Class A shares such that immediately prior to the consummation of the Merger, SunEdison will hold an aggregate number of Class A shares equal to 36.9% of the Company’s fully diluted share count. As a result of and following completion of the exchange, all of the issued and outstanding shares of Class B common stock of the Company will be redeemed and retired. In addition, also as part of the settlement, SunEdison agreed to deliver the outstanding incentive distribution rights of Terra LLC (the “IDRs”) held by SunEdison or certain of its affiliates to TerraForm Power or its designee and in connection therewith, concurrently with the execution and delivery of the Merger Agreement, TerraForm Power, Terra LLC, BRE Delaware, Inc. (the “Brookfield IDR Holder”) and SunEdison and certain of its affiliates have entered into an Incentive Distribution Rights Transfer Agreement (the “IDR Transfer Agreement”), pursuant to which certain SunEdison affiliates will transfer all of the IDRs to Brookfield IDR Holder at the effective time of the Merger. SunEdison also executed and delivered a voting and support agreement (the "Voting and Support Agreement"), pursuant to which it has agreed to vote or cause to be voted any shares of common stock of TerraForm Power held by it or any of its controlled affiliates in favor of the

Merger and to take certain other actions to support the consummation of the transaction. Upon the consummation of the Merger or other transaction jointly supported by the Company and SunEdison, all agreements between the Company and the SunEdison Debtors will be rejected, subject to certain limited exceptions, and the Company will be deemed to have no damages, claims or liabilities arising from those rejections.

The closing of the Merger is subject to conditions, including a non-waivable condition to closing that the Merger Agreement and the transactions contemplated thereby be approved by holders of a majority of the outstanding Class A shares, excluding SunEdison, Brookfield, any of their respective affiliates or any person with whom any of them has formed (and not terminated) a “group” (as such term is defined in the Securities Exchange Act of 1934, as amended). Additional conditions include the adoption of the Merger Agreement by the holders of a majority of the total voting power of the outstanding shares of the Company’s common stock entitled to vote on the Merger and other customary closing conditions. Certain conditions have been satisfied including (1) the entry by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) of orders authorizing and approving the entry by SunEdison (and, if applicable, SunEdison’s debtor affiliates) into the Settlement Agreement, the Voting and Support Agreement and any other agreement entered into in connection with the Merger or the other transactions contemplated thereby to which SunEdison or any other debtor will be a party, (2) the expiration or early termination of the waiting period applicable to consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the closing of the sale of substantially all of the Company's U.K. solar facilities as described in Note 4. Assets Held for Sale. There is no financing condition to the consummation of the transactions contemplated by the Merger Agreement.

The Merger Agreement contains specified termination rights, including the right for each of the Company or a Brookfield affiliate to terminate the Merger Agreement if the Merger is not consummated by December 6, 2017, subject to extension until March 6, 2018 to obtain required regulatory approvals. The Merger Agreement also provides for other customary termination rights for both the Company and a Brookfield affiliate, as well as a mutual termination right in the event that the Settlement Agreement is terminated in accordance with its terms. In the event the Merger Agreement is terminated by either the Company or a Brookfield affiliate due to the failure to obtain the requisite stockholder approvals or the termination of the Settlement Agreement, and the Board did not change its recommendation to the Company's stockholders to approve the Merger, the Company will pay to a Brookfield affiliate all reasonable and documented out-of-pocket expenses incurred in connection with the Merger Agreement, in an amount not to exceed $17.0 million. The Merger Agreement further provides that upon termination of the Merger Agreement under certain other specified circumstances, the Company will be required to pay a Brookfield affiliate a termination fee of $50.0 million. The Company's obligation to pay any combination of out-of-pocket expenses or termination fees shall not in any event exceed $50.0 million.

The Settlement Agreement has been approved by the Bankruptcy Court. However, the settlements, mutual release and certain other terms and conditions of the Settlement Agreement will only become effective upon the consummation of the Merger or other transaction jointly supported by the Company and SunEdison or upon a “Stand-Alone Conversion.” SunEdison may elect to effect a Stand-Alone Conversion if the Merger is not consummated due to the failure to receive the requisite stockholder vote and SunEdison is otherwise in compliance with the Settlement Agreement and the Voting and Support Agreement. Upon a Stand-Alone Conversion, SunEdison would exchange its Class B units in Terra LLC and its Class B shares in TerraForm Power for newly issued Class A common stock constituting 36.9% of the aggregate issued and outstanding Class A common stock on a fully diluted basis. SunEdison would also be required to deliver a customary voting agreement and an irrevocable proxy in customary form and substance reasonably acceptable to the Company and the holder of the Class A common stock issued to SunEdison, which may be SunEdison or a third party that receives the Class A common stock as part of a distribution in connection with SunEdison’s plan of reorganization. This voting agreement would require the applicable stockholder, for a period of one year from the date of the Stand-Alone Conversion, to vote one-half of its voting power in the same proportion of the votes cast by stockholders not a party to a similar voting agreement, which would effectively reduce the voting power of the applicable stockholder.

As part of these strategic initiatives, the Company has also been working to obtain waivers or forbearance of defaults that have arisen as a result of the SunEdison Bankruptcy and the delays in the completion of the Company’s corporate and project-level audits. In most of the Company's debt-financed projects, SunEdison Debtors are a party to a material project agreement or guarantor thereof, such as being a party to or guarantor of an asset management or O&M contract. As a result of the SunEdison Bankruptcy and delays in delivery of audited financial statements for certain project-level subsidiaries in 2016, among other things, the Company experienced defaults under most of its non-recourse financing agreements. During the course of 2016 and to date in 2017, the Company obtained waivers or temporary forbearances with respect to most of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-

house to a Company affiliate; however, certain of these defaults persist. Moreover, the Company has experienced, or expects to experience, additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company or project-level audits. The Company is working to complete these audits and seeking to cure or obtain waivers of such defaults. To date none of the non-recourse financings has been accelerated and no project-level lender has notified the Company of such lenders election to enforce project security interests, although no assurances can be given that the Company will obtain waivers and/or permanent forbearance of existing or future defaults or that none of the financings will be accelerated. The Company's corporate-level revolving credit facility and senior note indentures do not include an event of default provision directly triggered by the occurrence of the SunEdison Bankruptcy.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As described above, SunEdison filed for bankruptcy on April 21, 2016. The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely on SunEdison for funding or liquidity and believes that it will have sufficient liquidity to support its ongoing operations, absent the potential negative impact of default conditions that could arise from failure to meet financial statement deadlines as described below. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company's subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy. However, we believe the SunEdison Bankruptcy and the related impacts raise substantial doubt about our ability to continue as a going concern for the following reasons:

•
Prior to the SunEdison Bankruptcy, we relied almost exclusively on the personnel and management and administration services provided by or under the direction of SunEdison. Subsequent to the SunEdison Bankruptcy, we have incurred and expect to continue to incur significant costs procuring these services from unaffiliated third parties. In addition, if we are unable to replace these services or key personnel in the future, this would restrict our ability to timely complete Company or project-level audits as required by our corporate and non-recourse financing arrangements.

•
We experienced covenant defaults under most of our financing arrangements in 2016, mainly because of delays in the delivery of project-level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for 2015 on Form 10-K, which was filed in December of 2016. In addition, in a number of cases the SunEdison Bankruptcy resulted in defaults because SunEdison Debtors have been serving as O&M and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default, including through the completion of project-level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived, and we have experienced, or expect to experience, additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company or project-level audits. If the remaining or future defaults are not cured or waived, this would restrict the ability of the relevant project-level subsidiaries to make distributions to us, which may affect our ability to meet certain covenants related to our revolving credit facility at the corporate level, or entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. If this were to occur, the Company would not have sufficient liquidity to meet its obligations.

•
Finally, there is a risk that an interested party in the SunEdison Bankruptcy could request that the assets and liabilities of the Company be substantively consolidated with SunEdison. Bankruptcy courts have broad equitable powers, and thus, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent the Bankruptcy Court were to determine that substantive consolidation was appropriate under the Company's facts and circumstances, the assets and liabilities of the Company could be made available to help satisfy the debt or contractual obligations of SunEdison. While it has not been requested to date and we believe there is no basis for substantive consolidation in our circumstances, we cannot assure you that substantive consolidation will not be requested in the future or that the Bankruptcy Court would not consider it.

As described above under "The SunEdison Bankruptcy and the Brookfield Sponsorship Transaction," the Company has undertaken, and continues to undertake, a number of strategic initiatives to mitigate the adverse impacts of the SunEdison Bankruptcy on the Company. While the Company believes that the actions described above are more likely than not to address the substantial doubt surrounding our ability to continue as a going concern, we cannot assert that it is probable that management's plans will fully mitigate the conditions identified. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense could be required.

Basis of Presentation

The Company is required to recast historical financial statements when renewable energy facilities are acquired from SunEdison. The recast reflects the assets and liabilities, results of operations and cash flows of the acquired renewable energy facilities for the period the facilities were owned by SunEdison, which is in accordance with applicable rules governing transactions between entities under common control.

For the period prior to the Company's initial public offering ("IPO") on July 23, 2014, the accompanying consolidated financial statements represent the combination of TerraForm Power and Terra LLC, the accounting predecessor, and were prepared using SunEdison's historical basis in assets and liabilities. For all periods subsequent to the IPO, the accompanying consolidated financial statements represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest.

The historical financial statements of the Predecessor include allocations of certain SunEdison corporate expenses and income tax expense. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. Subsequent to the IPO, general and administrative expenses represent actual costs incurred directly by the Company and general and administrative expenses - affiliate represent costs incurred by SunEdison for services provided to the Company pursuant to the MSA, as more fully described in Note 20. Related Parties.

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

Variable Interest Entities

As discussed below, as of January 1, 2016, the Company adopted Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis. The standard makes changes to both the variable interest entity model and the voting interest model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities ("VOEs"), amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs and modifying the evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary in the consolidation analysis. The adoption of the standard did not result in any changes to the Company's previous consolidation conclusions; however, it did result in certain of its consolidated subsidiaries being considered VIEs.

VIEs are entities that lack one or more of the characteristics of a voting interest entity. The Company has a controlling financial interest in a VIE when its variable interest or interests provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity is consolidated.

For the Company's consolidated VIEs, the Company has presented on its consolidated balance sheets, to the extent material, the assets of its consolidated VIEs that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of its consolidated VIEs for which creditors do not have recourse to the Company's general assets outside of the VIE.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and money market funds with original maturity periods of three months or less when purchased. As of December 31, 2016 and 2015, cash and cash equivalents included $57.6 million and $81.1 million, respectively, of unrestricted cash held at project-level subsidiaries, which was available for project expenses but not available for corporate use.

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

As discussed in Note 11. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the financial statement issuance date for the years ended December 31, 2016 and 2015. As a result, the Company reclassified $65.3 million and $61.1 million, respectively, of long-term restricted cash to current as of December 31, 2016 and 2015, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as long-term restricted cash were driven by the financing agreements. As of December 31, 2016, $67.1 million of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date. $33.8 million of this reclassification amount was reclassified from current restricted cash to assets held for sale as it related to the portfolios discussed in Note 4. Assets Held for Sale. No similar reclassifications were made as of December 31, 2015, as these defaults and distribution restrictions did not exist as of the balance sheet date for that period.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported on the consolidated balance sheets, including both billed and unbilled amounts, and are adjusted for any write-offs as well as the allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts to adjust its receivables to amounts considered to be ultimately collectible and charges to the allowance are recorded within general and administrative expenses in the consolidated statements of operations. The Company's allowance is based on a variety of factors, including the length of time receivables are past due, significant one-time events, the financial health of its customers and historical experience. The allowance for doubtful accounts was $3.2 million and $2.7 million as of December 31, 2016 and 2015, respectively, and charges to the allowance recorded within general and administrative expenses for the years ended December 31, 2016 and 2015 were $0.5 million and $2.7 million, respectively. There were no charges to the allowance recorded for the year ended December 31, 2014. Accounts receivable are written off in the period in which the receivable is deemed uncollectible and collection efforts have been exhausted. There were no write-offs of accounts receivable for the years ended December 31, 2016, 2015 and 2014.

Renewable Energy Facilities

Renewable energy facilities consist of solar generation facilities and wind power plants that are stated at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. When renewable energy facilities are retired, or otherwise disposed of, the cost and accumulated depreciation is removed from the consolidated balance sheet and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of renewable energy facilities is recognized using the straight-line method over the estimated useful lives of the renewable energy facilities, which range from 20 to 30 years for the Company's solar generation facilities. Effective October 1, 2016, the Company changed its estimates of the useful lives of the major components of its wind power plants to better reflect the estimated periods during which these major components will remain in service. These major components comprising our wind power plants have remaining useful lives ranging from 5 to 41 years and have an overall weighted average remaining useful life of 24 years as of October 1, 2016. This prospective change in estimate increased depreciation expense and net loss by $1.9 million for the quarter and year ended December 31, 2016 and increased basic and diluted loss per share by $0.02 for the quarter and year ended December 31, 2016.

Intangibles

The Company's intangible assets and liabilities represent revenue contracts, consisting of long-term power purchase agreements ("PPAs") and renewable energy certificates ("RECs"), lease agreements and O&M contracts that were obtained through third party acquisitions. The revenue contract intangibles are comprised of favorable and unfavorable rate PPAs and REC agreements and the in-place value of market rate PPAs. The lease agreement intangibles are comprised of favorable and unfavorable rate land leases, and the O&M contract intangibles consist of unfavorable rate O&M contracts. Intangible assets and liabilities that have determinable estimated lives are amortized over those estimated lives. Amortization of favorable and unfavorable rate revenue contracts is recorded within operating revenues, net in the consolidated statements of operations. Amortization expense related to the in-place value of market rate revenue contracts is recorded within depreciation, accretion and amortization expense in the consolidated statements of operations, and amortization of favorable and unfavorable rate land leases and unfavorable rate O&M contracts is recorded within cost of operations. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used up. The amounts and useful lives assigned to intangible assets and liabilities acquired impact the amount and timing of future amortization.

Impairment of Renewable Energy Facilities and Intangibles

Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured as the difference between an asset's carrying amount and fair value. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. During the year ended December 31, 2016, the Company recognized a $19.0 million impairment charge related to its portfolio of residential rooftop solar assets as reflected within impairment of renewable energy facilities in the consolidated statement of operations (see Note 4. Assets Held for Sale for further discussion). There were no impairments of renewable energy facilities or intangibles recognized during the years ended December 31, 2015 and 2014.

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

The Company may first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative impairment test includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit’s fair value is more-likely-than-not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, the Company must perform the two-step impairment test. The Company may also elect to proceed directly to the two-step impairment test without considering such qualitative factors.

The first step in the two-step impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company defines its reporting units to be consistent with its reportable segments. In accordance with the authoritative guidance over fair value measurements, the Company defines the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company primarily uses the income approach methodology of valuation, which uses the discounted cash flow method, to estimate the fair values of the Company's reporting units. The Company does not believe that a cost approach is relevant to measuring the fair values of its reporting units.

Significant management judgment is required when estimating the fair value of the Company's reporting units, including the forecasting of future operating results, the discount rates and expected future growth rates that it uses in the discounted cash flow method of valuation, and in the selection of comparable businesses that are used in the market approach. If the estimated fair value of the reporting unit exceeds the carrying value assigned to that unit, goodwill is not impaired and no further analysis is required.

If the carrying value assigned to a reporting unit exceeds its estimated fair value in the first step, then the Company is required to perform the second step of the impairment test. In this step, the Company assigns the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that reporting unit as if a market participant just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit determined in the first step of the impairment test over the total amount assigned to the assets and liabilities in the second step of the impairment test represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of goodwill, the Company would record an impairment loss equal to the difference. The Company recorded a goodwill impairment charge of $55.9 million for the year ended December 31, 2016 as reflected in the consolidated statement of operations (see Note 8. Goodwill for further discussion).

Capitalized Interest

Interest incurred on funds borrowed to finance construction of renewable energy facilities is capitalized until the system is ready for its intended use. The amount of interest capitalized during the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $22.7 million and $19.7 million, respectively.

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

The Company is required to make rental payments over the course of the leaseback arrangements. These payments are allocated between principal and interest payments using an effective yield method.

Deferred Financing Costs

Financing costs incurred in connection with obtaining construction and term financing are deferred and amortized over the maturities of the respective financing arrangements using the effective interest method. As discussed below, as of January 1, 2016, the Company adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements and reclassified deferred financing costs to be presented as a direct deduction from the carrying amount of the related debt in both the current and prior periods, with the exception of the costs related to the Company's senior secured revolving credit facility, which are still presented as a non-current asset on the balance sheet. Amortization of deferred financing costs is capitalized during construction and recorded as interest expense in the consolidated statements of operations following achievement of commercial operation.

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with ASC 410-20, Asset Retirement Obligations. Retirement obligations associated with renewable energy facilities included within the scope of ASC 410-20 are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, and for which the timing and/or method of settlement may be conditional on a future event. Asset retirement obligations are recognized at fair value in the period in which they are incurred and the carrying amount of the related renewable energy facility is correspondingly increased. Over time, the liability is accreted to its expected future value. The corresponding renewable energy facility that is capitalized at inception is depreciated over its useful life. Historically, the Company accreted its asset retirement obligations over the term of the related PPA agreement. During the fourth quarter of 2016, the Company revised the accretion period and determined that these obligations should be accreted to expected future value over the remaining useful life of the corresponding renewable energy facility, consistent with the depreciation expense that is recorded on the asset retirement cost recognized within renewable energy facilities and with its estimate of the future timing of settlement. This change in accretion period and related estimate associated with the timing of the original undiscounted cash flows resulted in a $22.2 million reduction in the Company's asset retirement obligation and corresponding renewable energy facility carrying amount as of December 31, 2016. The Company also recorded an adjustment during the fourth quarter of 2016 to reduce previously reported accretion and depreciation expense by $4.4 million as a result of this change. $2.9 million of the accretion and depreciation expense reduction related to amounts previously reported for the year ended December 31, 2015. The quarterly accretion and depreciation expense reduction that related to each of the first three quarters of 2016 was $0.5 million. Management performed an assessment of the balance sheet and income statement impact on its previously issued filings and determined it to be immaterial.

The Company generally reviews its asset retirement obligations annually, based on its review of updated cost studies and its evaluation of cost escalation factors. The Company evaluates newly assumed costs or substantive changes in previously assumed costs to determine if the cost estimate impacts are sufficiently material to warrant application of the updated estimates to the asset retirement obligations. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost to the extent applicable. Effective December 31, 2016, the Company revised its original estimates of the costs and related amount of cash flows for certain of its asset retirement obligations which resulted in a $7.9 million reduction in the asset retirement obligation and related renewable energy facility carrying amount as of December 31, 2016. As this was a prospective change in estimate, there was no impact to accretion or depreciation expense for the year ended December 31, 2016 as a result of this change.

Revenue Recognition

Power Purchase Agreements

A significant majority of the Company's revenues are obtained through the sale of energy (based on MW) pursuant to terms of PPAs or other contractual arrangements which have a weighted average remaining life of 15 years as of December 31, 2016. Most of the Company's PPAs are accounted for as operating leases and have no minimum lease payments. Rental income under these leases is recorded as revenue when the electricity is delivered.

Incentive Revenue

The Company generates RECs as it produces electricity. RECs are accounted for as government incentives and are not considered output of the underlying renewable energy facilities. These RECs are currently sold pursuant to agreements with SunEdison, unaffiliated third parties and a certain debt holder, and revenue is recognized as the underlying electricity is generated if the sale has been contracted with the customer.

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

Deferred Revenue

Deferred revenue primarily consists of upfront incentives or subsidies received from various state governmental jurisdictions for operating certain of the Company's renewable energy facilities or from the sale of investment tax credits to non-controlling members. The amounts deferred are recognized as revenue on a straight-line basis over the depreciable life of the renewable energy facility or upon the contingency of claw-back of the tax credits resolve as the Company fulfills its obligation to operate these renewable energy facilities. Recognition of deferred revenue was $16.5 million, $9.9 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Non-controlling Interests and Hypothetical Liquidation at Book Value ("HLBV")

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity in the consolidated balance sheets. Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates in the future are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders' equity in the consolidated balance sheets. Redeemable non-controlling interests that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. The Company applies the guidance in ASC 810-10 along with the SEC guidance in ASC 480-10-S99-3A in the valuation of redeemable non-controlling interests.

The Company has determined the allocation of economics between the controlling party and the third party for non-controlling interests does not correspond to ownership percentages for certain of its consolidated subsidiaries. In order to reflect the substantive profit sharing arrangements, the Company has determined that the appropriate methodology for determining the value of non-controlling interests is a balance sheet approach using the HLBV method. Under the HLBV method, the amounts reported as non-controlling interest on the consolidated balance sheets represent the amounts the third party investors could hypothetically receive at each balance sheet reporting date based on the liquidation provisions of the respective operating partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third party non-controlling interests in the consolidated statements of operations and statements of comprehensive loss are determined based on the difference in the carrying amounts of non-controlling interests on the consolidated balance sheets between reporting dates, adjusted for any capital transactions between the Company and third party investors that occurred during the respective period.

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

Contingencies

The Company is involved in conditions, situations or circumstances in the ordinary course of business with possible gain or loss contingencies that will ultimately be resolved when one or more future events occur or fail to occur. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, that amount will be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range will be accrued. The Company continually evaluates uncertainties associated with loss contingencies and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to the issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements; and (ii) the loss or range of loss can be reasonably estimated. Legal costs are expensed when incurred. Gain contingencies are not recorded until realized or realizable.

Derivative Financial Instruments

The Company recognizes its derivative instruments as assets or liabilities at fair value in the consolidated balance sheets. Accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as part of a hedging relationship and the type of hedging relationship.

The effective portion of changes in fair value of derivative instruments designated as cash flow hedges is reported as a component of other comprehensive (loss) income. Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of changes in fair value is recorded as a component of net loss in the consolidated statements of operations.

The change in fair value of undesignated derivative instruments is reported as a component of net loss in the consolidated statements of operations.

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

•
Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

The Company maintains various financial instruments recorded at cost in the consolidated balance sheets that are not required to be recorded at fair value. For cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and due to SunEdison, net, the carrying amount approximates fair value because of the short-term maturity of the instruments. See Note 14. Fair Value of Financial Instruments for disclosures related to the fair value of the Company's derivative instruments and long-term debt.

Foreign Operations

The Company's reporting currency is the U.S. dollar. Certain of the Company's subsidiaries maintain their records in local currencies other than the U.S. dollar, which are their functional currencies. When a subsidiary’s local currency is considered its functional currency, the Company translates its assets and liabilities to U.S. dollars using exchange rates in effect at the balance sheet date and its revenue and expense accounts to U.S. dollars at average exchange rates for the period. Translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses and changes in fair value of the Company's foreign exchange derivative contracts not accounted for under hedge accounting are included in results of operations as incurred. Loss on foreign currency exchange, net was $13.0 million, $19.5 million and $14.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, as reported in the consolidated statements of operations.

Business Combinations

The Company accounts for its business combinations by recognizing in the financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interests in the acquiree at fair value at the acquisition date. The Company also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity's financial statements to evaluate the nature and financial effects of the business combination. In addition, acquisition costs related to business combinations are expensed as incurred.

When the Company acquires renewable energy facilities, the purchase price is allocated to (i) the acquired tangible assets and liabilities assumed, primarily consisting of land, plant and long-term debt, (ii) the identified intangible assets and liabilities, primarily consisting of the value of favorable and unfavorable rate PPAs and REC agreements and the in-place value of market rate PPAs, (iii) non-controlling interests, and (iv) other working capital items based in each case on their fair values.

The Company generally uses independent appraisers to assist with the estimates and methodologies used such as a replacement cost approach, or an income approach or excess earnings approach. Factors considered by the Company in its analysis include considering current market conditions and costs to construct similar facilities. The Company also considers information obtained about each facility as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired or assumed. In estimating the fair value the Company also establishes estimates of energy production, current in-place and market power purchase rates, tax credit arrangements and operating and maintenance costs. A change in any of the assumptions above, which are subjective, could have a significant impact on the results of operations.

The allocation of the purchase price directly affects the following items in the consolidated financial statements:

•	The amount of purchase price allocated to the various tangible and intangible assets, liabilities and non-controlling interests on the balance sheet;

•
The amounts allocated to the value of favorable and unfavorable rate PPAs and REC agreements are amortized to revenue over the remaining non-cancelable terms of the respective arrangement. The amounts allocated to all other tangible assets and intangibles are amortized to depreciation or amortization expense, with the exception of favorable and unfavorable rate land leases and unfavorable rate O&M contracts which are amortized to cost of operations; and

•
The period of time over which tangible and intangible assets and liabilities are depreciated or amortized varies, and thus, changes in the amounts allocated to these assets and liabilities will have a direct impact on the Company's results of operations.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss attributable to Class A common stockholders by the number of weighted average ordinary shares outstanding during the period. Net loss attributable to Class A common stockholders is reduced by the amount of deemed dividends related to the accretion of redeemable non-controlling interest and dividends paid on Class A shares and participating RSAs. Diluted loss per share is computed by adjusting basic loss per share for the impact of weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares represent the incremental shares issuable for unvested restricted Class A common stock and redeemable shares of Class B and Class B1 common stock.

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

In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices for comparable assets in the region, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less costs to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less costs to sell. Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in the Company's historical analysis. The Company's assumptions about project sale prices require significant judgment because the current market is highly sensitive to changes in economic conditions. The Company estimates the fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in additional impairments if market conditions deteriorate.

When assets are classified as held for sale, the Company does not record depreciation or amortization for the respective renewable energy facilities or intangibles.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU No. 2014-09. ASU No. 2014-09 and ASU No. 2016-08 will become effective for the Company on January 1, 2018. Early application is permitted but not before January 1, 2017. ASU No. 2014-09 and ASU No. 2016-08 permit the use of either the retrospective or modified retrospective method. The Company is working through an adoption plan which includes the evaluation of revenue contracts compared to the new standards and evaluating the impact of the new standards on the Company's consolidated financial statements and related disclosures. The Company does not plan to adopt these standards prior to January 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires an entity’s management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 is effective for interim and annual periods ending after December 15, 2016, with early adoption permitted for interim and annual reporting periods for which the financial statements have not been previously issued. The adoption of ASU No. 2014-15 on December 31, 2016 had no impact on the Company's consolidated financial statements, only the related disclosures. Refer to Note 1. Nature of Operations and Basis of Presentation for disclosures regarding management's evaluation of whether there is substantial doubt about the Company's ability to continue as a going concern.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in which an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 and ASU No. 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU No. 2015-03 and ASU No. 2015-15 as of January 1, 2016, resulting in a reclassification of $39.4 million and $43.1 million from deferred financing costs, net (current and non-current portion) to long-term debt and financing lease obligations, including current portion, as of December 31, 2016 and 2015, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted if all provisions are adopted within the same period. The guidance is required to be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in the update. The Company is currently evaluating the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815), which clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. This standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update should be applied on a modified retrospective basis. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The amendments of ASU No. 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting with no retroactive adjustment to the investment. In addition, ASU No. 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance in ASU No. 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-07 is required to be applied prospectively and early adoption is permitted. The Company does not expect the standard to have an impact on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control. ASU No. 2016-17 updates ASU No. 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU No. 2016-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this standard to have an impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 320), Restricted Cash, a Consensus of the FASB Emerging Issues Task Force. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of topics in the Accounting Standards Codification, covering differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification and minor improvements. The adoption of ASU No. 2016-19 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update are of a similar nature to the items typically addressed in ASU 2016-19, Technical Corrections and Improvements. However, the FASB decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU No. 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU No. 2014-09. The adoption of ASU No. 2016-20 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The adoption of ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Accordingly, the adoption will not have an effect on the Company's historical financial statements. The Company is currently evaluating the effect of this standard on future consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This updated guidance is not currently expected to impact the Company's financial reporting. The standard is effective January 1, 2020, with early adoption permitted, and must be adopted on a prospective basis.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU is meant to clarify the scope of ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. ASU No. 2017-05 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as ASU No. 2014-09. Further, the Company is required to adopt ASU No. 2017-05 at the same time that it adopts the guidance in ASU No. 2014-09. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions and the classification as an equity or liability instrument will not need to be assessed under modification accounting. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. Accordingly, the adoption will not have an effect on the Company's historical financial statements. The Company is currently evaluating the effect of this standard on future consolidated financial statements.

3. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL

Recast of Historical Financial Statements

During the year ended December 31, 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison, which resulted in a recast of the consolidated balance sheet as of December 31, 2015 and the consolidated statement of cash flows for the year ended December 31, 2015. The facilities acquired from SunEdison during the year ended December 31, 2016 were not in operation in 2015 and there was no impact to the consolidated statement of operations or consolidated statement of comprehensive loss for the years ended December 31, 2015 and 2014 as a result of these acquisitions. There was also no impact to the consolidated statement of cash flows for the year ended December 31, 2014.

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
———

(1)
There is a $17.6 million difference between the as reported amount per the table above and the current portion of long-term debt and financing lease obligations amount reported in the Company's 2015 Annual Report on Form 10-K due to the reclassification of the current portion of deferred financing costs, net amount reported in the 2015 Form 10-K to current portion of long-term debt and financing lease obligations within the consolidated balance sheet included in this Form 10-K. This reclassification was made per the Company's adoption of ASU No. 2015-03 as of January 1, 2016, which requires retrospective application for annual and interim reporting periods beginning on or after December 15, 2015. Refer to Note 2. Summary of Significant Accounting Policies for further discussion.

The following table presents changes to the Company's previously reported consolidated statement of cash flows for the year ended December 31, 2015 included in the Company's 2015 Annual Report on Form 10-K:

(In thousands) Statement of Cash Flows Caption	As Reported	Recast Adjustments	As Recasted
Cash flows from investing activities:
Cash paid to third parties for renewable energy facility construction	$(617,649)	$(29,912)	$(647,561)
Change in net cash used in investing activities		(29,912)

Cash flows from financing activities:
Borrowings of non-recourse long-term debt	1,425,033	25,674	1,450,707
Principal payments on non-recourse long-term debt	(515,514)	(2,086)	(517,600)
Due to SunEdison, net	(145,247)	6,324	(138,923)
Change in net cash provided by financing activities		29,912

Net increase in cash and cash equivalents	160,442	—	160,442
Effect of exchange rate changes on cash and cash equivalents	(2,401)	—	(2,401)
Cash and cash equivalents at beginning of period	468,554	—	468,554
Cash and cash equivalents at end of period	$626,595	$—	$626,595

Acquisitions of Renewable Energy Facilities from SunEdison

The assets and liabilities transferred to the Company for the acquisitions of renewable energy facilities relate to interests under common control with SunEdison, and accordingly, have been recorded at historical cost. The difference between the cash purchase price and historical cost of the net assets acquired is recorded as a contribution or distribution from SunEdison.

The following tables summarize the renewable energy facilities acquired by the Company from SunEdison through a series of transactions during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31, 2016			As of December 31, 2016
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Cash Paid[1]	Cash Due to SunEdison[2]	Debt Assumed	Debt Transferred[3]
Distributed Generation	Solar	U.S.	1.2	3	$2,750	$—	$—	$—
Utility	Solar	U.S.	18.0	1	36,231	—	—	—
Total			19.2	4	$38,981	$—	$—	$—
————

(1)	Represents the total amount paid to SunEdison. Excludes aggregated tax equity partner payments of $1.6 million to SunEdison.

(2)	All amounts have been paid to SunEdison for these renewable energy facilities as of December 31, 2016.

(3)
$16.7 million of construction debt existed for one of the renewable energy facilities as of the acquisition date. This debt was fully repaid by SunEdison during the third quarter of 2016 using cash proceeds paid by the Company to SunEdison for the acquisition of the facility.

			Year Ended December 31, 2015			As of December 31, 2015
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Cash Paid[1]	Cash Due to SunEdison[2]	Debt Assumed[3]	Debt Transferred[4]
Distributed Generation	Solar	U.S.	91.5	74	$155,573	$2,600	$—	$—
Residential	Solar	U.S.	12.9	1,806	25,053	—	—	—
Utility	Solar	U.S.	54.8	9	69,868	14,341	—	14,475
Utility	Solar	U.K.	214.3	14	150,595	—	205,587	—
Utility	Wind	U.S.	200.0	1	127,000	—	—	—
Total			573.5	1,904	$528,089	$16,941	$205,587	$14,475
————

(1)
Represents the amount paid to SunEdison as of December 31, 2015. Excludes aggregated tax equity partner payments of $363.6 million to SunEdison, of which $0.7 million was refunded to the respective tax equity partner for one of the acquired projects in 2016.

(2)
Represents commitments by the Company to SunEdison for the amount required for SunEdison to complete the construction of renewable energy facilities acquired from SunEdison, which was paid to SunEdison during the first quarter of 2016. Excludes tax equity partner payments of $9.2 million due to SunEdison, which were paid during the first quarter of 2016.

(3)	Represents debt that was assumed by the Company as of the acquisition date of these facilities which was subsequently refinanced on November 6, 2015 (see Note 11. Long-term Debt).

(4)
Represents debt recorded on the Company's balance sheet as of December 31, 2015. This debt was repaid by SunEdison during the first quarter of 2016 using cash proceeds paid by the Company and the tax equity partner to SunEdison for the acquisition of these facilities.

			Year Ended December 31, 2014			As of December 31, 2014
Facility Category	Type	Location	Nameplate Capacity (MW)	Number of Sites	Cash Paid[1]	Cash Due to SunEdison[2]	Debt Assumed[3]	Debt Transferred
Distributed Generation	Solar	U.S.	25.7	21	$33,386	$11,854	$—	$—
Utility	Solar	U.K.	50.0	2	32,181	—	61,982	—
Total			75.7	23	$65,567	$11,854	$61,982	$—
————

(1)	Represents the amount paid to SunEdison as of December 31, 2014. Excludes aggregated tax equity partner payments of $17.2 million to SunEdison.

(2)
Represents commitments by the Company to SunEdison for the amount required for SunEdison to complete the construction of renewable energy facilities acquired from SunEdison. $8.0 million was paid to SunEdison during 2015 and $3.9 million was paid to SunEdison during the first quarter of 2016. Excludes tax equity partner payments of $2.1 million due to SunEdison and subsequently paid.

(3)	Represents debt that was assumed by the Company as of the acquisition date of these facilities which was subsequently refinanced on November 6, 2015 (see Note 11. Long-term Debt).

The Company records a contribution or distribution from SunEdison upon final funding of the acquisition. The difference between the cash paid and historical cost of the net assets acquired from SunEdison for projects that achieved final funding during the years ended December 31, 2016, 2015 and 2014 was $19.5 million, $41.8 million and $1.5 million, respectively, and has been recorded as a net contribution from SunEdison, which is reflected within Net SunEdison investment on the consolidated statements of stockholders' equity.

The operating revenues of the facilities acquired from SunEdison in 2016, 2015 and 2014 reflected in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively, are $2.3 million, $37.6 million and $1.2 million. The net income (loss) of the facilities acquired from SunEdison in 2016, 2015 and 2014 reflected in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively, are $0.7 million, $(3.9) million and $(3.6) million.

4. ASSETS HELD FOR SALE

The Company commenced a sale of substantially all of its portfolio of solar power plants located in the United Kingdom (the "U.K.") through a broad based sales process pursuant to a plan approved by management during 2016 (24 operating projects for sale representing 365.0 MW, the "U.K. Portfolio"), and it was determined that this portfolio met the criteria to be classified as held for sale during the first quarter of 2016. As a result, the Company classified $592.6 million of assets and $427.2 million of liabilities as held for sale as of December 31, 2016 and measured each at the lower of carrying value or fair value less costs to sell. The Company's analysis indicated that the fair value less costs to sell exceeded the carrying value of the assets and no impairment losses were recognized during the year ended December 31, 2016.

The Company also began exploring a sale of substantially all of its portfolio of residential rooftop solar assets located in the United States through a strategic sales process in 2016, and these assets were determined to meet the criteria to be classified as held for sale during the fourth quarter of 2016. As a result, the Company classified $21.2 million of assets and $5.3 million of liabilities as held for sale as of December 31, 2016 and measured each at the lower of carrying value or fair value less costs to sell. The Company's analysis indicated that the carrying value of the assets exceeded the fair value less costs to sell, and thus an impairment charge of $15.7 million was recognized within impairment of renewable energy facilities in the consolidated statement of operations for the year ended December 31, 2016. The Company also recorded a $3.3 million charge within impairment of renewable energy facilities for the year ended December 31, 2016 due to the decision to abandon certain residential construction in progress assets that were not completed by SunEdison as a result of the SunEdison Bankruptcy.

The following table summarizes the major classes of assets and liabilities which are classified as held for sale on the Company's consolidated balance sheet as of December 31, 2016:

(In thousands)	U.K. Portfolio	Residential Portfolio	Total
Assets held for sale:
Restricted cash	$53,604	$1,202	$54,806
Accounts receivable, net	4,952	300	5,252
Prepaid expenses and other current assets	1,295	170	1,465
Total current assets held for sale	59,851	1,672	61,523

Renewable energy facilities, net	529,154	19,534	548,688
Intangible assets, net	1,480	—	1,480
Other assets	2,103	—	2,103
Total non-current assets held for sale	532,737	19,534	552,271

Total assets held for sale	$592,588	$21,206	$613,794

Liabilities related to assets held for sale:
Current portion of long-term debt	$14,510	$175	$14,685
Accounts payable, accrued expenses and other current liabilities	5,980	245	6,225
Deferred revenue	—	10	10
Due to SunEdison, net	692	186	878
Total current liabilities related to assets held for sale	21,182	616	21,798

Long-term debt, less current portion	349,687	4,190	353,877
Deferred revenue, less current portion	—	246	246
Asset retirement obligations	39,563	287	39,850
Other long-term liabilities	16,786	—	16,786
Total non-current liabilities related to assets held for sale	406,036	4,723	410,759

Total liabilities related to assets held for sale	$427,218	$5,339	$432,557

Sale of the U.K. Portfolio
On May 11, 2017, the Company announced that Terra Operating LLC completed its previously announced sale of the U.K. Portfolio to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. Terra Operating LLC received approximately $211 million of proceeds from the sale, net of transaction expenses and distributions taken from the U.K. Portfolio after announcement and before closing of the sale, which is expected to be used for the reduction of the Company's indebtedness. The sale also resulted in a reduction in the Company's non-recourse project debt by approximately GBP 301 million at the U.K. Portfolio level. The Company has retained 11.1 MW of solar assets in the U.K.
Residential Portfolio Sale

On March 14, 2017, Enfinity SPV Holdings 2, LLC, a subsidiary of the Company, entered into a membership interest purchase and sale agreement with Greenbacker Residential Solar II, LLC for the sale of 100% of the membership interests of Enfinity Colorado DHA 1, LLC, a Colorado limited liability company that owns and operates 2.5 MW of solar installations situated on the roof of public housing units located in Colorado and owned by the Denver Housing Authority. The Company received net proceeds of $1.1 million upon the closing of this transaction on March 31, 2017. In addition, the Company entered into a membership interest purchase and sale agreement with Greenbacker Residential Solar II, LLC on June 12, 2017 for the sale of 100% of the membership interests of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company, which owns and operates 8.9 MW of rooftop solar installations. The transaction closed on June 30, 2017; the Company received net proceeds of $5.4 million upon closing and expects to receive an additional $0.6 million in the third quarter of 2017.

5. ACQUISITIONS

2015 Acquisitions

Acquisition of First Wind

On January 29, 2015, the Company, through Terra LLC, acquired from First Wind Holdings, LLC (together with its subsidiaries, “First Wind”) operating renewable energy facilities that have a combined nameplate capacity of 521.1 MW, including 500.0 MW of wind power plants and 21.1 MW of solar generation facilities (the “First Wind Acquisition”). The operating renewable energy facilities the Company acquired are located in Maine, New York, Hawaii, Vermont and Massachusetts and are contracted under PPAs including energy hedge contracts. Certain of the renewable energy facilities also receive revenue from RECs. The cash purchase price for this acquisition was $811.6 million, net of cash acquired.

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
Acquisition of Northern Lights Solar Generation Facilities

On June 30, 2015, the Company acquired two utility-scale, ground mounted solar generation facilities ("Northern Lights") from Invenergy Solar LLC. The facilities are located in Ontario, Canada and have a combined nameplate capacity of 25.4 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2 as of the acquisition date. The purchase price for this acquisition was 125.4 million Canadian Dollars ("CAD") (equivalent of $101.1 million on the acquisition date), net of cash acquired, including the repayment of project-level debt and breakage fees for the termination of interest rate swaps.

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

Acquisition of Other Solar Generation Facilities

During the year-ended December 31, 2015, the Company acquired two solar generation facilities from SunEdison with a combined nameplate capacity of 38.8 MW. These facilities were initially acquired by SunEdison through other unaffiliated third parties during the year-ended December 31, 2015. The purchase price paid by SunEdison to the third parties for these acquisitions was $18.9 million, net of cash acquired. The acquisitions were treated as transactions between entities under common control and as a result the acquisition accounting by SunEdison has been reflected in these consolidated financial statements.

During the year ended December 31, 2015, the Company acquired 10 solar generation facilities with a combined nameplate capacity of 3.8 MW for a purchase price of $19.9 million, net of cash acquired. The facilities are located in Ontario, Canada.

Acquisition Accounting for the 2015 Acquisitions

The acquisition accounting for the First Wind, Northern Lights, Integrys and other solar generation facilities acquisitions was completed as of the fourth quarter of 2015, at which point the provisional fair values became final. The final amounts for these acquisitions are included in the table within the "Acquisition Accounting" section of this footnote below.

The acquisition accounting for the Invenergy Wind acquisition was initially completed as of the second quarter of 2016, at which point the provisional fair values became final. However, during the fourth quarter of 2016, management identified immaterial errors in the final opening balance sheet. The errors resulted in an increase of $45.9 million to renewable energy facilities, a decrease of $37.0 million to intangible assets, an increase of $3.0 million to accounts payable, accrued expenses and other current liabilities, an increase of $5.0 million to other long-term liabilities, a decrease of $7.1 million to redeemable non-controlling interest and an increase of $8.0 million to non-controlling interest. The final amounts for this acquisition are included in the table directly below.

The opening balance sheet errors, including the income statement impact, were corrected in the fourth quarter of 2016. The income statement impact resulted in an increase to depreciation expense and a net decrease to amortization expense. If the errors had been corrected in the second quarter of 2016, it would have resulted in a $0.4 million decrease in the net loss for the three and six months ended June 30, 2016 reported in the Form 10-Q for the second quarter of 2016 and a $0.4 million and $0.8 million decrease, respectively, in the net loss for the three and nine months ended September 30, 2016 reported in the Form 10-Q for the third quarter of 2016. Management performed an assessment of the balance sheet and income statement impact on its previously issued second and third quarter filings and determined it to be immaterial.

	Invenergy Wind
	2015 Final
(In thousands)	As of June 30, 2016	Q4 2016 Corrections	As of December 31, 2016
Renewable energy facilities	$1,477,888	$45,903	$1,523,791
Accounts receivable	25,811	—	25,811
Intangible assets	748,300	(37,000)	711,300
Restricted cash	31,247	—	31,247
Derivative assets	32,311	—	32,311
Other assets	20,148	—	20,148
Total assets acquired	2,335,705	8,903	2,344,608
Accounts payable, accrued expenses and other current liabilities	23,195	3,041	26,236
Long-term debt, including current portion	531,221	—	531,221
Deferred income taxes	242	—	242
Asset retirement obligations	47,346	—	47,346
Other long-term liabilities	6,004	5,000	11,004
Total liabilities assumed	608,008	8,041	616,049
Redeemable non-controlling interest	140,635	(7,138)	133,497
Non-controlling interest	308,000	8,000	316,000
Purchase price, net of cash acquired	$1,279,062	$—	$1,279,062

The final acquisition-date fair values of assets, liabilities and non-controlling interest pertaining to the Invenergy Wind acquisition as of December 31, 2016 reflect the following changes from the initial opening balance sheet as of December 31, 2015; an increase of $37.0 million to renewable energy facilities, a decrease of $37.0 million to intangible assets, an increase of $8.1 million to other assets, an increase of $3.0 million to accounts payable, accrued expenses and other current liabilities, an increase of $5.0 million to other long-term liabilities, a decrease of $7.9 million in redeemable non-controlling interest and an increase of $8.0 million to non-controlling interest. The provisional amounts as of December 31, 2015 are included within the "Acquisition Accounting" section of this footnote below.

The operating revenues and net loss of the facilities acquired in 2015 reflected in the consolidated statements of operations for the year ended December 31, 2015 were $161.1 million and $8.8 million, respectively.

2014 Acquisitions

During the year ended December 31, 2014, the Company acquired various facilities referred to as Mt. Signal, Stonehenge Operating Projects, Capital Dynamics and Hudson Energy, as well as various other renewable energy facilities. The acquisition accounting for these 2014 acquisitions was finalized during 2015. The final acquisition-date fair value amounts for these acquisitions as of December 31, 2015, as well as the provisional amounts as of December 31, 2014, are included in the tables within the "Acquisition Accounting" section of this footnote below.

The operating revenues and net income of the facilities acquired in 2014 reflected in the consolidated statements of operations for the year ended December 31, 2014 were $60.8 million and $12.5 million, respectively.

Goodwill

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. During 2015, the Company recorded $55.9 million of goodwill attributable to the acquisition of Capital Dynamics, which provided the Company with a distributed generation platform. The goodwill existed within the Company's Distributed Generation reporting unit within the solar reportable segment and is not deductible for federal income tax purposes. The Company performed its annual impairment test of the carrying value of its goodwill as of December 1, 2016, and concluded that the goodwill balance of $55.9 million was fully impaired (see Note 8. Goodwill for further discussion).

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

Invenergy Wind

The fair value of the non-controlling interest for Invenergy Wind was determined using a discounted cash flow approach. The non-controlling interest represents the fair value of 9.9% sponsor equity held by Invenergy Wind.
Sun Edison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the Acquired Companies (the ‘‘Invenergy Wind Interest’’). Simultaneously, Terra LLC entered into a back to back option agreement with Sun Edison LLC on substantially identical terms (collectively the "Option Agreements"). The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. The minimum put option price per the Option Agreements is $137.8 million in aggregate. As the put options represent redemption rights outside the control of the Company, this non-controlling interest was classified as redeemable non-controlling interest as of December 31, 2016 and 2015. The Company accretes this redeemable non-controlling interest, using the straight-line method, from the acquisition date fair value to the redemption value over the period through September 30, 2018. Accretion adjustments to the carrying value of this redeemable non-controlling interest are recorded against additional paid-in capital.

As part of the Settlement Agreement (which was approved by the Bankruptcy Court), with certain limited exceptions, all agreements, including the Option Agreement between Terra LLC and Sun Edison LLC, will be rejected as of the effectiveness of the settlement, which will occur upon the consummation of the Merger, subject to satisfaction of conditions precedent, or an alternative transaction that is jointly supported by the Company and SunEdison or a Stand-Alone Conversion. If the Option Agreement is rejected under the Settlement Agreement, the Company would not expect to be obligated to perform on its Option Agreement.

Acquisition Accounting

The acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to business combinations as of December 31, 2015, were as follows:

	2015 Preliminary	2015 Final					2014 Final
(In thousands)	Invenergy Wind	First Wind	Other First Wind[1]	Northern Lights	Integrys	Other	Mt. Signal	Capital Dynamics	Other
Renewable energy facilities in service	$1,486,746	$795,462	$—	$62,018	$69,935	$7,931	$649,570	$190,352	$256,912
Construction in progress	—	—	264,858	—	—	28,878	—	—	—
Accounts receivable	25,811	30,031	—	1,361	2,610	—	11,687	8,331	9,906
Intangible assets	748,300	123,600	—	39,000	28,966	12,454	119,767	74,236	120,624
Goodwill	—	—	—	—	—	—	—	55,874	—
Deferred income taxes	—	—	—	—	—	—	—	—	—
Restricted cash	31,247	7,240	60	—	827	—	22,165	15	14,720
Derivative assets	32,311	44,755	—	—	—	—	—	—	—
Other assets	12,070	5,873	—	11	234	200	12,621	348	9,552
Total assets acquired	2,336,485	1,006,961	264,918	102,390	102,572	49,463	815,810	329,156	411,714
Accounts payable, accrued expenses and other current liabilities	23,195	9,854	442	440	409	1,854	22,725	1,478	3,016
Long-term debt, including current portion	531,221	47,400	72,881	—	15,882	—	413,464	—	136,156
Deferred income taxes	242	—	—	—	—	—	—	25,129	927
Asset retirement obligations	47,346	19,890	—	818	5,730	509	4,656	13,073	17,374
Other long-term liabilities	6,004	18,562	23,237	—	5,786	—	—	12,100	5,242
Total liabilities assumed	608,008	95,706	96,560	1,258	27,807	2,363	440,845	51,780	162,715
Redeemable non-controlling interest	141,415	3,076	—	—	—	8,298	—	20,194	2,250
Non-controlling interest	308,000	96,624	—	—	4,045	—	83,310	—	2,000
Purchase price, net of cash acquired	$1,279,062	$811,555	$168,358	$101,132	$70,720	$38,802	$291,655	$257,182	$244,749
————

(1)
Represents renewable energy facilities with a combined nameplate capacity of 222.6 MW acquired from SunEdison during the year ended December 31, 2015. These facilities were acquired by SunEdison from First Wind on January 29, 2015.

As noted above, the acquisition accounting for the business combinations that occurred during 2014 was not finalized until 2015. The estimated acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to these business combinations as of December 31, 2014, were as follows:

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

The acquired renewable energy facilities' non-financial assets and other long-term liabilities primarily represent estimates of the fair value of acquired PPA and REC contracts based on significant inputs that are not observable in the market and thus represent a Level 3 measurement (as defined in Note 14. Fair Value of Financial Instruments). The estimated fair values were determined based on an income approach. Refer below for additional disclosures related to the acquired intangibles.

2015 Acquisitions - Intangibles at Acquisition Date

The following table summarizes the final fair value and weighted average amortization period of acquired intangible assets and liabilities as of the acquisition date for transactions closed during 2015. The acquisition accounting was finalized during 2015 for all 2015 acquisitions, with the exception of Invenergy Wind, which was finalized in 2016. The final intangibles fair value reflects the following changes from the initial opening balance sheet for Invenergy; a decrease of $2.7 million to favorable rate revenue contracts, a decrease of $34.3 million to the in-place value of market rate revenue contracts and an increase of $5.0 million to unfavorable rate O&M contracts.

	Fair Value
(In thousands)	Invenergy Wind	First Wind	Northern Lights	Integrys	Other
Intangible assets
Favorable rate revenue contracts	$547,300	$3,900	$39,000	$21,168	$12,454
In-place value of market rate revenue contracts	164,000	103,900	—	7,798	—
Favorable rate land leases	—	15,800	—	—	—
Intangible liabilities
Unfavorable rate revenue contracts	—	17,200	—	5,786	—
Unfavorable rate O&M contracts	5,000	—	—	—	—
Unfavorable rate land lease	—	1,000	—	—	—

	Weighted Average Amortization Period[1]
(In years)	Invenergy Wind	First Wind	Northern Lights	Integrys	Other
Intangible assets
Favorable rate revenue contracts	17	3	18	12	20
In-place value of market rate revenue contracts	22	18	—	22	—
Favorable rate land leases	—	20	—	—	—
Intangible liabilities
Unfavorable rate revenue contracts	—	6	—	19	—
Unfavorable rate O&M contracts	4	—	—	—	—
Unfavorable rate land lease	—	18	—	—	—
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

	Fair Value
(In thousands)	Mt. Signal	Capital Dynamics	Other
Intangible assets
Favorable rate revenue contracts	$—	$26,000	$70,179
In-place value of market rate revenue contracts	119,767	48,236	50,445
Intangible liabilities
Unfavorable rate revenue contracts	—	12,100	—

	Weighted Average Amortization Period[1]
(In years)	Mt. Signal	Capital Dynamics	Other
Intangible assets
Favorable rate revenue contracts	—	18	19
In-place value of market rate revenue contracts	25	23	15
Intangible liabilities
Unfavorable rate revenue contracts	—	7	—
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

	Year Ended December 31,
(In thousands, unaudited)	2015	2014
Total operating revenues, net	$605,441	$427,098
Net loss	(128,588)	(102,010)

Acquisition costs incurred by the Company related to third party acquisitions were $2.7 million, $55.8 million and $15.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate in the consolidated statements of operations and are excluded from the respective unaudited pro forma net loss amounts disclosed above.

6. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	December 31, 2016	December 31, 2015
Renewable energy facilities in service, at cost	$5,354,883	$5,906,154
Less accumulated depreciation - renewable energy facilities	(364,756)	(187,874)
Renewable energy facilities in service, net	4,990,127	5,718,280
Construction in progress - renewable energy facilities	3,124	115,954
Total renewable energy facilities, net	$4,993,251	$5,834,234

Depreciation expense related to renewable energy facilities was $209.2 million, $135.7 million and $37.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Construction in progress represents costs incurred to complete the construction of the facilities in the Company's current portfolio that were acquired from SunEdison. When renewable energy facilities are sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction (see Note 3. Transactions Between Entities Under Common Control). All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $1.6 million, $22.7 million and $37.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company reclassified $548.7 million from renewable energy facilities, net to non-current assets held for sale in the consolidated balance sheet (see Note 4. Assets Held for Sale). There was no amount classified as assets held for sale as of December 31, 2015.

7. ASSET RETIREMENT OBLIGATIONS

Activity in asset retirement obligations for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Balance as of the beginning of the year	$215,146	$78,175	$13,005
Additional obligations from renewable energy facilities achieving commercial operation	2,132	52,181	34,414
Revisions in estimates for current obligations[1]	(7,920)	—	—
Adjustment related to change in accretion period[2]	(22,204)	—	—
Assumed through acquisition	136	74,293	29,450
Acquisition accounting adjustments related to prior year acquisitions	—	5,640	—
Accretion expense	8,992	7,209	2,109
Reclassification to non-current liabilities related to assets held for sale	(39,850)	—	—
Currency translation adjustment	(7,857)	(2,352)	(803)
Balance as of the end of the year	$148,575	$215,146	$78,175
————

(1)
As discussed in Note 2. Summary of Significant Accounting Policies, effective December 31, 2016, the Company revised its original estimates of the costs and related amount of cash flows for certain of its asset retirement obligations.

(2)
As discussed in Note 2. Summary of Significant Accounting Policies, the Company revised the accretion period for its asset retirement obligations from the term of the related PPA agreement to the remaining useful life of the corresponding renewable energy facility, consistent with the period over which depreciation expense is recorded on the corresponding asset retirement cost recognized within renewable energy facilities and with its estimate of the future timing of settlement.

The Company did not have any assets that were legally restricted for the purpose of settling the Company's asset retirement obligations as of December 31, 2016, 2015 and 2014.

8. GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are presented in the table below:

	Distributed Generation reporting unit
	Year Ended December 31,
(In thousands)	2016	2015
Balance as of the beginning of the year	$55,874	$—
Goodwill acquired	—	55,874
Impairment	(55,874)	—
Balance as of the end of the year	$—	$55,874

The Company performed its annual impairment test of the carrying value of its goodwill as of December 1, 2016 and concluded that the goodwill balance of $55.9 million was fully impaired. The impairment was driven by a combination of factors, including lack of near-term growth in the operating segment. The impairment test determined there was no implied value of goodwill, which resulted in an impairment charge of $55.9 million as reflected in goodwill impairment within the consolidated statement of operations for the year ended December 31, 2016.

The Company used an income approach methodology of valuation, which used the discounted cash flow method based on forecasted cash flows of the distributed generation reporting unit. The market approach was considered but not used due to the lack of direct similarities with comparable companies in the market.

9. INTANGIBLES

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2016:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	16 years	$714,758	$(57,634)	$657,124
In-place value of market rate revenue contracts	20 years	518,003	(47,284)	470,719
Favorable rate land leases	18 years	15,800	(1,531)	14,269
Total intangible assets, net		$1,248,561	$(106,449)	$1,142,112

Unfavorable rate revenue contracts	7 years	$35,086	$(10,541)	$24,545
Unfavorable rate O&M contracts	3 years	5,000	(1,302)	3,698
Unfavorable rate land lease	16 years	1,000	(107)	893
Total intangible liabilities, net		$41,086	$(11,950)	$29,136

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2015:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	17 years	$714,137	$(12,024)	$702,113
In-place value of market rate revenue contracts	20 years	551,226	(22,229)	528,997
Favorable rate land leases	19 years	15,800	(746)	15,054
Total intangible assets, net		$1,281,163	$(34,999)	$1,246,164

Unfavorable rate revenue contracts	8 years	$35,086	$(4,951)	$30,135
Unfavorable rate land lease	17 years	1,000	(51)	949
Total intangible liabilities, net		$36,086	$(5,002)	$31,084

The Company has intangible assets related to revenue contracts, representing long-term PPAs and REC agreements, and favorable rate land leases that were obtained through acquisitions (see Note 5. Acquisitions). The revenue contract intangible assets are comprised of favorable rate PPAs and REC agreements and the in-place value of market rate PPAs. The Company also has intangible liabilities related to unfavorable rate PPAs and REC agreements, unfavorable rate O&M contracts and an unfavorable rate land lease, which are classified within other long-term liabilities in the consolidated balance sheet. These intangible assets and liabilities are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 28 years as of December 31, 2016.

Amortization expense related to favorable rate revenue contracts is reflected in the consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the consolidated statements of operations as an increase to operating revenues, net. During the years ended December 31, 2016, 2015 and 2014, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $40.2 million, $5.3 million and $4.2 million, respectively.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the consolidated statements of operations within depreciation, accretion and amortization expense. During the years ended December 31, 2016, 2015 and 2014, amortization expense related to the in-place value of market rate revenue contracts was $25.2 million, $18.4 million and $2.0 million, respectively.

Amortization expense related to favorable rate land leases is reflected in the consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease and unfavorable rate O&M contracts is reflected in the consolidated statements of operations as a reduction of cost of operations. During the years ended December 31, 2016 and 2015, net amortization related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts resulted in a $0.6 million reduction of cost of operations and $0.7 million increase to cost of operations, respectively. There was no amortization expense related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts during the year ended December 31, 2014.

Over the next five fiscal years, the Company expects to recognize annual amortization on its intangibles as follows:

(In thousands)	2017	2018	2019	2020	2021
Favorable rate revenue contracts	$44,880	$43,932	$43,846	$43,846	$42,147
Unfavorable rate revenue contracts	(5,490)	(4,956)	(4,845)	(2,620)	(1,379)
Total net amortization expense recorded to operating revenues, net	$39,390	$38,976	$39,001	$41,226	$40,768

In-place value of market rate revenue contracts	$25,366	$25,366	$25,366	$25,366	$25,366
Total amortization expense recorded to depreciation, accretion and amortization expense	$25,366	$25,366	$25,366	$25,366	$25,366

Favorable rate land leases	$799	$799	$799	$799	$799
Unfavorable rate O&M contracts	(1,250)	(1,250)	(1,198)	—	—
Unfavorable rate land lease	(56)	(56)	(56)	(56)	(56)
Total net amortization recorded to cost of operations	$(507)	$(507)	$(455)	$743	$743

10. VARIABLE INTEREST ENTITIES

The Company consolidates VIEs in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse, project-level debt. No VIEs were deconsolidated during the years ended December 31, 2016 and 2015.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's consolidated balance sheets are as follows:

(In thousands)	December 31, 2016	December 31, 2015
Current assets	$191,244	$180,287
Non-current assets	4,351,635	4,584,886
Total assets	$4,542,879	$4,765,173
Current liabilities	$638,452	$1,043,892
Non-current liabilities	514,464	202,629
Total liabilities	$1,152,916	$1,246,521

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

11. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates) Description:	December 31, 2016	December 31, 2015	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$950,000	$950,000	Fixed	6.38	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63	Senior notes
Revolver	552,000	655,000	Variable	3.92	Revolving loan
Non-recourse long-term debt[3]:
Permanent financing	2,078,009	2,546,864	Blended[4]	5.96[5]	Term debt / Senior notes
Construction financing	—	38,063	Variable	N/A	Construction debt
Financing lease obligations	123,930	136,594	Imputed	5.63[5]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	4,003,939	4,626,521		5.82[5]
Unamortized discount, net	(13,620)	(20,821)
Deferred financing costs, net[6]	(39,405)	(43,051)
Less current portion of long-term debt and financing lease obligations[7]	(2,212,968)	(2,037,919)
Long-term debt and financing lease obligations, less current portion[8]	$1,737,946	$2,524,730
———

(1)	As of December 31, 2016.

(2)
Corporate-level debt represents debt issued by Terra Operating LLC and guaranteed by Terra LLC and certain subsidiaries of Terra Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements.

(3)
Non-recourse debt represents debt issued by subsidiaries with no recourse to Terra LLC, Terra Operating LLC or guarantors of the Company's corporate-level debt, other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition.

(4)
Includes variable rate debt and fixed rate debt. As of December 31, 2016, 52% of this balance had a variable interest rate and the remaining 48% of this balance had a fixed interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of certain variable rate permanent financing non-recourse debt (see Note 13. Derivatives).

(5)	Represents the weighted average interest rate as of December 31, 2016.

(6)
Total net long-term debt and financing lease obligations, including current portion, reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 2. Summary of Significant Accounting Policies.

(7)
As of December 31, 2016, the Company reclassified $14.7 million from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale in the consolidated balance sheet (see Note 4. Assets Held for Sale), which represents non-recourse debt for the U.K. Portfolio and portfolio of residential rooftop solar assets held for sale as of December 31, 2016.

(8)
As of December 31, 2016, the Company reclassified $353.9 million from long-term debt and financing lease obligations, less current portion to non-current liabilities related to assets held for sale in the consolidated balance sheet (see Note 4. Assets Held for Sale), which represents non-recourse debt for the U.K. Portfolio and portfolio of residential rooftop solar assets held for sale as of December 31, 2016.

Corporate-level Long-term Debt

Bridge Credit Facility

On March 28, 2014, the Company entered into a credit and guaranty agreement with Goldman Sachs Bank USA as administrative agent and the lenders party thereto, which originally provided for a senior secured term loan facility in an aggregate principal amount of $250.0 million (the "Bridge Credit Facility"). The Bridge Credit Facility was amended on May 15, 2014 to increase the aggregate principal amount of the facility to $400.0 million (the "Amended Bridge Credit Facility"). The Amended Bridge Credit Facility was repaid following the closing of the IPO on July 23, 2014.

Term Loan

In connection with the closing of the IPO on July 23, 2014, Terra Operating LLC entered into a term loan facility (the "Term Loan"). The Term Loan initially provided for up to a $300.0 million senior secured term loan, which was used to repay a portion of the outstanding borrowings under the Amended Bridge Credit Facility. On December 18, 2014, the Company obtained additional financing by increasing the Term Loan by $275.0 million to a total of $575.0 million.

On January 28, 2015, the Company repaid the remaining outstanding principal balance on the Term Loan of $573.5 million. The Company recognized a $12.0 million loss on extinguishment of debt during the year ended December 31, 2015 as a result of this repayment.

Revolving Credit Facilities

In connection with the closing of the IPO on July 23, 2014, Terra Operating LLC entered into a senior secured revolving credit facility that initially provided for up to $140.0 million, which was increased by $75.0 million to a total of $215.0 million on December 18, 2014. As of December 31, 2014, no amounts had been drawn on the facility.

On January 28, 2015, Terra Operating LLC replaced its existing revolver with a new $550.0 million revolving credit facility (the "Revolver"). The Revolver consisted of a revolving credit facility of at least $550.0 million available for revolving loans and letters of credit. The Company recognized a $1.3 million loss on extinguishment of debt during the year ended December 31, 2015 as a result of the revolver exchange.

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

On December 9, 2015, Terra Operating LLC entered into a third amendment to its credit and guaranty agreement which amended the Leverage Ratio (as defined therein) from 5:00:1:00 (subject to certain increases if certain acquisitions are consummated), to as follows:

•	6:00:1:00 for any fiscal quarter occurring after September 30, 2015, but ending on or before December 31, 2016;

•	5.75:1:00 for any fiscal quarter occurring after December 31, 2016, but ending on or before December 31, 2017; and

•	5:00:1:00 for any fiscal quarter ending after December 31, 2017 (subject to certain increases if certain acquisitions are consummated).

At Terra Operating LLC’s option, all outstanding amounts under the Revolver initially bore interest at a rate per annum equal to either (i) a base rate plus a margin of 1.50%, or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. Beginning July 1, 2015 (and prior to the sixth and eighth amendment discussed below), the base rate margin ranges between 1.25% and 1.75% and the Eurodollar rate margin ranges between 2.25% and 2.75%, as determined by reference to a leverage-based grid.

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

The sixth amendment provided that the interest rate on loans made under the Revolver and commitment fees paid on undrawn Revolver commitments would be calculated using the highest applicable margin and commitment fee percentage under the Revolver until the first business day of the first quarter following the delivery of 2015 financial statements and the accompanying audit report. In addition to granting the additional collateral described above, the seventh amendment also amended the conditions under which Terra LLC and Terra Operating LLC are permitted to make distributions in respect of their equity, including by adding a requirement that Terra LLC and Terra Operating LLC satisfy a minimum Total Liquidity (as defined therein) at the time of making any such distribution. Although TerraForm Power is not a party to, or guarantor of Terra Operating LLC's obligations under, the Revolver, these conditions will also effectively apply to the payment of dividends by TerraForm Power on its Class A common stock.

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

On September 27, 2016, Terra Operating LLC entered into a consent agreement and ninth amendment to the terms of the Revolver. The ninth amendment modified the definition of Total Liquidity in the Revolver to include voluntary or mandatory permanent reductions in Revolving Commitments in the calculation of Total Liquidity. The consent agreement also provided consent for the cross-collateralization of certain utility scale assets located in Canada owned by subsidiaries of the Company as further described in the "Canada project-level financing" section below. In addition, in conjunction with this consent, the agreement provided that Terra Operating LLC would prepay $70.0 million of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity by such amount. This amount was repaid by Terra Operating LLC on November 10, 2016. Further, in conjunction with this consent and as a result of the Company's election in February of 2017 to increase the principal amount of the credit facility described in the "Canada project-level financing" section below, Terra Operating LLC repaid an additional $5.0 million of Revolver indebtedness on March 6, 2017 and permanently reduced the revolving commitments and borrowing capacity by such amount.

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
As a result of the Revolver amendments and prepayments described above, the Company had a total borrowing capacity of $625.0 million under the Revolver as of December 31, 2016 and $552.0 million of revolving loans were outstanding. The Company recognized a $1.1 million loss on extinguishment of debt during the year ended December 31, 2016 as a result of the reduction in borrowing capacity for the Revolver and corresponding write-off of a portion of the unamortized deferred financing costs due to the amendments and prepayments described above.

On April 5, 2017, Terra Operating LLC entered into a tenth amendment to the terms of the Revolver, which provided that the date on which the Company must deliver to the Administrative Agent and other parties to the Revolver its annual financial statements and accompanying audit report with respect to fiscal year 2016 and its financial plan for fiscal year 2017 would be extended to April 28, 2017.

On April 26, 2017, the Company entered into an eleventh amendment to the terms of the Revolver, which further extended the due date for delivery of its 2016 annual financial statements and accompanying audit report to the earlier of (a) July 15, 2017 and (b) the tenth business day prior to the date on which the failure to deliver such financial statements would constitute an event of default under the 2023 Indenture. As discussed below, an event of default would not have occurred under the 2023 Indenture until July 31, 2017. This Form 10-K for the year ended December 31, 2016 was filed within the 10-business day cure period that commenced on July 15, 2017, and consequently no event of default occurred under the Revolver with respect to this filing. The amendment also extended the due date for delivery to the Administrative Agent and other parties to the Revolver for the Company's financial statements and accompanying information with respect to the fiscal quarter ended March 31, 2017 to July 31, 2017 and with respect to the fiscal quarters ending June 30, 2017 and September 30, 2017 to the date that is 75 days after the end of each such fiscal quarter, with a 10-business day cure period for each quarterly deliverable.

The eleventh amendment amends the Debt Service Coverage Ratio applicable to the fourth quarter of 2016, and first, second and third quarters of 2017 from 1.75:1.00 to 1.50:1.00. The amendment also amends the Leverage Ratio applicable to the fourth quarter of 2016 from 6.00:1.00 to 6.50:1.00 and applicable to the first, second and third quarters of 2017 from 5.75:1.00 to 6.50:1.00. In addition, the amendment amends the definitions of Debt Service Coverage Ratio and Leverage Ratio to provide for, in each case, certain pro forma treatment of the repayment or refinancing of Non-Recourse Project Indebtedness (as defined therein) net of any new Non-Recourse Project Indebtedness incurred in connection with any such refinancing. Per the terms of the eleventh amendment, Terra Operating LLC agreed to prepay $50.0 million of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity by such amount. This amount was repaid on May 3, 2017.

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

On August 30, 2016, the Company announced the successful completion of a consent solicitation from holders of record on August 16, 2016 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain waivers relating to certain reporting covenants and to effectuate certain amendments under the 2023 Indenture and the indenture dated as of July 17, 2015 (as supplemented) with respect to the Senior Notes due 2025 (the "2025 Indenture"). Terra Operating LLC received validly delivered and unrevoked consents from the holders of a majority of the aggregate principal amount of each series of the notes outstanding as of the record date and paid a consent fee to each consenting holder of $5.00 for each $1,000 principal amount of such series of the notes for which such holder delivered its consent. Under the terms of the waivers obtained, the deadline to comply with the reporting covenants in the indentures relating to the filing of the Company's Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 was extended to December 6, 2016. The Company filed the Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 by the December 6, 2016 deadline. Although the Company's Form 10-Q for the second quarter of 2016 was not filed by December 6, 2016, it was filed with the SEC within the grace period for delivery, and consequently no event of default occurred with respect to the second quarter filing.

Following receipt of the requisite consents required to approve the amendments to the respective indentures, Terra Operating LLC entered into a fourth supplemental indenture to the 2023 Indenture and a third supplemental indenture to the 2025 Indenture on August 29, 2016. Effective as of September 6, 2016, the fourth and third supplemental indentures respectively permanently increased the interest rate payable on the Senior Notes due 2023 from 5.875% per annum to 6.375% per annum and the interest rate payable on the Senior Notes due 2025 from 6.125% per annum to 6.625% per annum. In addition, beginning on September 6, 2016 through and including December 6, 2016, special interest accrued on the Senior Notes due 2023 and the Senior Notes due 2025 at a rate equal to 3.0% per annum, which was payable in the same manner as regular interest payments on the first interest payment date following December 6, 2016. The fourth and third supplemental indentures also require the Company, upon the consummation of any transaction resulting in any person becoming the beneficial owner of 33.3% or more but less than or equal to 50% of the voting stock of the Company, to make an offer to each holder of the Senior Notes due 2023 and the Senior Notes due 2025, respectively, to repurchase all or any part of that holder's notes at a purchase price in cash equal to 101% of the aggregate principal amount of such notes repurchased. In lieu of making such an offer under either the 2023 Indenture or the 2025 Indenture, the applicable supplemental indenture also provides that Terra Operating LLC may elect to deliver a notice to the trustee under the 2023 Indenture or the 2025 Indenture, as applicable, to permanently increase the interest rates payable on the Senior Notes due 2023 from 6.375% per annum to 7.375% per annum or the interest rate on the Senior Notes due 2025 from 6.625% per annum to 7.625% per annum, respectively.

On January 17, 2017, Terra Operating LLC received a notice of default from the trustee under the 2023 Indenture and the 2025 Indenture for failure to comply with its obligation to timely furnish the Form 10-Q for the third quarter of 2016. However, the Form 10-Q for the third quarter of 2016 was filed with the SEC within the grace period for delivery, and consequently no event of default occurred with respect to the third quarter filing.

On May 2, 2017, Terra Operating LLC received a notice from the trustee of an event of default for failure to deliver 2016 audited annual financial statements and thus had until July 31, 2017 to deliver its 2016 audited financial statements before an event of default would occur under the 2023 Indenture and the 2025 Indenture. However, this Form 10-K for the year ended December 31, 2016 was filed with the SEC within the grace period for delivery, and consequently no event of default occurred with respect to this filing.

On July 11, 2017, Terra Operating LLC received a notice from the trustee of an event of default for failure to comply with its obligation to timely furnish the Company's Form 10-Q for the first quarter of 2017. However, an event of default will not occur under the 2023 Indenture and the 2025 Indenture with respect to the Form 10-Q for the first quarter of 2017 unless such Form 10-Q is not filed within the 90-day grace period that commenced on July 11, 2017.

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

Non-recourse Long-term Debt

Indirect subsidiaries of the Company have incurred long-term debt obligations with respect to the renewable energy facilities that those subsidiaries own directly or indirectly. This indebtedness of these subsidiaries is typically secured by the renewable energy facility's assets (mainly the renewable energy facility) or equity interests in such renewable energy facilities with no recourse to Terra LLC or Terra Operating LLC other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition. In connection with these financings and in the ordinary course of its business, the Company and its subsidiaries observe formalities and operating procedures to maintain each of their separate existence and can readily identify each of their separate assets and liabilities as separate and distinct from each other. As a result, these subsidiaries are legal entities that are separate and distinct from TerraForm Power, Terra LLC, Terra Operating LLC and the guarantors under the Revolver, the Senior Notes due 2023 and Senior Notes due 2025.

United Kingdom Debt Refinancing

On November 6, 2015, the Company entered into definitive agreements to refinance 178.6 million British Pounds ("GBP") (equivalent of $270.8 million on the closing date) of existing non-recourse indebtedness by entering into a new GBP 313.5 million (equivalent of $475.2 million on the closing date) facility. The new facility had a maturity date in 2022 and was comprised of Tranche A for GBP 87.0 million (equivalent of $131.9 million) which was fully amortizing over the seven-year term, and Tranche B for GBP 226.5 million (equivalent of $343.3 million), which was payable at maturity. This new facility bore interest at a rate per annum equal to LIBOR plus an applicable margin of 2.10% for Tranche A and 2.35% for Tranche B. The facility was secured by all of the Company's solar generation facilities located in the U.K. except for the Norrington facility and was non-recourse to Terra LLC and Terra Operating LLC. The Company recognized a loss on extinguishment of debt of $7.5 million during the year ended December 31, 2015 as a result of this refinancing. As discussed in Note 4. Assets Held for Sale, Terra Operating LLC closed on its sale of the U.K. Portfolio on May 11, 2017 to Vortex Solar UK Limited, which resulted in the reduction of this indebtedness.

Non-recourse Portfolio Term Loan

On December 4, 2015, a wholly owned subsidiary of the Company entered into a $500.0 million non-recourse portfolio term loan commitment (the "Midco Portfolio Term Loan"). The term loan was funded on December 15, 2015 and a majority of the proceeds were used to acquire wind power plants from Invenergy Wind. The term loan is secured by pledges of indirect equity interests in approximately 1,104.3 MW of the Company's renewable energy facilities, consisting of assets acquired from Invenergy Wind and certain other renewable energy facilities acquired from SunEdison, and matures on January 15, 2019, to the extent the Company exercises its extension options. The Company exercised the first two extension options in January and July of 2017, respectively. Interest under the term loan accrues at a rate equal to an adjusted Eurodollar rate plus 5.5%, subject to a 1.0% LIBOR floor (or base rate plus 4.5%). Borrowings under the loan agreement are prepayable at the Company’s option at par.

In June of 2017, the Company agreed to make a $100.0 million prepayment for this loan in connection with obtaining (i) a waiver to extend the 2016 audited project financial statement deadline under the loan agreement and (ii) a waiver of the change of control default that would arise under this loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds the Company received from the sale of the U.K. Portfolio as discussed in Note 4. Assets Held for Sale. The Company is filing this loan agreement as an Exhibit to this Form 10-K as a result of an agreement with a lender to this loan agreement.

Canada project-level financing

On November 2, 2016, certain of the Company's subsidiaries entered into a new non-recourse loan financing in an aggregate principal amount of CAD $120.0 million (including a CAD $6.9 million letter of credit) secured by approximately 40

MW(ac) of utility scale solar power plants located in Canada that are owned by the Company's subsidiaries. This new non-recourse loan has a seven-year maturity and amortizes on a 17-year sculpted amortization schedule. The loan agreement also permits the Company's subsidiaries to increase the principal amount of the credit facility by up to an additional CAD $123.0 million subject to obtaining additional lender commitments and satisfaction of certain conditions, including the absence of defaults or events of default, pro forma compliance with debt service coverage ratios and other customary conditions. This new loan facility is non-recourse to Terra LLC and Terra Operating LLC. The proceeds of this financing were used to pay down the Revolver by $70.0 million as described above. Any additional proceeds are are also expected to be used for general corporate purposes.

On February 28, 2017, the Company increased the principal amount of the credit facility by an additional CAD $113.9 million (including an additional CAD $6.7 million letter of credit), increasing the total facility to CAD $233.9 million. The proceeds of this additional financing are expected to be used for general corporate purposes and were used to pay down an additional $5.0 million on the Revolver as described above.

Non-recourse Debt Defaults

A SunEdison Debtor is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of the Company's non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of 2015 audited financial statements for certain project-level subsidiaries, among other things, the Company experienced defaults under most of its non-recourse financing agreements in 2016. During the course of 2016 and to date in 2017, the Company obtained waivers or temporary forbearances with respect to most of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate; however, certain of these defaults persist. Moreover, the Company has experienced, or expects to experience, additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company or project-level audits. The Company is working to complete these audits and seeking to cure or obtain waivers of such default. For certain of these defaults, the corresponding contractual grace periods already expired as of the respective financial statement issuance date or the Company could not assert that it was probable that the violation would be cured within any remaining grace periods, would be cured for a period of more than twelve months or were not likely to recur. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to certain of these defaults. As the defaults occurred prior to the issuance of the financial statements for the years ended December 31, 2016 and 2015, $1.6 billion and $1.9 billion, respectively, of the Company's non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, was reclassified to current in the consolidated balance sheet as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date. Amortization of deferred financing costs and debt discounts continue to be amortized over the maturities of the respective financing agreements as before the violations, as the Company believes there is a reasonable likelihood that it will be able to successfully negotiate a waiver with the lenders and/or cure the defaults. Refer to Note 13. Derivatives for discussion of corresponding interest rate swap reclassifications to current as a result of these defaults.

As discussed above under Non-recourse Portfolio Term Loan, the Company agreed to make a $100.0 million prepayment in June of 2017 in connection with obtaining a waiver for the Midco Portfolio Term Loan.

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

On May 22, 2015, SunEdison acquired the lessor interest in an operating solar generation facility referred to as the Duke Energy operating facility and concurrently sold the facility to the Company. Upon acquisition of this operating facility, the Company recognized a net gain on the extinguishment of debt of $11.4 million during the year ended December 31, 2015 due to the termination of $31.5 million of financing lease obligations of the operating facility.

First Wind Debt Extinguishment

The Company repaid certain long-term indebtedness for the renewable energy facilities acquired as part of the First Wind Acquisition. The Company recognized a loss on the extinguishment of debt of $6.4 million during the year ended December 31, 2015 as a result of this repayment.

Minimum Lease Payments

The aggregate amounts of minimum lease payments on the Company's financing lease obligations are $123.9 million. Contractual obligations for 2017 through 2021 and thereafter, are as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Minimum lease obligations[1]	$9,449	$9,090	$18,496	$8,821	$9,002	$69,072	$123,930
———

(1)
Represents the minimum lease payment due dates for the Company's financing lease obligations and does not reflect the reclassification of $49.7 million of financing lease obligations to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements.

Maturities

The aggregate contractual payments of long-term debt due after December 31, 2016, excluding financing lease obligations and amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	2017[1]	2018	2019	2020	2021	Thereafter	Total
Maturities of long-term debt as of December 31, 2016[2]	$735,996	$100,640	$431,082	$87,575	$90,881	$2,433,835	$3,880,009
———

(1)
Includes $552.0 million of Revolver indebtedness as management currently intends to repay this indebtedness during 2017. Also includes $100.0 million prepayment for the Midco Portfolio Term Loan, which the Company agreed to pay in June of 2017 in connection with obtaining (i) a waiver to extend the 2016 audited project financial statement deadline under the loan agreement and (ii) a waiver of the change of control default that would arise under the loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds the Company received from the sale of the U.K. Portfolio as discussed in Note 4. Assets Held for Sale.

(2)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $1.5 billion of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements, except for the $100.0 million prepayment discussed directly above.

Merger Agreement

As discussed in Note 1. Nature of Operations and Basis of Presentation, on March 6, 2017, TerraForm Power entered into the Merger Agreement with certain affiliates of Brookfield. The closing of the Merger is subject to certain conditions as previously described. There is no financing condition to the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, the Company has agreed to provide cooperation as reasonably requested by an affiliate of Brookfield in its efforts to obtain debt financing that is to be made available to the Company from and after the closing of the Merger. Certain lenders have committed, upon the terms and subject to the conditions set forth in debt commitment letters provided to the Brookfield affiliate, to provide certain financing to repay, refinance, redeem, defease or otherwise repurchase certain Company indebtedness.

In addition, the Merger Agreement provides that, at or prior to the effective time of the Merger, TerraForm Power will enter into a revolving credit line agreement, substantially consistent with the term sheet as agreed between a Brookfield affiliate and TerraForm Power as of the date of the Merger Agreement (the “Sponsor Line Agreement”), by and among TerraForm Power and Brookfield or its affiliates pursuant to which Brookfield or its affiliates will commit up to a $500 million secured revolving credit line to TerraForm Power for use to acquire renewable energy assets or for profit improving capital expenditures.

The completion of the Merger would trigger a change in control under the terms of the Revolver. Such change in control constitutes an event of default under the Revolver and would entitle the Revolver lenders to accelerate the principal amount outstanding under the Revolver. The Company intends to pay down and terminate the Revolver concurrently with consummating the Merger through a refinancing transaction. However, there can be no assurance that the Company will be able to enter into a replacement credit facility or otherwise secure financing on equal or more favorable terms. Such inability could have a materially adverse effect on the Company's liquidity and growth strategy.

The completion of the Merger would also trigger a change in control under the 2023 Indenture and the 2025 Indenture. The 2023 Indenture and the 2025 Indenture require the Company to make an offer to repurchase the Senior Notes issued under the respective indentures at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date following a change in control. Brookfield and certain of its affiliates have secured a backstop financing facility that is available to be drawn by the Company subject to certain conditions in the event the Company makes this offer and noteholders elect to accept the offer. If a significant number of noteholders tender into the offer to repurchase at 101% of par, the Company would need to draw upon this backstop financing facility which would have a shorter maturity and more restrictive covenants than the Senior Notes due 2023 and Senior Notes due 2025, which could have a material adverse effect on the Company’s financial position, performance and operations.

A limited number of the Company's non-recourse financing arrangements also include change in control provisions that would permit the counterparty to terminate the contract or accelerate maturity following the completion of the Merger. The Company is working to obtain consents or waivers from those counterparties to the applicable change of control provisions, however, there is no assurance those consents will be obtained.

12. INCOME TAXES

The income tax provision consisted of the following:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2016
U.S. federal	$66	$(103)	$(37)
State and local	53	(1,109)	(1,056)
Foreign	—	1,587	1,587
Total expense	$119	$375	$494
Tax expense in equity	—	406	406
Total	$119	$781	$900

Year ended December 31, 2015
U.S. federal	$98	$(12,507)	$(12,409)
State and local	—	(1,182)	(1,182)
Foreign	158	192	350
Total expense (benefit)	$256	$(13,497)	$(13,241)
Tax expense in equity	—	14,627	14,627
Total	$256	$1,130	$1,386

Year ended December 31, 2014
U.S. federal	$84	$(3,554)	$(3,470)
State and local	—	(213)	(213)
Foreign	—	(1,006)	(1,006)
Total expense (benefit)	$84	$(4,773)	$(4,689)
Tax benefit in equity	—	(3,616)	(3,616)
Total	$84	$(8,389)	$(8,305)

Effective Tax Rate

The income tax provision differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to loss before income taxes, as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax benefit at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes:
State income taxes, net of U.S. federal benefit	(5.9)%	1.0%	1.0%
Foreign operations	(1.5)%	9.9%	1.4%
Non-controlling interest	(15.9)%	(20.6)%	(15.8)%
Goodwill impairment	(6.2)%	—%	—%
Stock-based compensation	—%	(2.2)%	(2.2)%
Change in valuation allowance	(4.7)%	(17.7)%	(8.8)%
Other	(1.0)%	0.6%	(5.2)%
Effective tax benefit rate	(0.2)%	6.0%	5.4%

As of December 31, 2016, TerraForm Power owns 65.7% of Terra LLC and consolidates the results of Terra LLC through its controlling interest. The Company records SunEdison's 34.3% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 65.7% of Terra LLC's taxable income and SunEdison records income tax on its 34.3% share of Terra LLC's taxable income.

For the year ended December 31, 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to loss allocated to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests, the impairment of goodwill at Capital Dynamics and the effect of state taxes. For the year ended December 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and due to the application of the intraperiod allocation rules, resulting in a significant tax provision recorded in other comprehensive income. For the year ended December 31, 2014, the tax benefits for losses realized prior to the IPO were recognized primarily because of existing deferred tax liabilities. As of December 31, 2016 and 2015, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	As of December 31,
(In thousands)	2016	2015
Deferred tax assets:
Net operating losses and tax credit carryforwards	$463,940	$217,834
Investment in partnership	—	123,253
Deferred revenue	743	743
Renewable energy facilities	—	11,667
Other	5,445	—
Total deferred tax assets	470,128	353,497
Valuation allowance	(419,875)	(333,858)
Net deferred tax assets	50,253	19,639
Deferred tax liabilities:
Investment in partnership	73,629	45,269
Renewable energy facilities	4,347	—
Other	—	1,000
Total deferred tax liabilities	77,976	46,269
Net deferred tax liabilities	$27,723	$26,630

The underlying renewable energy facilities are controlled under Terra LLC, and thus deferred tax assets and liabilities at the Company's portfolio companies are captured within the deferred tax asset for investment in partnership. The Company has gross net operating loss carryforwards of $990.6 million in the U.S. that will expire beginning in 2031 and gross net operating loss carryforwards of $214.1 million in foreign jurisdictions that will expire beginning in 2032. The Company believes that it is more likely than not that it will not generate sufficient taxable income to realize the deferred tax assets associated with its net operating losses and tax credit carryforwards and has recorded a valuation allowance against its deferred tax assets, with the exception of $69.2 million of net operating losses at its Canadian operations. The Company is currently performing an analysis of limitations on the use of net operating losses under Section 382. The results of this analysis could impact the Company's ability to use net operating losses in future periods or could reduce the net operating losses available.

As of December 31, 2016 and 2015, the Company had not identified any uncertain tax positions for which a liability was required.

13. DERIVATIVES

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

As of December 31, 2016 and 2015, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Hedging Contracts		Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of December 31, 2016
Prepaid expenses and other current assets	$1,150	$3,664	$—	$953	$12,028	$17,795	$—	$17,795
Other assets	411	62,474	—	460	25,167	88,512	—	88,512
Total assets	$1,561	$66,138	$—	$1,413	$37,195	$106,307	$—	$106,307
Accounts payable, accrued expenses and other current liabilities	$10,689	$—	$814	$—	$—	$11,503	$—	$11,503
Liabilities related to assets held for sale	—	—	4,041	—	—	4,041	—	4,041
Other long-term liabilities	47	—	—	—	—	47	—	47
Non-current liabilities related to assets held for sale	—	—	16,786	—	—	16,786	—	16,786
Total liabilities	$10,736	$—	$21,641	$—	$—	$32,377	$—	$32,377

As of December 31, 2015
Prepaid expenses and other current assets	$—	$11,455	$—	$3,875	$12,542	$27,872	$(1,451)	$26,421
Other assets	487	51,699	—	2,836	30,799	85,821	(70)	85,751
Total assets	$487	$63,154	$—	$6,711	$43,341	$113,693	$(1,521)	$112,172
Accounts payable, accrued expenses and other current liabilities	$19,081	$—	$1,104	$3,777	$—	$23,962	$(1,451)	$22,511
Other long-term liabilities	—	—	—	70	—	70	(70)	—
Total liabilities	$19,081	$—	$1,104	$3,847	$—	$24,032	$(1,521)	$22,511

As of December 31, 2016 and 2015, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	December 31, 2016	December 31, 2015
Derivatives designated as hedges:
Interest rate swaps (USD)	433,874	468,067
Interest rate swaps (CAD)	84,713	—
Interest rate swaps (GBP)	—	222,018
Commodity contracts (MWhs)	16,988	18,401
Derivatives not designated as hedges:
Interest rate swaps (USD)	14,681	15,794
Interest rate swaps (GBP)	222,018	—
Foreign currency contracts (GBP)	—	112,168
Foreign currency contracts (CAD)	25,075	40,566
Commodity contracts (MWhs)	1,407	1,828

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of December 31, 2016 as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedges for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Year Ended December 31,
(In thousands)		2016	2015	2014
Interest rate swaps	Interest expense, net	$26,280	$345	$1,279
Foreign currency contracts	Loss on foreign currency exchange, net	(1,325)	(3,600)	(1,126)
Commodity contracts	Operating revenues, net	(10,890)	(10,178)	—

During the second quarter of 2016, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. Portfolio. The forecasted transactions were deemed probable of not occurring beyond June of 2017 as a result of an evaluation of the offers received related to the planned sale of the U.K. Portfolio during the second quarter. The sale would either cause a repayment of the debt or the assumption of the debt by the buyer. This resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense, net in the consolidated statement of operations during the year ended December 31, 2016. The Company also prospectively discontinued hedge accounting for these interest rate swaps that were designated as cash flow hedges of the forecasted interest payments through June of 2017 as the forecasted transactions were deemed no longer probable of occurring. Subsequent to the discontinuation of hedge accounting, the Company recognized additional net unrealized losses of $7.3 million pertaining to these interest rate swaps during the year ended December 31, 2016 that are also reported in interest expense, net in the consolidated statement of operations.

Gains and losses recognized related to interest rate swaps and commodity contracts designated as cash flow hedges for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion) net of taxes[1]			Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Loss (Gain) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2016	2015	2014		2016	2015	2014	2016	2015	2014
Interest rate swaps	$(20,360)	$(11,482)	$(1,925)	Interest expense, net	$11,618	$4,663	$—	$—	$—	$—
Commodity contracts	20,274	38,395	—	Operating revenues, net	(12,572)	—	—	5,121	—	—
Total	$(86)	$26,913	$(1,925)		$(954)	$4,663	$—	$5,121	$—	$—
————

(1)
Net of taxes of $0.4 million and $14.6 million attributed to commodity contracts during the years ended December 31, 2016 and 2015, respectively. There were no taxes attributed to interest rate swaps during the years ended December 31, 2016, 2015 and 2014.

As of both December 31, 2016 and 2015, the Company has posted letters of credit in the amount of $18.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of December 31, 2016 and 2015 related to the Company's derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the years ended December 31, 2016, 2015 and 2014 related to the interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $5.7 million. The maximum term of outstanding interest rate swaps designated as hedges is 18 years.

As discussed in Note 11. Long-term Debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for the years December 31, 2016 and 2015. As the Company's interest rate swap agreements contain cross-default provisions, $4.8 million and $7.6 million, respectively, of related liabilities have been reclassified to current as of December 31, 2016 and 2015. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary. The Company does not currently expect any changes to the underlying cash flows as a result of these defaults and thus has determined that there is no impact to the swaps' qualification for hedge accounting and designation as cash flow hedges.

Commodity Contracts

The Company has long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in accumulated other comprehensive income and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Any ineffective portions of the derivatives’ change in fair value are recognized currently in earnings. The amounts deferred in other comprehensive income and reclassified into earnings during the years ended December 31, 2016, 2015 and 2014, related to the commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $2.2 million. The maximum term of outstanding commodity contracts designated as hedges is 13 years.

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

As discussed in Note 11. Long-term Debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for the years ended December 31, 2016 and 2015. As the Company's interest rate swap agreements contain cross-default provisions, $0.5 million and $0.7 million, respectively, of related liabilities have been reclassified to current as of December 31, 2016 and 2015. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary.

As of December 31, 2016, the Company reclassified $4.0 million of current derivative liabilities to liabilities related to assets held for sale and $16.8 million of non-current derivative liabilities to non-current liabilities related to assets held for sale. These pertain to interest rate swap agreements for the U.K. portfolio that were previously designated as cash flow hedges but are now being accounted for as derivatives not designated as hedges, with the changes in fair value being recorded through earnings. The impact of the change in accounting treatment has been discussed previously within this footnote.

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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

(In thousands)	As of December 31, 2016				As of December 31, 2015
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$1,561	$—	$1,561	$—	$487	$—	$487
Commodity contracts	—	37,195	66,138	103,333	—	43,341	63,154	106,495
Foreign currency contracts	—	1,413	—	1,413	—	5,190	—	5,190
Total derivative assets	$—	$40,169	$66,138	$106,307	$—	$49,018	$63,154	$112,172
Liabilities
Interest rate swaps	$—	$32,377	$—	$32,377	$—	$20,185	$—	$20,185
Foreign currency contracts	—	—	—	—	—	2,326	—	2,326
Total derivative liabilities	$—	$32,377	$—	$32,377	$—	$22,511	$—	$22,511

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the year ended December 31, 2016.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2016	2015
Beginning balance	$63,154	$—
Realized and unrealized gains (losses):
Included in Other Comprehensive Income	8,104	53,022
Included in Operating revenues	7,451	—
Purchases (acquisition of commodity contracts)	—	10,132
Settlements	(12,571)	—
Balance as of December 31	$66,138	$63,154

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 of the fair value hierarchy as of December 31, 2016 are as follows:

(In thousands, except range)	Fair Value as of December 31, 2016
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$66,138	$—	Discounted cash flow	Forward price (per MWh)	$14.4	-	$73.4
			Option model	Volatilities	3.0%	-	8.2%

The sensitivity of the Company's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of December 31, 2016 and 2015 is as follows:

	As of December 31, 2016		As of December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,950,914	$4,080,397	$4,562,649	$4,357,322

The fair value of the Company's long-term debt, except the senior notes was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective fiscal year. The fair value of the Senior Notes due 2023 and Senior Notes due 2025 were 101.38% and 103.75% of face value as of December 31, 2016, respectively, and 83.13% and 80.75% of face value as of December 31, 2015, respectively. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes as they are not callable at this time.

Nonrecurring Fair Value Measurements

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to renewable energy facilities, goodwill and intangibles, which are remeasured when the derived fair value is below carrying value on the Company's consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When the impairment has occurred, the Company measures the impairment and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies.

During the fourth quarter of 2016, certain long-lived assets met the criteria to be classified as held for sale (as discussed in Note 4. Assets Held for Sale). The fair value of these long-lived assets was measured, resulting in expected disposal losses of $15.7 million. The long-lived asset fair value amount of $19.5 million was measured by obtaining multiple bids from prospective buyers. The Company did not engage third-party appraisers. The fair value measurement was categorized as Level 2, as significant observable inputs were used in the valuation. The expected disposal losses, which represented the difference between the fair value less costs to sell and the carrying amount of the assets and liabilities held for sale, were recognized in impairment of renewable energy facilities within the consolidated statement of operations for the year ended December 31, 2016.

As discussed in Note 8. Goodwill, the Company performed its annual impairment test of the carrying value of its goodwill as of December 1, 2016 and concluded that the goodwill amount of $55.9 million was fully impaired. The inputs used to measure the estimated fair value of goodwill are classified as a Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information.

15. STOCKHOLDERS' EQUITY

Initial Public Offering

On July 23, 2014, TerraForm Power completed its IPO by issuing 20,065,000 shares of its Class A common stock at a price of $25.00 per share (the "IPO Price") for aggregate gross proceeds of $501.6 million. In addition, the underwriters exercised in full their option to purchase an additional 3,009,750 shares of Class A common stock at the IPO Price for aggregate gross proceeds of $75.2 million. Concurrently with the IPO, TerraForm Power sold an aggregate of 2,600,000 shares of its Class A common stock at the IPO Price to Altai Capital Master Fund, Ltd. ("Altai") and Everstream Opportunities Fund I, LLC ("Everstream") (the "Private Placements"), for aggregate gross proceeds of $65.0 million. In addition, on July 23, 2014, as consideration for the acquisition of the Mt. Signal utility-scale solar facility from Silver Ridge Power, LLC ("SRP") at an aggregate purchase price of $292.0 million, Terra LLC issued to SRP 5,840,000 Class B units (and TerraForm Power issued a corresponding number of shares of Class B common stock) and 5,840,000 Class B1 units (and TerraForm Power issued a corresponding number of shares of Class B1 common stock). SRP distributed the Class B shares and units to SunEdison and the Class B1 shares and units to R/C US Solar Investment Partnership, L.P. ("Riverstone"), the owners of SRP.

TerraForm Power received net proceeds of $463.9 million from the sale of the Class A common stock after deducting underwriting discounts, commissions, structuring fees and offering expenses. TerraForm Power received net proceeds of $69.6 million from the underwriters' exercise of their option to purchase an additional 3,009,750 shares of Class A common stock, after deducting underwriting discounts, commissions and structuring fees, which was used to purchase Class B common stock from SunEdison. TerraForm Power also received net proceeds of $65.0 million from the Private Placements. The Company used $159.2 million of net proceeds to repurchase Class B common stock and Class B1 units from SunEdison.

Acquisition Private Placement Offering

On November 26, 2014, TerraForm Power completed the sale of a total of 11,666,667 shares of its Class A common stock in a private placement, or the “Acquisition Private Placement,” to certain eligible investors for a net purchase price of $337.8 million. The Company used the net proceeds from the Acquisition Private Placement to repay a portion of amounts outstanding under its Term Loan among other things. In connection with the Acquisition Private Placement, the Company entered into a registration rights agreement with the purchasers pursuant to which it filed a registration statement with the SEC covering the resale of the purchased shares. The registration statement for these shares became effective on January 8, 2015.

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

Riverstone Exchange

As of May 28, 2015, all outstanding Class B1 units in Terra LLC and all outstanding shares of Class B1 common stock of TerraForm Power held by Riverstone had been converted into Class A units of Terra LLC held by TerraForm Power and shares of Class A common stock of TerraForm Power.

Reduction in SunEdison’s Ownership of Class B Shares

On January 22, 2016, TerraForm Power issued 12,161,844 shares of Class A common stock to affiliates of the D.E. Shaw group, Madison Dearborn Capital Partners IV, L.P. and Northwestern University and Terra LLC issued 12,161,844 Class A units of Terra LLC to TerraForm Power upon conversion of 12,161,844 Class B shares of TerraForm Power common stock and 12,161,844 Class B units of Terra LLC held by SunEdison. After giving effect to the conversion, SunEdison indirectly owned 48,202,310 Class B shares of TerraForm Power and 48,202,310 Class B units of Terra LLC.

Stockholder Protection Rights Agreement

On July 24, 2016, the Company's Board adopted a Stockholder Protection Rights Agreement (the “Rights Agreement”) and declared a dividend of one Right on each outstanding share of TerraForm Power Class A common stock. The record date to determine which stockholders are entitled to receive the Rights is August 4, 2016. The Rights Agreement was adopted in response to the potential sale of a significant equity stake in the Company by SunEdison and the potential accumulation of TerraForm Power Class A shares.

As of December 31, 2016, the following shares of TerraForm Power were outstanding:

Share Class:	Shares Outstanding	Shareholder(s)
Class A common stock	92,223,089	*
Class B common stock	48,202,310	SunEdison
Total Shares	140,425,399
———

*
Class A common stockholders are comprised of public and private investors, executive officers, management and personnel who provide services to the Company. Shares of Class A common stock outstanding exclude 253,687 shares of common stock held in treasury. The total par value of Class A common stock reflected on the consolidated balance sheet and consolidated statement of stockholders' equity as of December 31, 2016 includes 253,687 shares of stock held in treasury and excludes 459,800 shares of unvested restricted Class A common stock awards (see Note 16. Stock-based Compensation).

Dividends

The following table presents cash dividends declared on Class A common stock during 2015 and 2014. TerraForm Power has not declared or paid a dividend since the quarterly dividend for the third quarter of 2015. As a result of the SunEdison Bankruptcy, the limitations on the Company's ability to access the capital markets for its corporate debt and equity securities and other risks that the Company faces as detailed in this report, the Company's management believed it was prudent to defer any decisions on paying dividends to its shareholders for the time being.

	Dividends per Share	Declaration Date	Record Date	Payment Date
2015:
Third Quarter	$0.3500	November 9, 2015	December 1, 2015	December 15, 2015
Second Quarter	0.3350	August 6, 2015	September 1, 2015	September 15, 2015
First Quarter	0.3250	May 7, 2015	June 1, 2015	June 15, 2015
2014:
Fourth Quarter	0.2700	December 22, 2014	March 2, 2015	March 16, 2015
Third Quarter[1]	0.1717	October 27, 2014	December 1, 2014	December 15, 2014
———

(1)	This amount represented a quarterly dividend of $0.2257 per share, prorated to adjust for a partial quarter as the Company consummated its IPO on July 23, 2014.

Subsequent Events

Merger Agreement and Settlement Agreement

As discussed in Note 1. Nature of Operations and Basis of Presentation, on March 6, 2017, TerraForm Power entered into the Merger Agreement with certain affiliates of Brookfield. These affiliates would own approximately 51% of the Class A shares of TerraForm Power following the consummation of the Merger, subject to certain conditions precedent. The Merger Agreement was approved unanimously by the members of the Board of TerraForm Power voting on the matter, following the unanimous recommendation of its Corporate Governance and Conflicts Committee. Completion of the transaction is expected to occur, subject to satisfaction of closing conditions, in the second half of 2017.

Immediately prior to the effective time of the Merger, TerraForm Power will declare the payment of a special cash dividend (the “Special Dividend”) in the amount of $1.94 per fully diluted share, which includes the Company’s issued and outstanding Class A shares, Class A shares issued to SunEdison pursuant to the Settlement Agreement (more fully described below) and Class A shares underlying outstanding restricted stock units of the Company under the Company’s long-term incentive plan.

At the effective time of the Merger, each share of Class A common stock of TerraForm Power issued and outstanding immediately prior to the effective time of the Merger, with the exception of certain excluded shares, will be converted into the right to, at the holder’s election and subject to proration as described below, either (i) receive $9.52 per Class A Share, in cash, without interest (the “Per Share Cash Consideration”) or (ii) retain one share of Class A common stock, par value $0.01 per share, of the surviving corporation (the “Per Share Stock Consideration,” and, together with the Per Share Cash Consideration, without duplication, the “Per Share Merger Consideration”). Issued and outstanding shares include shares issued in connection with the SunEdison Settlement Agreement as more fully described below and shares underlying outstanding restricted stock units of the Company under the Company's long-term incentive plan. The Per Share Stock Consideration will be subject to proration in the event that the aggregate number of Class A Shares for which an election to receive the Per Share Stock Consideration has been made exceeds 49% of the TerraForm Power fully diluted share count (the “Maximum Stock Consideration Shares”). Additionally, the Per Share Cash Consideration will be subject to proration in the event that the aggregate number of Class A shares for which an election to receive the Per Share Cash Consideration has been made exceeds the TerraForm Power fully diluted share count minus (i) the Maximum Stock Consideration Shares, (ii) any Class A shares currently held by affiliates of Brookfield, and (iii) any shares for which the holders seek appraisal under Delaware law.

As part of its strategic alternatives process and the entry into the Merger Agreement, TerraForm Power also entered into the Settlement Agreement with the SunEdison Debtors on March 6, 2017. The Settlement Agreement, which was approved by the Bankruptcy Court, provides that, subject to the consummation of the Merger and certain other conditions, SunEdison will exchange, effective as of immediately prior to the record time for the Special Dividend, all of the Class B units of Terra LLC held by it or any of its controlled affiliates for 48,202,310 Class A shares of TerraForm Power (the “Exchange Shares” and the “Exchange,” as applicable). As a result of and following completion of the Exchange, all of the issued and outstanding shares of Class B common stock of TerraForm Power will be redeemed and retired. The Company will also authorize and issue to SunEdison a number of additional Class A shares (the “Additional SunEdison Shares,” together with the Exchange Shares, the “SunEdison Shares”), such that, immediately prior to the effective time of the Merger, SunEdison will hold an aggregate number of Class A shares equal to 36.9% of TerraForm Power’s fully diluted share count.

16. STOCK-BASED COMPENSATION

The Company has equity incentive plans that provide for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who also provide services to SunEdison, Inc. and TerraForm Global, Inc. The maximum contractual term of an award is ten years from the date of grant. As of December 31, 2016, an aggregate of 3,718,025 shares of Class A common stock were available for issuance under these plans. Upon exercise of stock options or the vesting of the RSUs, the Company will issue shares that have been previously authorized to be issued.

Stock-based compensation costs related to equity awards in the Company's stock are allocated to the Company, SunEdison, Inc. and TerraForm Global, Inc. based on the relative percentage of time that the personnel and directors spend providing services to the respective companies. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been allocated to the Company was $3.4 million, $12.1 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is reflected in the consolidated statements of operations within general and administrative expenses. The total amount of stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison, Inc. and TerraForm Global, Inc. was $3.4 million and $10.5 million for the years ended December 31, 2016 and 2015, respectively, and is recognized as a distribution to SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity with no impact to the Company's consolidated statement of operations. There were no similar stock-based compensation related distributions to or contributions from SunEdison during the year ended December 31, 2014. Similarly, stock-based compensation costs related to equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. for personnel and directors who provide services to the Company are allocated to the Company based on the relative percentage of time that the personnel and directors spend providing services to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. that was allocated to the Company was $2.7 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively, and is reflected in the consolidated statement of operations within general and administrative expenses - affiliate and has been treated as an equity contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity. There was no similar amount during the year ended December 31, 2014.

Restricted Stock Awards

RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.

The following table presents information regarding outstanding RSAs as of December 31, 2016 and changes during the year then ended:

	Number of RSAs Outstanding	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2016	1,859,616	$2.93
Converted	(619,063)	2.81
Forfeited	(874,358)	0.68
Balance as of December 31, 2016	366,195	$8.51	$4.7

As of December 31, 2016, $0.1 million of total unrecognized compensation cost related to RSAs is expected to be recognized over a weighted average period of approximately 0.1 years.

The removal of the Company's prior Chief Executive Officer on November 20, 2015 resulted in the forfeiture from an accounting perspective of 454,586 RSAs as well as the immediate accelerated vesting of an additional 454,586 RSAs. The aforementioned termination resulted in a net increase to the Company's stock-based compensation expense for the year ended December 31, 2015 of $0.3 million.

On October 30, 2014, the Company modified the award of its former Chief Financial Officer, which resulted in the forfeiture of the existing award and granting of a new award. This modification increased the grant date fair value to $5.6 million, or $1.11 per share.

Restricted Stock Units

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions.

The following table presents information regarding outstanding RSUs as of December 31, 2016 and changes during the year then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance at January 1, 2016	3,208,394
Granted	439,595
Converted	(488,076)
Forfeited	(1,536,960)
Balance as of December 31, 2016	1,622,953	20.8	1.1

As of December 31, 2016, $15.1 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 1.8 years. The weighted average fair value of RSUs on the date of grant was $11.61 and $20.60 for the years ended December 31, 2016 and 2015, respectively.

On August 11, 2016, the Company awarded 128,272 RSUs to certain employees of SunEdison and certain employees and executive officers of TerraForm Global, Inc. and the Company. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant-date fair value of these awards was $1.6 million, which was calculated based on the Company's closing stock price on the date of grant, and will be recognized as compensation cost by SunEdison and the Company on a straight-line basis over the three year service period.

On March 1, 2016, the Company awarded 87,660 RSUs to certain employees and executive officers of SunEdison, TerraForm Global, Inc. and the Company. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant-date fair value of these awards was $0.8 million, which was calculated based on the Company's closing stock price on the date of grant, and will be recognized as compensation cost by SunEdison and the Company on a straight-line basis over the three year service period.

The removal of the Company's prior Chief Financial Officer on November 20, 2015 resulted in the forfeiture of 106,250 RSUs as well as the immediate accelerated vesting of an additional 106,250 RSUs. The aforementioned termination resulted in a net increase to the Company's stock-based compensation expense for the year ended December 31, 2015 of $0.9 million.

On December 22 and 23, 2015, the Company awarded 1,264,880 RSUs to certain employees and executive officers of SunEdison, TerraForm Global, Inc. and the Company. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant-date fair value of these awards was $15.7 million, which was calculated based on the Company's closing stock price on the date of grant, and will be recognized as compensation cost on a straight-line basis over the three year service period.

On March 10, 2015, the Company awarded 841,900 RSUs to certain employees and executive officers of SunEdison and the Company. These RSU awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four-year period. The grant-date fair value of the performance-based awards was $23.0 million, which was calculated based on the Company's stock price as of the date of grant since meeting the requisite performance conditions was considered probable as of this date. There are three performance tiers related to these awards with each tier representing 33% of the entire grant. Each of the performance tiers are based on dividend per share targets, as pre-determined and approved by the Company's Board. If certain performance goals are not achieved, the first, second or third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, and 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. As the achievement of these performance metrics was not considered probable as of the fourth quarter of 2015, all previously recognized compensation expense for each tier of the award was reversed during the fourth quarter of 2015 and no compensation expense related to these awards was recognized during the year ended December 31, 2016. The grant-date fair value of the time-based awards was $5.8 million, which was calculated based on the Company's stock price as of the date of grant. Compensation expense related to these time-based awards is being recognized as on a straight-line basis over the requisite service periods of four years.

On July 28, 2015, SunEdison began recognizing expense related to 199,239 performance-based RSUs granted by the Company to certain employees of First Wind in connection with its acquisition by SunEdison on January 29, 2015. The performance-based awards were issued in three tranches covering the 2015, 2016, and 2017 fiscal year performance periods and are based on the achievement of targets related to additions to SunEdison's renewable energy generation project development pipeline and backlog, the volume of renewable energy generation projects transferred into the Company or SunEdison's warehouse vehicles, and the achievement of cash available for distribution by wind power plants sold to the Company through the First Wind Acquisition agreement. The grant-date fair value of these awards was $6.2 million which will be recognized as compensation expense on a straight-line basis over the requisite service periods of one year for the 2015 tranche, two years for the 2016 tranche, and three years for the 2017 tranche. The grant-date fair value of these awards was calculated based on the Company's stock price on the date of grant since meeting the requisite performance conditions was considered probable as of this date. As the achievement of these performance metrics was not considered probable as of the first quarter of 2016, all previously recognized compensation expense for the tranches covering 2015 and 2016 was reversed during the first quarter of 2016 and there are no remaining unvested shares as of December 31, 2016.

Stock Options

The following table presents information regarding outstanding stock options as of December 31, 2016 and changes during the year then ended:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of January 1, 2016	56,250	$29.31
Expired	(56,250)	29.31
Balance as of December 31, 2016	—	$—

As of December 31, 2016 and 2015, there was no unrecognized compensation cost in relation to outstanding stock options.

Subsequent Events

Merger Agreement

As discussed in Note 1. Nature of Operations and Basis of Presentation, on March 6, 2017, TerraForm Power entered into the Merger Agreement with affiliates of Brookfield. Pursuant to the TerraForm Power 2014 Second Amended and Restated Long-Term Incentive Plan, if the Merger is consummated, it will result in a change of control and all outstanding equity awards (RSAs and RSUs) will vest, which would result in a significant stock-based compensation charge in such period. As of December 31, 2016, the Company had $15.2 million of unrecognized compensation expense related to outstanding equity awards.

17. LOSS PER SHARE

Loss per share is based upon the weighted average shares outstanding. Net loss attributable to Class A common stockholders is reduced by the amount of deemed dividends related to the accretion of redeemable non-controlling interest and the amount of dividends paid on Class A shares and participating RSAs. Unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the loss per share computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.

Basic and diluted loss per share of the Company's Class A common stock for the years ended December 31, 2016, 2015 and 2014 was calculated as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Basic and diluted loss per share[1]:
Net loss attributable to Class A common stockholders	$(129,847)	$(79,886)	$(25,617)
Less: accretion of redeemable non-controlling interest	(3,962)	—	—
Less: dividends paid on Class A shares and participating RSAs	—	(74,377)	—
Undistributed loss attributable to Class A shares	$(133,809)	$(154,263)	$(25,617)

Weighted average basic and diluted Class A shares outstanding	90,815	65,883	29,602

Distributed earnings per share	$—	$1.09	$—
Undistributed loss per share	(1.47)	(2.34)	(0.87)
Basic and diluted loss per share	$(1.47)	$(1.25)	$(0.87)
———

(1)
The computations for diluted loss per share of the Company's Class A common stock for the year ended December 31, 2016 exclude 459,800 of unvested RSAs and 1,622,953 of unvested RSUs because the effect would have been anti-dilutive. The computations for diluted loss per share of the Company's Class A common stock for the year ended December 31, 2015 exclude 1,334,158 of unvested RSAs, 3,208,394 of unvested RSUs and 56,250 vested and exercisable options to purchase the Company's shares because the effect would have been anti-dilutive, and the computations for diluted loss per share of the Company's Class A common stock for the year ended December 31, 2014 exclude 3,485,155 of unvested RSAs, 825,943 of unvested RSUs and 150,000 options to purchase the Company's shares because the effect would have been anti-dilutive.

18. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances reported in stockholders’ equity in the consolidated balance sheets as of December 31, 2016 and 2015:

(In thousands)	December 31, 2016	December 31, 2015
SunEdison's non-controlling interest in Terra LLC	$660,799	$897,409
Non-controlling interests in renewable energy facilities	804,243	858,117
Total non-controlling interests	$1,465,042	$1,755,526

As of December 31, 2016, TerraForm Power owned 65.7% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 34.3% interest shown as a non-controlling interest.

Non-controlling Interest Buyout

On March 31, 2015, the Company completed the buyout of approximately 92% of one of the partners' tax equity ownership interest in the Company's Kaheawa Wind Power I facility. The value associated with the buyout was deemed to be the fair value of the non-controlling interest as of the acquisition date. The cash paid for this buyout was $54.7 million.

Redeemable Non-controlling Interests

Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders' equity in the consolidated balance sheets. The redeemable non-controlling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method for the VIE funds or allocation of share of income or losses in other subsidiaries subsequent to initial recognition; however, the non-controlling interests balance cannot be less than the estimated redemption value. The Company recorded a $4.0 million adjustment to the value of the Invenergy Wind redeemable non-controlling interest as of December 31, 2016, reflecting the excess of the future redemption value over its carrying amount at the balance sheet date based on SEC guidance in ASC 480-10-S99-3A. The Company accretes the redemption value of the redeemable non-controlling interest over the redemption period using the straight-line method. See additional information pertaining to this redemption feature in Note 5. Acquisitions.

The following table presents the activity of the redeemable non-controlling interest balance for the years ended December 31, 2016, 2015 and 2014:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Retained Earnings	Total
Balance as of December 31, 2013	$—	$—	$—
Consolidation of redeemable non-controlling interests in acquired renewable energy facilities	24,338	—	24,338
Balance as of December 31, 2014	$24,338	$—	$24,338
Consolidation of redeemable non-controlling interests in acquired renewable energy facilities	151,408	—	151,408
Sale of membership interests in renewable energy facilities	3,032	—	3,032
Repurchase of non-controlling interest in renewable energy facility	(8,504)	—	(8,504)
Distributions	(2,764)	—	(2,764)
Currency translation adjustment	(311)	—	(311)
Net income	—	8,512	8,512
Balance as of December 31, 2015	$167,199	$8,512	$175,711
Sale of membership interests in renewable energy facilities	1,011	—	1,011
Distributions	(10,764)	—	(10,764)
Acquisition accounting adjustment to redeemable non-controlling interest in acquired renewable energy facility	(7,918)	—	(7,918)
Accretion of redeemable non-controlling interest	3,962	—	3,962
Net income	—	18,365	18,365
Balance as of December 31, 2016	$153,490	$26,877	$180,367

19. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of December 31, 2016, the Company had outstanding letters of credit under the Revolver of $68.9 million and outstanding project-level letters of credit of $142.8 million.

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

Commitments to Acquire Renewable Energy Facilities

As of December 31, 2016, the Company did not have any open commitments to acquire renewable energy facilities from SunEdison, other than as described with respect to the Invenergy Wind Option Agreements (see Note 20. Related Parties for further discussion).

The Company had a commitment of $58.7 million to acquire two wind power plants with a combined nameplate capacity of 98.6 MW from Invenergy Wind that expired on July 1, 2016. On January 20, 2017, Invenergy Wind provided notice of termination of the purchase agreement related to these power plants, and as a result, the Company does not expect to purchase these facilities.

Operating Leases

The Company leases land and buildings under operating leases. Total rental expense was $23.5 million, $12.2 million and $1.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. The following table summarizes the Company's future commitments under operating leases as of December 31, 2016:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Rent	$16,705	$16,485	$16,601	$16,797	$16,986	$274,869	$358,443

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

Stockholder Derivative Lawsuits

On December 28, 2015, a verified stockholder derivative complaint (Central Laborers’ Pension Fund et al. v. Peter Blackmore et al., Case No. 11847) on behalf of the Company, was filed in the Court of Chancery in the State of Delaware against the Company, as nominal defendant, and SunEdison and certain individual directors of the Company, as defendants (the “Central Laborers’ Proceeding”). The lawsuit alleged that certain members of the Company’s Board breached their fiduciary duties of loyalty and care by agreeing to enter into an agreement (the “July Vivint Transaction”) with SunEdison on July 20, 2015 to acquire certain residential rooftop solar assets (the “Vivint Assets”) that SunEdison was acquiring as part of SunEdison’s acquisition of Vivint Solar, Inc. (“Vivint Solar”), by agreeing to terms that were grossly unfair to the Company and designed for the benefit of SunEdison, thereby failing to act in the best interests of the Company. The lawsuit further alleged that the approval of the modifications to the Company’s agreements under the July Vivint Transaction (the “December Vivint Transaction”) by the Board of the Company was on terms that were unfair to the Company and improperly favored SunEdison to the detriment of the Company and its stockholders. The complaint further alleged that SunEdison, as the Company’s controlling stockholder, breached its fiduciary duty not to advance SunEdison’s interest at the expense of the Company’s interests by causing the Company to (i) overpay to acquire assets in both the July Vivint Transaction and in the December

Vivint Transaction in order to finance SunEdison’s purchase of Vivint Solar, and (ii) commit to purchase future residential solar generation facilities from SunEdison over the next five years so that SunEdison could use the Company’s commitment to acquire a loan to partially cover its financial obligations in its transaction to acquire Vivint Solar. The plaintiffs in the lawsuit sought damages for the Company for the damages the Company had and would suffer as a result of the defendants’ breaches of fiduciary duty. The lawsuit also sought an award of the plaintiffs’ costs and disbursements, including attorneys’ fees and expenses.

On January 12, 2016, a verified stockholder derivative complaint (Appaloosa Investment Limited Partnership I et al. v. SunEdison, Inc. et al., Case No. 11898) on behalf of the Company was filed in the Court of Chancery in the State of Delaware against the Company, as nominal defendant, and against SunEdison and three of the Company’s individual directors, as defendants (the “Appaloosa Proceeding”). The lawsuit alleged that SunEdison, as the Company’s controlling stockholder, breached its fiduciary duties to the Company and its minority stockholders by causing the Company, amongst other things, to (i) enter into an amended transaction to acquire the Vivint Assets from SunEdison for its benefits at the expense of the Company’s interests, (ii) purchase the Vivint Assets at an unfair price, and (iii) agree to an unfair take/pay arrangement so that SunEdison could use such commitment by the Company to acquire a loan to partially cover its financial obligations in connection with its own contemplated merger with Vivint Solar, for which SunEdison never compensated the Company. The lawsuit also contended that the then-current members of the Corporate Governance and Conflicts Committee of the Company’s Board breached their fiduciary duty of loyalty to the Company’s minority stockholders by, amongst other things, approving the transaction on terms that were unfair to the Company and improperly favored SunEdison to the detriment of the Company and its stockholders. The lawsuit sought to enjoin the completion of the transaction, rescission of such transaction or, alternatively, awarding rescissory damages, in the event it was consummated. The lawsuit also sought an award of the plaintiffs’ costs and disbursements, including reasonable attorneys’ fees and expenses.

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

Following the termination of the Vivint acquisition, the Plaintiffs filed an amended complaint alleging that SunEdison and certain director defendants breached their fiduciary duties by engaging in the Challenged Transaction and associated management changes. The Plaintiffs' amended complaint sought money damages to be determined at trial and equitable relief intended to undo those management changes and to require that the Conflicts Committee of the Company be chosen by the majority of the Company’s Class A shareholders. On April 20, 2016, the Plaintiffs filed a second amended complaint that added allegations against certain of the Company’s directors for failing to appoint new members to the Conflicts Committee following the appointment of the then-current members of the Conflicts Committee to the then newly created Office of the Chairman. Effective April 21, 2016, the Office of the Chairman was abolished, and the Board of the Company confirmed and ratified that Peter Blackmore was serving as the Company’s Chairman and Interim Chief Executive Officer.

On June 20, 2016, the Defendants filed a briefing in support of motions to dismiss the case. On August 25, 2016, the parties informed the Delaware Chancery Court that they were discussing settlement. In light of these settlement discussions, the court suspended the deadlines associated with the pending motions to dismiss. On September 27, 2016, the Company reached a settlement agreement with Appaloosa Investment Limited Partnership I to resolve its stockholder derivative suit, as well as derivative claims by stockholders relating to the Vivint Solar transaction. On December 19, 2016, the Chancery Court approved the proposed settlement. The settlement agreement provided for certain corporate governance initiatives, which have been implemented, and the payment of up to $3 million of legal fees and expenses of the plaintiffs, which were paid by the Company’s directors’ and officers’ liability insurance providers. The period for appeals has now expired.

Securities Class Action

On April 4, 2016, a securities class action under federal securities laws (Chamblee v. TerraForm Power, Inc., et al., Case No. 1:16-cv-00981-JFM) (the "Chamblee Class Action") was filed in the United States District Court for the District of

Maryland against the Company and two of its former officers (one of which was also a director of the Company) asserting claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a putative class. The Complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies, including with respect to disclosures regarding SunEdison’s internal controls and the Company's reliance on SunEdison. An amended complaint was filed on September 26, 2016 and a former officer and director of the Company were added as defendants. On October 4, 2016, the Judicial Panel on Multidistrict Litigation transferred this matter to the U.S. District Court for the Southern District of New York (SDNY) for consolidated or coordinated pretrial proceedings. On December 19, 2016, an initial case management conference was held in the multidistrict litigation proceedings in the SDNY. The Court entered an order requiring all parties to the multidistrict litigation to mediate and entered a partial stay of all proceedings through March 31, 2017. On March 24, 2017, the plaintiffs filed an amended complaint adding three additional directors and officers of the Company as defendants, as well as additional factual allegations. On June 9, 2017, the Company filed a motion to dismiss the case. After mediation, the parties agreed in principle to a settlement of $14.8 million conditioned on, among other things, funding of the settlement by the Company’s directors’ and officers’ liability insurance providers to the satisfaction of the Company. The Company believes that the settlement is likely to be consummated and that a substantial majority of the settlement will be paid by insurance, but, as of the time of this writing, there can be no assurance that this will be the case. The Company’s present intention is not to proceed with the settlement in the event (which the Company believes is unlikely) that the Company itself would be required to contribute an uninsured amount towards the settlement which would be material to the Company’s consolidated results of operations.

Settlement Agreement with Latin America Power Holding

On April 20, 2016, TerraForm Power and Terra LLC (together, the “TerraForm Power Parties”) entered into a Settlement and Mutual Release Agreement (the “LAP Settlement Agreement”) with BTG Pactual Brazil Infrastructure Fund II, L.P., P2 Brasil Private Infrastructure Fund II, L.P., P2 Fund II LAP Co-Invest, L.P., P2 II LAP Co-Invest UK, L.P., GMR Holding B.V. (collectively, the “LAP Shareholders”), and Roberto Sahade, LAP’s chief executive officer (together with the LAP Shareholders and the TerraForm Power Parties, the “Parties”). The LAP Settlement Agreement resolves the disputes between the Parties in connection with the previously announced termination of that certain Amended and Restated Share Purchase Agreement, dated May 19, 2015 (the “Share Purchase Agreement”), among SunEdison Holdings Corporation and the LAP Shareholders, and the guarantee issued by TerraForm Power in connection therewith, relating to the acquisition of Latin America Power Holding, B.V. (“LAP”), that were the subject of an arbitration proceeding (the “Arbitration”). On March 3, 2016, TerraForm Power, SunEdison Holdings Corporation, SunEdison, Inc. and the LAP Shareholders entered into a settlement agreement with respect to the Arbitration (the “March Settlement Agreement”). Subsequent to the execution of the March Settlement Agreement, SunEdison Holdings Corporation failed to make a required payment under the terms of the agreement and as a result the LAP Shareholders recommenced the Arbitration against all parties, including TerraForm Power.

Pursuant to the LAP Settlement Agreement, TerraForm Power made a one-time payment to LAP in the amount of $10.0 million in April of 2016 in exchange for and contingent on the termination of the Arbitration against TerraForm Power. This amount was accrued for as of December 31, 2015 and is reported in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2015. None of the Parties has admitted to any wrongdoing or liability with respect to the claims asserted in the Arbitration, and the Parties have granted each other full releases of any further obligations under the Share Purchase Agreement and related agreements (including the TerraForm Power guarantee). The LAP Settlement Agreement does not impact any claims that the LAP Shareholders or the TerraForm Power Parties may have against SunEdison, Inc. and SunEdison Holdings Corporation in connection with the transactions described above.

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

Whistleblower Complaint By Francisco Perez Gundin

On May 18, 2016, the Company’s former Director and Chief Operating Officer, Francisco Perez Gundin (“Perez”), filed a complaint against the Company, TerraForm Global, Inc. and certain individuals, with the United States Department of Labor. The complaint alleges that Defendants engaged in a retaliatory termination of Mr. Perez's employment after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by constructively terminating his position as Chief Operating Officer of the Company in connection with SunEdison’s constructive termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company's Position Statement in response to the Complaint was filed in October of 2016.

On February 21, 2017, Mr. Perez filed Gundin v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegation in Mr. Perez's Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the Southern District of New York where the Chamblee Class Action and other cases not involving the Company relating to the SunEdison Bankruptcy are being tried. The plaintiff did not oppose the transfer, which was approved by the Judicial Panel on Multidistrict Litigation.

The Company previously engaged in settlement discussions with respect to this proceeding and reserved for the estimated loss related to this complaint as of December 31, 2016, which is not considered material to the Company's consolidated results of operations. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Whistleblower Complaint By Carlos Domenech Zornoza

On May 10, 2016, the Company’s former Director and Chief Executive Officer, Carlos Domenech Zornoza (“Domenech”), filed a complaint against the Company, TerraForm Global, Inc. and certain individuals, with the United States Department of Labor. The complaint alleges that Defendants engaged in a retaliatory termination of Mr. Domenech’s employment on November 20, 2015 after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by terminating his position as Chief Executive

Officer of the Company in connection with SunEdison’s termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company's Position Statement in response to the Complaint was filed in October of 2016.

On February 21, 2017, Mr. Domenech filed Domenech Zornoza v. TerraForm Global, Inc. et. al against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegations in Mr. Domenech's Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the Southern District of New York where the Chamblee Class Action and other cases not involving the Company relating to the SunEdison Bankruptcy are being tried. The plaintiff opposed the transfer. However, the transfer was approved by the Judicial Panel on Multidistrict Litigation.

The Company previously engaged in settlement discussions with respect to this proceeding and reserved for the estimated loss related to this complaint as of December 31, 2016, which is not considered material to the Company's consolidated results of operations. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Eastern Maine Electric Cooperative Litigation

On November 21, 2016, the Penobscot County Maine Superior Court entered judgment in the amount of $13.6 million against First Wind Holdings, LLC (“First Wind”), an indirect subsidiary of SunEdison, Inc., and several subsidiaries of the Company. The plaintiff filed judgment liens against the defendants which will stay outstanding through the appeals process. The action involved a claimed breach of contract arising out of a contract between First Wind and Eastern Maine Electric Cooperative, Inc. (“EMEC”), under which First Wind, on behalf of itself and its then wholly-owned subsidiaries, agreed to negotiate a definitive agreement to transfer to EMEC a portion of a transmission line. The transmission line is owned, in part, by one of the Company's subsidiaries, and is the sole means of transmitting power from the Rollins, Stetson I and Stetson II wind farms. The subsidiaries that own these wind farms and the transmission line were acquired by the Company as part of the Company's acquisition of certain of the operating assets of First Wind Holdings. The Company believes all the defendants acted in good faith and the Company’s subsidiaries that are defendants in the action intend to continue to vigorously contest the allegations and appeal the verdict. The judgment was for money damages and, if upheld on appeal, would not be expected to result in a loss of the use of the transmission line by the Company's subsidiaries. The amount of the judgment was accrued for as of December 31, 2015 and 2016 and is reported in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2015.

Threatened Avoidance Actions

On November 7, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed a motion with the Bankruptcy Court seeking standing to assert against the Company, on behalf of SunEdison, avoidance claims arising from payments and other intercompany transactions between the Company and SunEdison dating back to the Company’s initial public offering and including drop-down transactions involving the sale of renewable energy facilities by SunEdison to the Company. The Company’s objection to the standing motion was filed on November 29, 2016. As described in Note 1. Nature of Operations and Basis of Presentation and Note 20. Related Parties, the Company and SunEdison have entered into the Settlement Agreement pursuant to which the Company and SunEdison will release these claims and substantially all other intercompany claims between the Company and SunEdison. The Settlement Agreement has been approved by the Bankruptcy Court but the effectiveness of the release of claims between the Company and SunEdison remains subject to the consummation of the Merger with affiliates of Brookfield or other transaction jointly supported by the Company and SunEdison or a Stand-Alone Conversion and certain other conditions.

A failure of the Settlement Agreement to become effective may result in litigation of the underlying claims. In that case, the Company would vigorously contest any relevant claims brought by SunEdison or any other party. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

20. RELATED PARTIES

SunEdison Bankruptcy

As described above, the SunEdison Debtors filed for bankruptcy on April 21, 2016. The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely on SunEdison for funding or liquidity and believes that the Company will have sufficient liquidity to support its ongoing operations, absent the potential negative impact of default conditions that could arise from failure to meet financial statement deadlines as described in Note 1. Nature of Operations and Basis of Presentation and Note 11. Long-term Debt. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy.

As discussed below, the Company and SunEdison are currently parties to multiple agreements, including the Management Services Agreement ("MSA"), project-level O&M and asset management agreements, engineering procurement and construction agreements and other support agreements, including module warranties with respect to SunEdison produced modules. Moreover, at the time of the Company's IPO, SunEdison and the Company entered into a complex contractual arrangement setting forth the terms and conditions of SunEdison's sponsorship of the Company, which included, among other things, the MSA, Interest Payment Agreement and Support Agreement. The Company believes that this sponsor arrangement comprises a single integrated transaction. The agreements comprising this sponsor arrangement are set forth in separate documents and discussed individually in this Form 10-K.

During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with the Company, including under this sponsor arrangement and certain O&M and asset management arrangements. In order to mitigate any adverse effects of this non-performance, the Company has undertaken a strategic initiative to transition away from SunEdison as a sponsor, including establishing a stand-alone corporate structure and seeking to retain third party or in-house solutions for project level asset management and O&M. SunEdison's failure to perform substantially as obligated under its agreements with the Company, including under this sponsor arrangement, project-level O&M and asset management agreements and other support agreements, may have a material adverse effect on the Company.

Settlement with SunEdison

As discussed in Note 1. Nature of Operations and Basis of Presentation, TerraForm Power entered into the Settlement Agreement with SunEdison on March 6, 2017. The Settlement Agreement has been approved by the Bankruptcy Court but the effectiveness of the intercompany releases and certain other provisions remain subject to the consummation of the Merger or other transaction jointly supported by the Company and SunEdison or a Stand-Alone Conversion and certain other conditions. Upon its effectiveness, subject to the foregoing conditions, the Settlement Agreement will resolve claims between TerraForm Power and SunEdison, including, among other things, claims of SunEdison against the Company for alleged fraudulent and preferential transfers and claims of the Company against SunEdison, including those outlined in the initial proof of claim filed by the Company in the SunEdison Bankruptcy on September 25, 2016 and on October 7, 2016. Under the Settlement Agreement, all such claims will be mutually released, and any agreements between SunEdison Debtors and SunEdison parties to the Settlement Agreement on the one hand and the Company on the other hand will be rejected, subject to certain limited exceptions, and no party will be deemed to have liability under those rejected agreements. The Settlement Agreement also provides that, immediately prior to the record time for the Special Dividend, all Class B shares of TerraForm Power and Class B units of Terra LLC held by SunEdison will be exchanged for Class A Shares of TerraForm Power, and TerraForm Power will issue approximately 6.6 million additional shares to SunEdison, such that, immediately prior to the effective time of the Merger, SunEdison will hold 36.9% of the fully diluted shares of TerraForm Power. SunEdison will also transfer the IDRs of Terra LLC that SunEdison holds to an affiliate of Brookfield. The TerraForm Power Board approved the Settlement Agreement upon the recommendation of the Corporate Governance and Conflicts Committee, each member of which is independent (pursuant to applicable NASDAQ rules) and does not also serve on the Board of Directors of TerraForm Global.

Management Services Agreement

Prior to the IPO, general and administrative expenses - affiliate represented amounts allocated from SunEdison for general corporate overhead costs attributable to the operations of the Predecessor. Subsequent to the completion of the IPO, general and administrative expenses - affiliate represent costs incurred by SunEdison for services provided to the Company pursuant to the MSA. Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology and communications, but stopped providing (or reimbursing the Company for) other services pursuant to the MSA. Costs for services that SunEdison stopped providing or reimbursing the Company for are now included within general and administrative expenses in the consolidated statement of operations.

General and administrative expenses - affiliate were $14.7 million, $55.3 million and $19.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, as reported in the consolidated statements of operations. Pursuant to the MSA, cash consideration paid by the Company to SunEdison for these services for the year ended December 31, 2015 totaled $4.0 million, and general and administrative expenses - affiliate in excess of cash consideration paid was treated as an equity contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity. There was no cash consideration paid to SunEdison for these services for the period from July 24, 2014 through December 31, 2014 or for the year ended December 31, 2016. As discussed above, the Company was contractually obligated to pay SunEdison $7.0 million for these services for the year ended December 31, 2016. Since SunEdison stopped providing (or reimbursing the Company for) certain services covered under the MSA due to the SunEdison Bankruptcy, the Company was required to pay third party service providers directly for these services. As the total amount paid by the Company for these services exceeded the contractual amount due to SunEdison, the Company did not pay SunEdison the $7.0 million base management fee. Since this fee was not paid to SunEdison as of December 31, 2016, it was recorded within Due to SunEdison, net on the consolidated balance sheet and as a reduction to the net equity contribution from SunEdison. The general and administrative expenses - affiliate amount in excess of this accrued fee was treated as an equity contribution from SunEdison within Net SunEdison investment on the consolidated statement of stockholders' equity for the year ended December 31, 2016.

Subject to the satisfaction of the conditions described above under Settlement with SunEdison, the MSA will be rejected as part of the Settlement Agreement entered into with SunEdison, and the Company will be deemed to have no liability, damages or claims arising out of the rejection of the MSA. In connection with the consummation of the transactions contemplated by the Merger Agreement discussed in Note 1. Nature of Operations and Basis of Presentation, including satisfaction of applicable conditions, the Company will enter into a master services agreement with Brookfield and certain affiliates of Brookfield (collectively, the "MSA Providers") pursuant to which the MSA Providers will provide certain services to the Company commencing at the effective time of the Merger. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to the master services agreement, the Company will pay a base management fee on a quarterly basis that will be paid in arrears and calculated as follows:

•
for each of the first four quarters following the closing date of the Merger, a fixed component of $2.5 million per quarter (subject to proration for the quarter including the closing date of the Merger) plus 0.3125% of the market capitalization value increase for such quarter;

•	for each of the next four quarters, a fixed component of $3.0 million per quarter plus 0.3125% of the market capitalization value increase for such quarter; and

•	thereafter, a fixed component of $3.75 million per quarter plus 0.3125% of the market capitalization value increase for such quarter.

For purposes of calculating the quarterly payment of the base management fee, the term market capitalization value increase means, for any quarter, the increase in value of the Company’s market capitalization for such quarter, calculated by multiplying the number of outstanding shares of Class A common stock as of the last trading day of such quarter by the difference between (x) the volume-weighted average trading price of a share of Class A common stock for the trading days in such quarter and (y) $9.52. If the difference between (x) and (y) in the market capitalization value increase calculation for a quarter is a negative number, then the market capitalization value increase is deemed to be zero.

O&M and Asset Management Services

O&M services, as well as asset management services, have historically been provided to the Company substantially by SunEdison pursuant to contractual agreements. The Company is in the process of transitioning away from SunEdison for these services, and these contracts are expected to be terminated or rejected no later than upon the effectiveness of the Settlement Agreement with SunEdison subject to the conditions described above under Settlement with SunEdison. As described below, the Company has entered into certain transition services agreements with SunEdison with respect to these services to facilitate this transition. Costs incurred for these services from SunEdison were $26.7 million, $19.9 million and $8.1 million during the years ended December 31, 2016, 2015 and 2014, respectively, and are reported as cost of operations - affiliate in the consolidated statements of operations. In addition, in conjunction with the First Wind Acquisition, SunEdison committed to reimburse the Company for capital expenditures and operations and maintenance labor fees in excess of budgeted amounts (not to exceed $53.9 million through 2019) for certain of its wind power plants. During the year ended December 31, 2015, the Company received contributions pursuant to this agreement of $4.3 million. The total amount related to capital expenditures of $50.0 million was initially recognized in renewable energy facilities as a prepaid warranty as the amount was part of the consideration paid on the acquisition date. As a result of the SunEdison Bankruptcy, the Company recorded a loss of $45.4 million during the year ended December 31, 2015 related to the write-off of the remaining balance of the prepaid warranty, which was net of depreciation expense of $1.9 million and capital expenditure reimbursements received of $2.7 million, and is reported as loss on prepaid warranty - affiliate in the consolidated statement of operations. As a result of the SunEdison Bankruptcy, no contributions were received during 2016.

Transition Services Agreements

In the first half of 2017, the Company entered into certain transition services agreements with SunEdison with respect to project-level operations and maintenance and asset management services provided by SunEdison. These transition services agreements allow the Company, among other things, to hire employees of SunEdison that are currently performing these project-level services for the Company. These transition services agreements also allow the Company to terminate project-level asset management and operations and maintenance services on 10 days advance notice. Under these agreements, the Company agreed to indemnify SunEdison for certain losses and liabilities to the extent SunEdison failed to perform services under existing services contracts as a result of the transition of SunEdison employees to the Company. SunEdison will also continue to provide certain project related services for a transitional period. The Company is also in the process of negotiating a corporate-level transition services agreement with SunEdison. The Company expects that under this agreement, SunEdison would agree to continue to provide certain corporate-level services, including tax and information technology support services through the end of the third quarter of 2017. At this time, the Company cannot give firm assurances that it will enter into any such corporate-level transition services agreement with SunEdison.

Engineering, Procurement and Construction Contracts and Module Warranties

SunEdison served as the prime construction contractor for most of the Company's renewable energy facilities acquired from SunEdison pursuant to engineering, procurement and construction contracts with the Company's project-level subsidiaries. These contracts are generally fixed price, turn-key construction contracts that include workmanship and other warranties with respect to the design and construction of the facilities that survive for a period of time after the completion of construction. These contracts or related contracts (including O&M agreements) also often include production or availability guarantees with respect to the output or availability of the facility that survive completion of construction. Moreover, the Company also generally obtained solar module warranties from SunEdison, including workmanship warranties and output guarantees, for those solar facilities that the Company acquired from SunEdison that utilized SunEdison modules. These construction contracts and warranties would be rejected upon the effectiveness of the Settlement Agreement with SunEdison subject to the conditions described above under Settlement with SunEdison. Third party insurance has been procured by SunEdison to back-stop payment of warranty claims for SunEdison modules purchased from January of 2011 through January of 2017.

Interest Payment Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC and Terra Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison, pursuant to which SunEdison would pay all of the scheduled interest on the Term Loan through the third anniversary of Terra LLC and Terra Operating LLC entering into the Term Loan, up to an aggregate of $48.0 million over such period (plus any interest due on any payment not remitted when due). Interest expense incurred under the Term Loan is reflected in the consolidated statement of operations and the reimbursement for such costs is treated as an equity contribution from SunEdison, as reflected within Net SunEdison investment on the consolidated statement of stockholders' equity for the respective periods. The Company received an equity contribution of $4.0 million from SunEdison pursuant to the Interest Payment Agreement for the year ended December 31, 2015. During the period from July 24, 2014 to December 31, 2014, the Company received equity contributions totaling $5.4 million pursuant to the

Interest Payment Agreement. No amounts were received during 2016 as the remaining outstanding principal balance of the Term Loan was fully repaid on January 28, 2015.

On January 28, 2015, Terra LLC and Terra Operating LLC entered into the Amended and Restated Interest Payment Agreement (the “Amended Interest Payment Agreement”) with SunEdison. Pursuant to the Amended Interest Payment Agreement, SunEdison agreed to pay amounts equal to a portion of each scheduled interest payment of the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts were to be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the Interest Payment Agreement, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the Interest Payment Agreement) would not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison is not obligated to pay any amounts payable under the Senior Notes due 2023 in connection with an acceleration of the indebtedness thereunder. The Company received equity contributions totaling $8.0 million and $6.6 million from SunEdison pursuant to the Amended Interest Payment Agreement during the years ended December 31, 2016 and 2015, respectively. The 2016 contribution was received in the first quarter of 2016 and accrued for during fiscal 2015. As of the first quarter of 2016, the Company had received a cumulative amount of $24.0 million under the Interest Payment Agreement and Amended Interest Payment Agreement from SunEdison with $24.0 million of scheduled payments due in future periods. The Company has not received any payments from SunEdison pursuant to the Amended Interest Payment Agreement since the first quarter of 2016.

On July 29, 2016, SunEdison delivered a notice purporting to terminate the Amended Interest Payment Agreement. The notice alleged that SunEdison's bankruptcy permits termination as of right without following the bankruptcy procedures for rejection of executory contracts. Subject to the satisfaction of the conditions described above under Settlement with SunEdison, the Amended Interest Payment Agreement will be rejected as part of the Settlement Agreement entered into with SunEdison without further liability, claims or damages on the part of the Company.

Support Agreement and Intercompany Agreement

The Company entered into a project support agreement with SunEdison (the "Support Agreement") on July 23, 2014, which provided the Company the option to purchase additional renewable energy facilities from SunEdison. The Support Agreement also provided the Company a right of first offer with respect to certain other renewable energy facilities. During the years ended December 31, 2016, 2015 and 2014, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW, 350.9 MW and 75.7 MW respectively, from SunEdison under the Support Agreement (see Note 3. Transactions Between Entities Under Common Control).

In connection with the First Wind Acquisition, the Company and SunEdison entered into an agreement (the "Intercompany Agreement") pursuant to which the Company was granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison. During the year ended December 31, 2015, the Company acquired renewable energy facilities with a combined nameplate capacity of 222.6 MW from SunEdison under the Intercompany Agreement (see Note 3. Transactions Between Entities Under Common Control). The Company did not acquire any renewable energy facilities from SunEdison under the Intercompany Agreement during the year ended December 31, 2016.

Subject to the satisfaction of the conditions described above under Settlement with SunEdison, the Support Agreement and Intercompany Agreement will be rejected as part of the Settlement Agreement entered into with SunEdison without further liability, claims or damages on the part of the Company. Upon consummation of the transactions contemplated by the Merger Agreement as discussed in Note 1. Nature of Operations and Basis of Presentation, the Company will enter into the "Relationship Agreement" with Brookfield pursuant to which Brookfield will provide the Company with a right of first offer on certain operating wind and solar assets that are owned by Brookfield and certain of its affiliates and are located in North America and certain other Western European nations.

The Company believes it continues to maintain a call right over 0.5 GW (net) of operating wind power plants that are owned by a warehouse vehicle that was owned and arranged by SunEdison (the "AP Warehouse"). The Company believes SunEdison has sold or is in the process of selling its equity interest in the AP Warehouse to an unaffiliated third party, and the Company is currently evaluating its alternatives with regard to these assets.

Insurance Allocation Agreement

     The Company, TerraForm Global, Inc., SunEdison and certain of their respective directors and officers shared $150.0 million of directors’ and officers’ liability insurance policies that covered the period from July 15, 2015 to July 14, 2016 (the “D&O Insurance”). SunEdison and the independent directors of SunEdison (the “SUNE D&O Parties”) entered into an agreement, dated March 27, 2017 and amended on June 7, 2017, with the Company, TerraForm Global, Inc., their respective current directors and certain of their respective current officers (the “YieldCo D&O Parties”) related to the D&O Insurance. Among other things, this agreement provides that: (i) the YieldCo D&O Parties consent to a $32.0 million payment to SunEdison from the D&O Insurance in connection with the settlement of claims proposed to be brought by the unsecured creditors’ committee in the SunEdison Bankruptcy under a motion in the SunEdison Bankruptcy case for derivative standing; (ii) for a specified period of time, the SUNE D&O Parties and the YieldCo D&O Parties agree to cooperate in trying to reach settlements of certain lawsuits pending against the YieldCo D&O Parties arising from a variety of alleged prepetition actions and transactions, including, but not limited to, the initial public offering of TerraForm Global, Inc. and other securities transactions, and SunEdison agrees to consent to such proposed settlements to be funded by up to $32.0 million from the D&O Insurance; and (iii) for a specified period of time, SunEdison, its independent directors, the Company and TerraForm Global, Inc. will not assert certain payment priority provisions of the D&O Insurance. The agreement was approved by the Bankruptcy Court on June 28, 2017.

In addition to the insurance allocation agreement, from time to time, the Company agreed to orders or stipulations with SunEdison and TerraForm Global, Inc. in connection with the SunEdison Bankruptcy related to, among other things, insurance proceeds, interim operating protocols, bankruptcy filing protocols and other matters.

Fleet Availability Guarantee Agreement

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Fleet Availability Guarantee Agreement (the "Availability Agreement") with SunEdison. The Availability Agreement required SunEdison to pay a fee to the Company when the availability of the Company's solar generation facilities serviced by SunEdison was less than 99% for a calendar year. The fee was calculated based on 2% of the O&M service fee for each 0.25% increment below 99% availability. For the year ended December 31, 2015, SunEdison paid the Company a fee of $1.0 million under the terms of the Availability Agreement. The Availability Agreement expired on December 31, 2015.

Guaranty to SunEdison

On May 19, 2015, the Company provided a guaranty in connection with SunEdison’s agreement to acquire from the LAP Shareholders, a 19.0 MW hydroelectricity facility and a 185.0 MW wind power plant in Chile for $195.0 million. In October 2015, SunEdison received a notice from the sellers purporting to terminate the purchase agreement. Following receipt of such notice, SunEdison exercised its right under the purchase agreement to terminate the agreement based on the failure by the sellers to satisfy certain conditions precedent to closing. In connection with this transaction, the Company and the LAP shareholders entered into the LAP Settlement Agreement as disclosed in Settlement Agreement with Latin America Power Holding in Note 19. Commitments and Contingencies, which resulted in a release of all claims by the LAP shareholders under the guaranty.

Due to SunEdison, net

All amounts incurred by the Company and not paid as of the balance sheet date for renewable energy facilities acquired from SunEdison or for asset management and O&M services received from SunEdison are reported as a payable to SunEdison. Additionally, prior to the SunEdison Bankruptcy, certain of the Company's expenses were reimbursed by SunEdison pursuant to the MSA, and any of these expenses that were paid for by the Company and not reimbursed by SunEdison as of the balance sheet date were reported as a receivable from SunEdison. As of December 31, 2016 and 2015, the Company had a net payable to SunEdison of $16.7 million and $26.6 million, respectively, which is reported as Due to SunEdison, net in the consolidated balance sheets. As a result of the SunEdison Bankruptcy, the Company recognized an $11.3 million loss on investment within loss on investments and receivables - affiliate in the consolidated statement of operations for the year ended December 31, 2015 as a result of residential project cancellations. Further, the Company recognized an additional $3.3 million and $4.8 million loss within loss on investments and receivables - affiliate for the years ended December 31, 2016 and 2015, respectively, related to recording a bad debt reserve for outstanding receivables from the SunEdison Debtors.

Net SunEdison Investment

During the years ended December 31, 2016, 2015 and 2014, SunEdison made net contributions to Terra LLC pursuant to the related party agreements discussed above and in connection with drop down acquisitions. The following table illustrates the detail of Net SunEdison investment for the years ended December 31, 2016, 2015 and 2014 as reported on the consolidated statements of stockholders' equity:

	Year ended December 31,
(in thousands)	2016	2015	2014
MSA - General and administrative expenses - affiliate[1]	$7,666	$51,330	$19,144
MSA - Failed deal costs [2]	—	6,069	—
Interest Payment Agreement and Amended Interest Payment Agreement[3]	—	18,597	5,400
First Wind capital expenditures and O&M labor fees[4]	—	4,303	—
TerraForm Power, Inc. equity awards distributed to SunEdison[5]	(3,369)	(10,509)	—
Deemed contribution related to acquisitions from SunEdison[6]	19,517	41,773	1,498
Lindsay debt repayment[7]	—	40,306	—
Contribution in exchange for Class B common stock and Class B units at IPO[8]	—	—	398,902
Other	1,586	1,532	—
Net SunEdison investment	$25,400	$153,401	$424,944
———

(1)
Represents total general and administrative expenses - affiliate in excess of cash paid or payable to SunEdison pursuant to the MSA agreement ($7.0 million was recorded within Due to SunEdison, net on the consolidated balance sheet as of December 31, 2016 with no cash paid to SunEdison in 2016, $4.0 million was paid during 2015 and no cash payments were made during 2014).

(2)	Represents acquisition costs related to failed deals that were paid by SunEdison. Such costs were reimbursable by SunEdison under the MSA.

(3)
Represents contributions received pursuant to the Interest Payment Agreement and the Amended Interest Payment Agreement. $8.0 million of the amount for the year ended December 31, 2015 was not received in cash from SunEdison until February 3, 2016 and a receivable from SunEdison was recorded within Due to SunEdison, net as of December 31, 2015. As a result of the SunEdison Bankruptcy, the Company has not received any contributions from SunEdison pursuant to the Amended Interest Payment Agreement since the first quarter of 2016.

(4)
Represents contributions received for capital expenditures and O&M labor fees in excess of budgeted amounts for certain of the Company's wind power plants, which SunEdison committed to reimburse the Company for in conjunction with the First Wind Acquisition. As a result of the SunEdison Bankruptcy, the Company did not receive any contributions during 2016.

(5)	Represents stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison, Inc. and TerraForm Global, Inc.

(6)	Represents the difference between the cash purchase price and historical cost of the net assets acquired from SunEdison for projects that achieved final funding during the respective year.

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

Distributions to SunEdison

During the year ended December 31, 2015, Terra LLC paid distributions of $58.3 million to its Class B unit holder, SunEdison. No distributions were paid to SunEdison during the years ended December 31, 2016 and 2014.

Incentive Distribution Rights

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Amended and Restated Operating Agreement of Terra LLC which granted SunEdison 100% of the IDRs of Terra LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. As of December 31, 2016 and 2015, SunEdison held 100% of the IDRs. SunEdison has pledged the IDRs as collateral under its DIP financing and its first and second lien credit facilities and second lien secured notes. As of December 31, 2016 and 2015, there were no Class B1 units of

Terra LLC outstanding. There were no payments for IDRs made by the Company during the years ended December 31, 2016, 2015 and 2014.

As discussed in Note 1. Nature of Operations and Basis of Presentation, SunEdison agreed to deliver the outstanding IDRs held by SunEdison or certain of its affiliates to TerraForm Power or its designee and in connection therewith, concurrently with the execution and delivery of the Merger Agreement, TerraForm Power, Terra LLC, Brookfield IDR Holder and SunEdison and certain of its affiliates have entered into the IDR Transfer Agreement which provides that, subject to satisfaction of the conditions in the Merger Agreement, SunEdison affiliates will transfer all of the IDRs to an affiliate of Brookfield at the effective time of the Merger on the terms and conditions set forth in the IDR Transfer Agreement. At the closing of the Merger, the limited liability company agreement of Terra LLC will be amended and restated to, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC would be distributed on a quarterly basis as follows:

•	first, to the Company in an amount equal to the Company’s outlays and expenses for such quarter;

•
second, to holders of Class A units, until an amount has been distributed to such holders of Class A units that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Class A common stock of $0.93 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Class A common stock) if such amount were distributed to all holders of shares of Class A common stock;

•
third, 15% to the holders of the IDRs and 85% to the holders of Class A units until a further amount has been distributed to holders of Class A units in such quarter that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Class A common stock of an additional $0.12 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Class A common stock) if such amount were distributed to all holders of shares of Class A common stock; and

•	thereafter, 75% to holders of Class A units and 25% to holders of the IDRs.

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of December 31, 2015, the Company had open commitments of $240.9 million in the aggregate to acquire renewable energy facilities with a combined nameplate capacity of 195.5 MW from SunEdison. Over the course of 2016, the Company has focused on acquiring, terminating or resolving its commitments to acquire renewable energy facilities from SunEdison in order to align its future commitments with current market conditions. During the year ended December 31, 2016, all outstanding commitments that existed as of December 31, 2015 expired or were extinguished through termination or project acquisitions, except as described below with respect to the Invenergy Wind Option Agreements. The reduction in the Company's commitment amount during 2016 is detailed in the table below:

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

In connection with the Invenergy Wind Acquisition as discussed in Note 5. Acquisitions, Sun Edison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the acquired companies. Simultaneously, Terra LLC entered into a back to back option agreement with Sun Edison LLC on substantially identical terms. The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. As part of the Settlement Agreement (which was approved by the Bankruptcy Court), with certain limited exceptions, all agreements, including the Option Agreement between Terra LLC and Sun Edison LLC, will be rejected as of the effectiveness of the settlement, which will occur upon the consummation of the Merger, subject to satisfaction of conditions precedent, or an alternative transaction that is jointly supported by the Company and SunEdison or a Stand-Alone Conversion. If the Option Agreement is rejected under the Settlement Agreement, the Company would not expect to be obligated to perform on its Option Agreement.

Incentive Revenue

Certain solar renewable energy certificates ("SRECs") are sold to SunEdison under contractual arrangements at fixed prices. Revenue from the sale of SRECs to affiliates was $0.2 million, $0.2 million and $1.1 million during the years ended December 31, 2016, 2015 and 2014, respectively, and is reported within operating revenues, net in the consolidated statements of operations.

21. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments comprise the Company's entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the years ended December 31, 2016, 2015 and 2014 were earned by the Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$377,488	$277,068	$—	$654,556
Depreciation, accretion and amortization expense	115,050	126,735	1,580	243,365
Other operating costs and expenses	140,459	91,613	90,142	322,214
Interest expense, net	97,123	85,744	127,469	310,336
Other non-operating (income) expenses, net	(1,017)	1,126	19,545	19,654
Income tax expense[1]	—	—	494	494
Net income (loss)	$25,873	$(28,150)	$(239,230)	$(241,507)
Cash Flows
Capital expenditures	$32,132	$12,177	$1,560	$45,869
Balance Sheet
Total assets[2]	3,595,387	3,609,471	501,007	7,705,865

	Year Ended December 31, 2015
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$346,033	$123,473	$—	$469,506
Depreciation, accretion and amortization expense	117,727	43,392	191	161,310
Other operating costs and expenses	65,515	89,831	147,336	302,682
Interest expense, net	71,351	6,991	89,463	167,805
Other non-operating expenses, net	13,986	6,682	38,417	59,085
Income tax benefit[1]	—	—	(13,241)	(13,241)
Net income (loss)	$77,454	$(23,423)	$(262,166)	$(208,135)
Cash Flows
Capital expenditures	$462,719	$181,594	$3,248	$647,561
Balance Sheet
Total assets[2]	3,923,186	3,765,486	528,737	8,217,409

	Year Ended December 31, 2014
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$127,156	$—	$—	$127,156
Depreciation, accretion and amortization expense	41,280	—	—	41,280
Other operating costs and expenses	33,322	—	46,165	79,487
Interest expense, net	56,019	—	30,172	86,191
Other non-operating (income) expenses, net	(6,209)	—	13,019	6,810
Income tax benefit[1]	—	—	(4,689)	(4,689)
Net income (loss)	$2,744	$—	$(84,667)	$(81,923)
Cash Flows
Capital expenditures	$1,122,293	$—	$—	$1,122,293
———

(1)	Income tax expense (benefit) is not allocated to the Company's Solar and Wind segments.

(2)	As of December 31, 2016 and 2015, respectively.

Operating Revenues, net

The following table reflects operating revenues, net for the years ended December 31, 2016, 2015 and 2014 by specific customers exceeding 10% of total operating revenue:

		Year Ended December 31,
		2016		2015		2014
(In thousands, except for percentages)	Segment	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tennessee Valley Authority	Wind	$73,068	11.2%	N/A	N/A	N/A	N/A
San Diego Gas & Electric	Solar	65,709	10.0%	$67,562	14.4%	$39,574	31.1%
Compañía Minera del Pacífico S.A.	Solar	N/A	N/A	N/A	N/A	23,130	18.2%
———
N/A - These customers did not exceed 10% of total operating revenue for the period indicated above.
The following table reflects operating revenues, net for the years ended December 31, 2016, 2015 and 2014 by geographic location:

	Year Ended December 31,
(In thousands)	2016	2015	2014
United States (including Puerto Rico)	$528,513	$368,117	$87,502
Chile	28,065	27,148	23,130
United Kingdom	51,600	55,542	15,890
Canada	46,378	18,699	634
Total operating revenues, net	$654,556	$469,506	$127,156

Long-lived Assets, Net

Long-lived assets, net consist of renewable energy facilities and intangible assets as of December 31, 2016. As of December 31, 2015, this amount also included goodwill, which was determined to be impaired during 2016 and fully written off. The following table is a summary of long-lived assets, net by geographic area:

(In thousands)	December 31, 2016	December 31, 2015
United States (including Puerto Rico)	$5,524,136	$5,876,846
Chile	175,204	181,756
United Kingdom	16,045	659,176
Canada	419,978	418,494
Total long-lived assets, net	6,135,363	7,136,272
Current assets	893,016	936,761
Other non-current assets[1]	677,486	144,376
Total assets	$7,705,865	$8,217,409
———

(1)	As of December 31, 2016, includes $532.7 million and $19.5 million of non-current assets held for sale located in the United Kingdom and United States, respectively.

22. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2013	$—	$—	$—
Net unrealized loss arising during the period	(3,541)	(1,925)	(5,466)
Reclassification of net realized loss into earnings:
Interest expense, net	—	—	—
Other comprehensive loss	(3,541)	(1,925)	(5,466)
Accumulated other comprehensive loss	(3,541)	(1,925)	(5,466)
Less: Other comprehensive loss attributable to non-controlling interests	(2,392)	(1,437)	(3,829)
Balance as of December 31, 2014	$(1,149)	$(488)	$(1,637)
Net unrealized (loss) gain arising during the period	(18,446)	26,913	8,467
Reclassification of net realized loss into earnings:
Interest expense, net	—	4,663	4,663
Other comprehensive (loss) income	(18,446)	31,576	13,130
Accumulated other comprehensive (loss) income	(19,595)	31,088	11,493
Less: Other comprehensive loss attributable to non-controlling interests	(7,862)	(3,545)	(11,407)
Balance as of December 31, 2015	$(11,733)	$34,633	$22,900
Net unrealized loss arising during the period	(15,039)	(86)	(15,125)
Reclassification of net realized loss (gain) into earnings:
Interest expense, net[1]	—	28,539	28,539
Operating revenues, net	—	(12,572)	(12,572)
Other comprehensive (loss) income	(15,039)	15,881	842
Accumulated other comprehensive (loss) income	(26,772)	50,514	23,742
Less: Other comprehensive (loss) income attributable to non-controlling interests	(4,639)	5,469	830
Balance as of December 31, 2016	$(22,133)	$45,045	$22,912
———

(1)
Includes $16.9 million loss reclassification that occurred subsequent to the Company's discontinuation of hedge accounting for interest rate swaps within the U.K. Portfolio as discussed in Note 13. Derivatives.

The following tables present each component of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016			2015			2014
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized loss arising during the period	$(15,039)	$—	$(15,039)	$(18,446)	$—	$(18,446)	$(3,541)	$—	$(3,541)
Hedging activities:
Net unrealized gain (loss) arising during the period	320	(406)	(86)	41,540	(14,627)	26,913	(1,925)	—	(1,925)
Reclassification of net realized loss into earnings[1]	15,967	—	15,967	4,663	—	4,663	—	—	—
Net change	16,287	(406)	15,881	46,203	(14,627)	31,576	(1,925)	—	(1,925)
Other comprehensive income (loss)	$1,248	$(406)	842	$27,757	$(14,627)	13,130	$(5,466)	$—	(5,466)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax			830			(11,407)			(3,829)
Less: Pre-acquisition other comprehensive income of renewable energy facilities acquired from SunEdison			—			40,016			—
Other comprehensive income (loss) attributable to Class A common stockholders			$12			$(15,479)			$(1,637)
———

(1)
Includes $16.9 million loss reclassification for the year ended December 31, 2016 that occurred subsequent to the Company's discontinuation of hedge accounting for interest rate swaps within the U.K. Portfolio as discussed in Note 13. Derivatives.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the year ended December 31, 2016 were as follows:

(In thousands, except per share data)	Q1	Q2(1)	Q3(2)	Q4(3)
Operating revenues, net	$153,917	$187,301	$178,118	$135,220
Operating income (loss)	32,505	62,558	50,708	(56,794)
Interest expense, net	68,994	101,299	72,818	67,225
Net loss	(33,505)	(44,937)	(27,711)	(135,354)
Net loss attributable to Class A common stockholders	(481)	(20,907)	(26,171)	(82,288)
Weighted average Class A common shares outstanding - basic and diluted	87,833	90,809	90,860	91,658
Net loss per weighted average Class A common share - basic and diluted	$(0.01)	$(0.23)	$(0.29)	$(0.94)
———

(1)
During the second quarter of 2016, the Company discontinued hedge accounting for interest rate swaps related to its U.K. Portfolio. This resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense. Subsequent to the discontinuation of hedge accounting, the Company recognized additional unrealized losses of $13.7 million pertaining to these interest rate swaps during the second quarter that are also reported in interest expense.

(2)
The third quarter of 2016 includes a $3.3 million impairment charge due to the decision to abandon certain residential construction in progress assets that were not completed by SunEdison as a result of the SunEdison Bankruptcy. This charge is reflected within impairment of renewable energy facilities in the consolidated statement of operations. The third quarter of 2016 also includes $3.2 million of special interest for the Senior Notes due 2023, Senior Notes due 2025 and Revolver per the terms of the fourth supplemental indenture to the 2023 Indenture, third supplemental indenture to the 2025 Indenture and eighth amendment to the Revolver credit and guaranty agreement, respectively, and $5.2 million of unrealized losses pertaining to interest rate swaps for the U.K. Portfolio.

(3)
The fourth quarter of 2016 includes a $55.9 million goodwill impairment charge, a $15.7 million impairment charge within impairment of renewable energy facilities related to substantially all of the Company's portfolio of residential rooftop solar assets that were held for sale as of December 31, 2016, a $2.5 million loss on related party receivables and a $1.1 million loss on extinguishment of debt driven by a reduction of borrowing capacity for the Revolver and corresponding write-off of a portion of the unamortized deferred financing costs due to the Company entering into the consent agreement and ninth amendment to the terms of the Revolver and a waiver agreement with the requisite lenders pertaining to third quarter reporting deliverables and compliance. The fourth quarter of 2016 also includes $8.6 million of special interest for the Senior Notes due 2023, Senior Notes due 2025 and Revolver, which was offset by $11.6 million of unrealized gains pertaining to interest rate swaps for the U.K. Portfolio. In addition, as discussed in Note 2. Summary of Significant Accounting Policies, during the fourth quarter of 2016, the Company revised the accretion period for its asset retirement obligations from the term of the related PPA agreement to the remaining useful life of the corresponding renewable energy facility, which resulted in the Company recording a $4.4 million adjustment to reduce previously reported accretion and depreciation expense. The Company also recorded a $5.9 million adjustment in the fourth quarter of 2016 to reduce previously reported cost of operations related to property tax expenses.

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

(3)
The third quarter of 2015 includes $9.9 million of amortization of bridge commitment fees recorded within interest expense related to financing our pending acquisitions of Invenergy Wind and the Vivint Operating Assets.

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

2.3
Merger and Sponsorship Transaction Agreement, dated as of March 6, 2017, by and among TerraForm Power, Inc., Orion US Holdings 1 L.P. and BRE TERP Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrants Form 8-K filed on March 7, 2017).**

3.1	Amended and Restated Certificate of Incorporation of TerraForm Power, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 25, 2014).

3.2	Amended and Restated Bylaws of TerraForm Power, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on July 25, 2014).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-196345, filed on July 16, 2014).

4.2	Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 25, 2014).

4.3
First Amendment to Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC, dated as of December 3, 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-200829, filed on January 8, 2015).

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

10.1
Management Services Agreement, dated as of July 23, 2014, among TerraForm Power, Inc., TerraForm Power, LLC, TerraForm Power Operating, LLC, and SunEdison, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2014).

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

10.20
Eighth Amendment to Credit and Guaranty Agreement, dated as of September 9, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.21
Waiver Agreement, dated as of November 23, 2016, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent.

10.22
Tenth Amendment to Credit and Guaranty Agreement, dated April 5, 2017, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed on April 6, 2017).

10.23
Eleventh Amendment to Credit and Guaranty Agreement, dated April 26, 2017, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed on April 28, 2017).

10.24
Amended and Restated Interest Payment Agreement, dated as of January 28, 2015, by and among TerraForm Power, LLC, TerraForm Power Operating, LLC, SunEdison, Inc. and SunEdison Holdings Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 03, 2015).

10.25
TerraForm Power, Inc. Registration Rights Agreement, dated as of January 29, 2015, among TerraForm Power, Inc., SunEdison, Inc., the holders of the Registrable Securities party thereto and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 03, 2015).

10.26
Joinder Agreement, dated as of May 1, 2015, by and among JPMorgan Chase Bank, N.A., Santander Bank, N.A., TerraForm Power Operating, LLC, TerraForm Power, LLC, Certain Subsidiaries of Borrower, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and Keybank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 06, 2015).

10.27
Purchase and Sale Agreement, dated as of June 30, 2015, by and among Invenergy Wind Global LLC and TerraForm IWG Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.28
Amended and Restated Purchase and Sale Agreement, dated as of December 15, 2015, by and between Invenergy Wind Global LLC and TerraForm IWG Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 to TerraForm Power’s Form 8-K filed on December 21, 2015).

10.29
Amended and Restated Purchase and Sale Agreement, dated as of December 15, 2015, by and between Invenergy Wind Global LLC and TerraForm IWG Acquisition Holdings II, LLC (incorporated by reference to Exhibit 10.2 to TerraForm Power’s Form 8-K filed on December 21, 2015).

10.30
Amended and Restated Purchase and Sale Agreement, dated as of December 15, 2015, by and between Invenergy Wind Global LLC and TerraForm IWG Acquisition Holdings III, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 21, 2015).

10.31
Raleigh Asset Purchase and Sale Agreement, dated as of June 30, 2015, by and between Invenergy Wind Canada Green Holdings ULC, TerraForm IWG Ontario Holdings LLC, Invenergy Wind Global LLC, Marubeni Corporation and Caisse de Dépôt et Placement du Québec (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015).

10.32
First Amending Agreement, dated as of December 15, 2015, by and between Invenergy Wind Canada Green Holdings ULC and TerraForm IWG Ontario Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 21, 2015).

10.33
TerraForm Option Agreement, dated as of December 15, 2015, by and between Sun Edison LLC and TerraForm Power, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s 8-K filed on December 21, 2015).

10.34	Purchase Agreement dated as of July 20, 2015, by and between TerraForm Power, LLC and SunEdison, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 22, 2015).

10.35
Amended and Restated Purchase Agreement, dated as of December 9, 2015, by and between SunEdison, Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 09, 2015).

10.36
Interim Agreement dated as of July 20, 2015 by and among SunEdison, Inc., SEV Merger Sub Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.37
Amended and Restated Interim Agreement, dated as of December 9, 2015, by and between SunEdison, Inc., SEV Merger Sub Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 09, 2015).

10.38
Term Facility, Take/Pay and IDR Letter Agreement, dated as of December 9, 2015, by and between SunEdison, Inc. and TerraForm Power, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 09, 2015).

10.39
Settlement Agreement, dated as of March 6, 2017, by and among TerraForm Power, Inc., TerraForm Power, LLC, TerraForm Power Operating, LLC, SunEdison Inc. and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on March 7, 2017).

10.40
Voting and Support Agreement, dated as of March 6, 2017, by and among Orion US Holdings 1 L.P., BRE TERP Holdings Inc., SunEdison, Inc., SunEdison Holdings Corporation, SUNE ML1, LLC and TerraForm Power, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on March 7, 2017).

10.41
TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-196345, filed on June 13, 2014).

10.42	Form of Restricted Stock United Agreement For Employees (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-1, filed on July 16, 2014).

10.43	Form of Restricted Stock United Agreement For Directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-1, filed on July 16, 2014).

10.44	Retention Bonus Award Letter to Rebecca Cranna dated April 7, 2016.

10.45	Letter Agreement between Rebecca Cranna and TerraForm Power, Inc. dated July 5, 2016.

10.46	Letter Agreement, dated as of August 30, 2016, by and among TerraForm Power, Inc., TerraForm Global, Inc. and Rebecca Cranna.

10.47	Bonus Award Letter to Rebecca Cranna dated December 12, 2016.

10.48	Letter Agreement, dated as of December 20, 2016, between TerraForm Power, Inc. and Rebecca Cranna.

10.49	Letter Agreement Regarding Accelerated Vesting between Rebecca Cranna and TerraForm Power, Inc. dated December 20, 2016.

10.50	Retention Bonus Award Letter to Rebecca Cranna dated April 10, 2017.

10.51	Retention Bonus Award Letter to Sebastian Deschler dated April 7, 2016.

10.52	Letter Agreement between Sebastian Deschler and TerraForm Power, Inc. dated July 5, 2016.

10.53	Letter Agreement, dated as of August 25, 2016 by and among TerraForm Power, Inc., TerraForm Global, Inc. and Sebastian Deschler.

10.54	Bonus Award Letter to Sebastian Deschler dated December 12, 2016.

10.55	Letter Agreement, dated as of December 20, 2016, between TerraForm Power, Inc. and Sebastian Deschler.

10.56	Letter Agreement Regarding Accelerated Vesting between Sebastian Deschler and TerraForm Power, Inc. dated December 20, 2016.
10.57	Retention Bonus Award Letter to Sebastian Deschler dated April 10, 2017.

10.58
Credit and Guaranty Agreement, dated as of December 15, 2015, among TerraForm Private Operating II, LLC, as borrower, TerraForm Private II, LLC, as a guarantor, certain subsidiaries of TerraForm Private Operating II, LLC, as guarantors, the lenders party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent.

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
** Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.
(Registrant)

Date:	July 21, 2017	By:	/s/ PETER BLACKMORE
Peter Blackmore
Interim Chief Executive Officer, Director and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER BLACKMORE	Interim Chief Executive Officer, Director and Chairman	July 21, 2017
Peter Blackmore	(Principal executive officer)

/s/ REBECCA CRANNA	Executive Vice President and Chief Financial Officer	July 21, 2017
Rebecca Cranna	(Principal financial officer and principal accounting officer)

/s/ HANIF "WALLY" DAHYA	Director	July 21, 2017
Hanif "Wally" Dahya

/s/ CHRISTOPHER COMPTON	Director	July 21, 2017
Christopher Compton

/s/ JOHN F. STARK	Director	July 21, 2017
John F. Stark

/s/ KERRI L. FOX	Director	July 21, 2017
Kerri L. Fox

/s/ EDWARD "NED" HALL	Director	July 21, 2017
Edward "Ned" Hall

/s/ MARC S. ROSENBERG	Director	July 21, 2017
Marc S. Rosenberg

/s/ CHRISTIAN S. FONG	Director	July 21, 2017
Christian S. Fong

/s/ DAVID PAUKER	Director	July 21, 2017
David Pauker