Form 10-Q
period 2017-03-31
TerraForm Power, Inc.
filed 2017-08-29
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of July 31, 2017, there were 92,332,070 shares of Class A common stock outstanding and 48,202,310 shares of Class B common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Operating revenues, net	$151,135	$153,917
Operating costs and expenses:
Cost of operations	34,338	30,196
Cost of operations - affiliate	5,598	6,846
General and administrative expenses	36,725	17,183
General and administrative expenses - affiliate	1,419	5,437
Acquisition and related costs	—	2,743
Depreciation, accretion and amortization expense	60,987	59,007
Total operating costs and expenses	139,067	121,412
Operating income	12,068	32,505
Other expenses (income):
Interest expense, net	68,312	68,994
Loss (gain) on foreign currency exchange, net	587	(4,493)
Loss on receivables - affiliate	—	845
Other expenses, net	360	567
Total other expenses, net	69,259	65,913
Loss before income tax (benefit) expense	(57,191)	(33,408)
Income tax (benefit) expense	(918)	97
Net loss	(56,273)	(33,505)
Less: Net income attributable to redeemable non-controlling interests	835	2,545
Less: Net loss attributable to non-controlling interests	(25,339)	(35,569)
Net loss attributable to Class A common stockholders	$(31,769)	$(481)

Weighted average number of shares:
Class A common stock - Basic and diluted	92,072	87,833
Loss per share:
Class A common stock - Basic and diluted	$(0.37)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(56,273)	$(33,505)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized gain arising during the period	2,680	6,573
Hedging activities:
Net unrealized gain (loss) arising during the period, net of tax	14,054	(32,965)
Reclassification of net realized (gain) loss into earnings, net of tax	(386)	369
Other comprehensive income (loss), net of tax	16,348	(26,023)
Total comprehensive loss	(39,925)	(59,528)
Less comprehensive income (loss) attributable to non-controlling interests:
Net income attributable to redeemable non-controlling interests	835	2,545
Net loss attributable to non-controlling interests	(25,339)	(35,569)
Foreign currency translation adjustments	918	2,524
Hedging activities	5,972	(11,833)
Comprehensive loss attributable to non-controlling interests	(17,614)	(42,333)
Comprehensive loss attributable to Class A common stockholders	$(22,311)	$(17,195)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$676,768	$565,333
Restricted cash	115,258	114,950
Accounts receivable, net	101,740	89,461
Prepaid expenses and other current assets	61,045	61,749
Assets held for sale	42,040	61,523
Total current assets	996,851	893,016

Renewable energy facilities, net, including consolidated variable interest entities of $3,396,344 and $3,434,549 in 2017 and 2016, respectively	4,942,231	4,993,251
Intangible assets, net, including consolidated variable interest entities of $862,198 and $875,095 in 2017 and 2016, respectively	1,125,307	1,142,112
Deferred financing costs, net	6,716	7,798
Other assets	128,797	114,863
Restricted cash	2,879	2,554
Non-current assets held for sale	554,330	552,271
Total assets	$7,757,111	$7,705,865

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)

	March 31, 2017	December 31, 2016
Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated variable interest entities of $591,086 and $594,442 in 2017 and 2016, respectively	$2,202,661	$2,212,968
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $49,607 and $37,760 in 2017 and 2016, respectively	147,434	125,596
Deferred revenue	18,250	18,179
Due to SunEdison, net	16,851	16,692
Liabilities related to assets held for sale	23,850	21,798
Total current liabilities	2,409,046	2,395,233
Long-term debt and financing lease obligations, less current portion, including consolidated variable interest entities of $371,762 and $375,726 in 2017 and 2016, respectively	1,813,749	1,737,946
Deferred revenue, less current portion	51,921	55,793
Deferred income taxes	28,362	27,723
Asset retirement obligations, including consolidated variable interest entities of $93,113 and $92,213 in 2017 and 2016, respectively	146,241	148,575
Other long-term liabilities	31,711	31,470
Non-current liabilities related to assets held for sale	413,001	410,759
Total liabilities	4,894,031	4,807,499

Redeemable non-controlling interests	180,271	180,367
Stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued	—	—
Class A common stock, $0.01 par value per share, 850,000,000 shares authorized, 92,512,576 and 92,476,776 shares issued in 2017 and 2016, respectively, and 92,247,740 and 92,223,089 shares outstanding in 2017 and 2016, respectively	925	920
Class B common stock, $0.01 par value per share, 140,000,000 shares authorized, 48,202,310 shares issued and outstanding in 2017 and 2016	482	482
Class B1 common stock, $0.01 par value per share, 260,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	1,476,492	1,467,108
Accumulated deficit	(266,209)	(234,440)
Accumulated other comprehensive income	32,370	22,912
Treasury stock, 264,836 and 253,687 shares in 2017 and 2016, respectively	(4,260)	(4,025)
Total TerraForm Power, Inc. stockholders' equity	1,239,800	1,252,957
Non-controlling interests	1,443,009	1,465,042
Total stockholders' equity	2,682,809	2,717,999
Total liabilities, redeemable non-controlling interests and stockholders' equity	$7,757,111	$7,705,865

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

											Non-controlling Interests
	Class A Common Stock Issued		Class B Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2016	92,477	$920	48,202	$482	$1,467,108	$(234,440)	$22,912	(254)	$(4,025)	$1,252,957	$1,792,295	$(312,847)	$(14,406)	$1,465,042	$2,717,999
Stock-based compensation	36	5	—	—	1,702	—	—	(11)	(235)	1,472	—	—	—	—	1,472
Net loss[1]	—	—	—	—	—	(31,769)	—	—	—	(31,769)	—	(25,339)	—	(25,339)	(57,108)
Net SunEdison investment	—	—	—	—	3,893	—	—	—	—	3,893	2,031	—	—	2,031	5,924
Other comprehensive income	—	—	—	—	—	—	9,458	—	—	9,458	—	—	6,890	6,890	16,348
Sale of membership interests and contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	6,935	—	—	6,935	6,935
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	(6,535)	—	—	(6,535)	(6,535)
Accretion of redeemable non-controlling interest	—	—	—	—	(2,226)	—	—	—	—	(2,226)	—	—	—	—	(2,226)
Equity reallocation	—	—	—	—	6,015	—	—	—	—	6,015	(6,015)	—	—	(6,015)	—
Balance as of March 31, 2017	92,513	$925	48,202	$482	$1,476,492	$(266,209)	$32,370	(265)	$(4,260)	$1,239,800	$1,788,711	$(338,186)	$(7,516)	$1,443,009	$2,682,809
———

(1)	Excludes $835 of net income attributable to redeemable non-controlling interests.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(56,273)	$(33,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	60,987	59,007
Amortization of favorable and unfavorable rate revenue contracts, net	9,827	10,503
Amortization of deferred financing costs and debt discounts	4,639	8,754
Recognition of deferred revenue	(3,987)	(2,322)
Unrealized gain on commodity contract derivatives, net	(2,231)	(352)
Stock-based compensation expense	2,509	1,023
Unrealized loss (gain) on foreign currency exchange, net	748	(3,166)
Loss on receivables - affiliate	—	845
Deferred taxes	639	62
Other, net	(22)	552
Changes in assets and liabilities:
Accounts receivable	(10,982)	(14,495)
Prepaid expenses and other current assets	7,024	(2,552)
Accounts payable, accrued expenses and other current liabilities	19,858	7,366
Deferred revenue	186	(636)
Other, net	2,306	4,190
Net cash provided by operating activities	35,228	35,274
Cash flows from investing activities:
Capital expenditures	(2,076)	(31,711)
Acquisitions of renewable energy facilities from third parties, net of cash acquired	—	(4,064)
Change in restricted cash	32,730	5,638
Net cash provided by (used in) investing activities	30,654	(30,137)
Cash flows from financing activities:
Borrowings of non-recourse long-term debt	79,835	—
Principal payments on non-recourse long-term debt	(11,870)	(29,712)
Revolver repayment	(5,000)	—
Due to SunEdison, net	(4,841)	(11,614)
Sale of membership interests and contributions from non-controlling interests in renewable energy facilities	6,935	15,612
Distributions to non-controlling interests in renewable energy facilities	(9,692)	(6,172)
Net SunEdison investment	7,371	29,747
Debt financing fees	(2,791)	(4,500)
Net cash provided by (used in) financing activities	59,947	(6,639)
Net increase (decrease) in cash and cash equivalents	125,829	(1,502)
Reclassification of cash and cash equivalents to assets held for sale	(14,104)	(21,697)
Effect of exchange rate changes on cash and cash equivalents	(290)	65
Cash and cash equivalents at beginning of period	565,333	626,595
Cash and cash equivalents at end of period	$676,768	$603,461

Supplemental Disclosures:
Cash paid for interest	$61,318	$61,099
Cash paid for income taxes	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (together with TerraForm Power, the "Company") is a controlled affiliate of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company and TerraForm Global, Inc. and its subsidiaries, "SunEdison"). TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC"), which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC.

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

As part of this overall strategic review process, the Company also initiated a process for the exploration and evaluation of potential strategic alternatives for the Company, including potential transactions to secure a new sponsor or sell the Company. This process resulted in the Company's entry into a definitive merger and sponsorship transaction agreement (the “Merger Agreement”) on March 6, 2017 with Orion US Holdings 1 L.P. ("Orion Holdings") and BRE TERP Holdings Inc., a wholly-owned subsidiary of Orion Holdings ("Merger Sub"), which are affiliates of Brookfield Asset Management, Inc. (“Brookfield”). Subject to the satisfaction of conditions precedent described below, Orion Holdings would hold approximately 51% of the Class A shares of TerraForm Power following the consummation of the merger of Merger Sub with and into the Company (the "Merger"). In addition, the Merger Agreement provides that at or prior to the closing of the Merger, the Company will enter into a series of sponsorship documents with Brookfield and certain of its affiliates as are more fully described in Note 15. Related Parties and Note 6. Long-term Debt.

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

The closing of the Merger is subject to conditions, including a non-waivable condition to closing that the Merger Agreement and the transactions contemplated thereby be approved by holders of a majority of the outstanding Class A shares, excluding SunEdison, Orion Holdings, any of their respective affiliates or any person with whom any of them has formed (and not terminated) a “group” (as such term is defined in the Securities Exchange Act of 1934, as amended). Additional conditions include the adoption of the Merger Agreement by the holders of a majority of the total voting power of the outstanding shares of the Company’s common stock entitled to vote on the Merger and other customary closing conditions. Certain conditions have been satisfied including (1) the entry by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) of orders authorizing and approving the entry by SunEdison (and, if applicable, SunEdison’s debtor affiliates) into the Settlement Agreement, the Voting and Support Agreement and any other agreement entered into in connection with the Merger or the other transactions contemplated thereby to which SunEdison or any other debtor will be a party, (2) the expiration or early termination of the waiting period applicable to consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the closing of the sale of substantially all of the Company's U.K. solar facilities as described in Note 2. Assets Held for Sale. There is no financing condition to the consummation of the transactions contemplated by the Merger Agreement.

The Merger Agreement contains specified termination rights, including the right for each of the Company or Orion Holdings to terminate the Merger Agreement if the Merger is not consummated by December 6, 2017, subject to extension until March 6, 2018 to obtain required regulatory approvals. The Merger Agreement also provides for other customary termination rights for both the Company and Orion Holdings, as well as a mutual termination right in the event that the Settlement Agreement is terminated in accordance with its terms. In the event the Merger Agreement is terminated by either the Company or Orion Holdings due to the failure to obtain the requisite stockholder approvals or the termination of the Settlement Agreement, and the Board did not change its recommendation to the Company's stockholders to approve the Merger, the Company will pay to Orion Holdings all reasonable and documented out-of-pocket expenses incurred in connection with the Merger Agreement, in an amount not to exceed $17.0 million. The Merger Agreement further provides that upon termination of the Merger Agreement under certain other specified circumstances, the Company will be required to pay Orion Holdings a termination fee of $50.0 million. The Company's obligation to pay any combination of out-of-pocket expenses or termination fees shall not in any event exceed $50.0 million.

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

As part of these strategic initiatives, the Company has also been working to obtain waivers or forbearance of defaults that have arisen as a result of the SunEdison Bankruptcy and the delays in the completion of the Company’s corporate and project-level audits. In most of the Company's debt-financed projects, SunEdison Debtors are a party to a material project agreement or guarantor thereof, such as being a party to or guarantor of an asset management or O&M contract. As a result of the SunEdison Bankruptcy and delays in delivery of 2015 audited financial statements for the Company and/or certain project-

level subsidiaries, among other things, the Company experienced defaults under most of its non-recourse financing agreements in 2016. During the course of 2016 and to date in 2017, the Company cured or obtained waivers or temporary forbearances with respect to most of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate; however, certain of these defaults persist. Moreover, the Company has experienced additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company and/or project-level audits. The Company filed its Form 10-K for the year ended December 31, 2016 on July 21, 2017 and is working to complete the remaining project-level audits and seeking to obtain waivers of such default. To date none of the non-recourse financings has been accelerated and no project-level lender has notified the Company of such lenders election to enforce project security interests, although no assurances can be given that the Company will obtain waivers and/or permanent forbearance of existing or future defaults or that none of the financings will be accelerated. The Company's corporate-level revolving credit facility and senior note indentures do not include an event of default provision directly triggered by the occurrence of the SunEdison Bankruptcy.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

•
We experienced covenant defaults under most of our financing arrangements in 2016, mainly because of delays in the delivery of project-level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for 2015 on Form 10-K, which was filed in December of 2016. In addition, in a number of cases the SunEdison Bankruptcy resulted in defaults because SunEdison Debtors have been serving as O&M and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default, including through the completion of project-level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived, and we have experienced additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company and/or project-level audits. The Company filed its Form 10-K for the year ended December 31, 2016 on July 21, 2017 and is working to complete the remaining project-level audits and seeking to obtain waivers of such default. If the remaining or future defaults are not cured or waived, this would restrict the ability of the relevant project-level subsidiaries to make distributions to us, which may affect our ability to meet certain covenants related to our revolving credit facility at the corporate level, or entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. If this were to occur, the Company would not have sufficient liquidity to meet its obligations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s ("SEC") regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2016, filed with the SEC on Form 10-K on July 21, 2017. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's financial position as of March 31, 2017 and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, the Company used estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates also affect the reported amounts of revenues, expenses and cash flows during the reporting period. To the extent there are material differences between the estimates and actual results, the Company's future results of operations would be affected.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted if all provisions are adopted within the same period. The Company adopted ASU No. 2016-09 as of January 1, 2017, which did not result in any material adjustments to the Company's consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815), which clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. This standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update should be applied on a modified retrospective basis. The adoption of ASU No. 2016-06 as of January 1, 2017 did not have an impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The amendments of ASU No. 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting with no retroactive adjustment to the investment. In addition, ASU No. 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance in ASU No. 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-07 is required to be applied prospectively and early adoption is permitted. The Company evaluated this standard and determined that it did not have an impact on its consolidated financial statements as it does not have any equity method investments.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control. ASU No. 2016-17 updates ASU No. 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU No. 2016-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The adoption of ASU No. 2016-17 as of January 1, 2017 did not have an impact on the Company's consolidated financial statements.

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

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of topics in the Accounting Standards Codification, covering differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification and minor improvements. The adoption of ASU No. 2016-19 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company evaluated this standard and determined that it did not have an impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard is effective January 1, 2020, with early adoption permitted, and must be adopted on a prospective basis. This updated guidance is not currently expected to impact the Company's financial reporting as the Company does not have any goodwill.

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

2. ASSETS HELD FOR SALE

U.K. Portfolio Sale

The Company commenced a sale of substantially all of its portfolio of solar power plants located in the United Kingdom (the "U.K.") through a broad based sales process pursuant to a plan approved by management during 2016 (24 operating projects for sale representing 365.0 MW, the "U.K. Portfolio"), and it was determined that this portfolio met the criteria to be classified as held for sale during the first quarter of 2016. As a result, the Company classified the assets and liabilities of this portfolio as held for sale as of March 31, 2017 and December 31, 2016 (refer to the table below) and measured each at the lower of carrying value or fair value less cost to sell. The Company's analysis indicated that the fair value less costs to sell exceeded the carrying value of the assets for each period the portfolio was classified as held for sale and no impairment losses were recognized during the three months ended March 31, 2017 or for any period in 2016.

On May 11, 2017, the Company announced that TerraForm Power Operating, LLC ("Terra Operating LLC") completed its previously announced sale of the U.K. Portfolio to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. Terra Operating LLC received approximately $211 million of proceeds from the sale, net of transaction expenses and distributions taken from the U.K. Portfolio after announcement and before closing of the sale, which was used for the reduction of the Company's indebtedness as discussed in Note 6. Long-term Debt. The sale also resulted in a reduction in the Company's non-recourse project debt by approximately GBP 301 million at the U.K. Portfolio level. The Company has retained 11.1 MW of solar assets in the U.K.

Residential Portfolio Sale

The Company also began exploring a sale of substantially all of its portfolio of residential rooftop solar assets located in the United States (11.4 MW of assets as described below) through a strategic sales process in 2016, and it was determined that these assets met the criteria to be classified as held for sale during the fourth quarter of 2016. As a result, the Company classified the related assets and liabilities as held for sale as of December 31, 2016 (refer to the table below) and measured each at the lower of carrying value or fair value less costs to sell. The Company's analysis indicated that the carrying value of the assets exceeded the fair value less costs to sell, and thus an impairment charge of $15.7 million was recognized in the fourth quarter of 2016. The Company also recorded a $3.3 million charge in the third quarter of 2016 due to the decision to abandon certain residential construction in progress assets that were not completed by SunEdison as a result of the SunEdison Bankruptcy.

On March 14, 2017, Enfinity SPV Holdings 2, LLC, a subsidiary of the Company, entered into a membership interest purchase and sale agreement with Greenbacker Residential Solar II, LLC for the sale of 100% of the membership interests of Enfinity Colorado DHA 1, LLC, a Colorado limited liability company that owns and operates 2.5 MW of solar installations situated on the roof of public housing units located in Colorado and owned by the Denver Housing Authority. The transaction closed on March 31, 2017, and the Company received net proceeds of $1.1 million in the beginning of the second quarter of 2017. There was no additional loss recognized during the first quarter of 2017 as a result of this sale.

In addition, the Company entered into a membership interest purchase and sale agreement with Greenbacker Residential Solar II, LLC on June 12, 2017 for the sale of 100% of the membership interests of TerraForm Resi Solar Manager,

LLC, a subsidiary of the Company, which owns and operates 8.9 MW of rooftop solar installations. The transaction closed on June 30, 2017, and the Company received total net proceeds of $6.0 million in the third quarter of 2017. The related assets and liabilities of these residential rooftop solar installations that were not sold until the second quarter of 2017 were also classified as held for sale as of March 31, 2017 (refer to the table below).

The following table summarizes the major classes of assets and liabilities which are classified as held for sale on the Company's unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017			As of December 31, 2016
(In thousands)	U.K. Portfolio	Residential Portfolio	Total	U.K. Portfolio	Residential Portfolio	Total
Assets held for sale:
Cash and cash equivalents	$14,104	$—	$14,104	$—	$—	$—
Restricted cash	21,000	262	21,262	53,604	1,202	54,806
Accounts receivable, net	5,438	260	5,698	4,952	300	5,252
Prepaid expenses and other current assets	976	—	976	1,295	170	1,465
Total current assets held for sale	41,518	522	42,040	59,851	1,672	61,523

Renewable energy facilities, net	535,508	14,171	549,679	529,154	19,534	548,688
Intangible assets, net	1,498	—	1,498	1,480	—	1,480
Other assets	3,153	—	3,153	2,103	—	2,103
Total non-current assets held for sale	540,159	14,171	554,330	532,737	19,534	552,271

Total assets held for sale	$581,677	$14,693	$596,370	$592,588	$21,206	$613,794

Liabilities related to assets held for sale:
Current portion of long-term debt	$14,684	$—	$14,684	$14,510	$175	$14,685
Accounts payable, accrued expenses and other current liabilities	9,075	81	9,156	5,980	245	6,225
Deferred revenue	—	10	10	—	10	10
Due to SunEdison, net	—	—	—	692	186	878
Total current liabilities related to assets held for sale	23,759	91	23,850	21,182	616	21,798

Long-term debt, less current portion	353,928	—	353,928	349,687	4,190	353,877
Deferred revenue, less current portion	—	246	246	—	246	246
Asset retirement obligations	40,552	—	40,552	39,563	287	39,850
Other long-term liabilities	18,275	—	18,275	16,786	—	16,786
Total non-current liabilities related to assets held for sale	412,755	246	413,001	406,036	4,723	410,759

Total liabilities related to assets held for sale	$436,514	$337	$436,851	$427,218	$5,339	$432,557

3. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	March 31, 2017	December 31, 2016
Renewable energy facilities in service, at cost	$5,355,826	$5,354,883
Less accumulated depreciation - renewable energy facilities	(416,512)	(364,756)
Renewable energy facilities in service, net	4,939,314	4,990,127
Construction in progress - renewable energy facilities	2,917	3,124
Total renewable energy facilities, net	$4,942,231	$4,993,251

Depreciation expense related to renewable energy facilities was $52.2 million and $49.2 million for the three months ended March 31, 2017 and 2016, respectively.

Construction in progress represents costs incurred to complete the construction of the facilities in the Company's current portfolio that were acquired from SunEdison. All construction in progress costs are stated at SunEdison's historical cost.

As of March 31, 2017 and December 31, 2016, the Company reclassified $549.7 million and $548.7 million, respectively, from renewable energy facilities, net to non-current assets held for sale in the unaudited condensed consolidated balance sheets (see Note 2. Assets Held for Sale).

4. INTANGIBLES

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of March 31, 2017:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	15 years	$715,377	$(68,915)	$646,462
In-place value of market rate revenue contracts	19 years	518,442	(53,667)	464,775
Favorable rate land leases	18 years	15,800	(1,730)	14,070
Total intangible assets, net		$1,249,619	$(124,312)	$1,125,307

Unfavorable rate revenue contracts	7 years	$35,086	$(11,880)	$23,206
Unfavorable rate O&M contracts	3 years	5,000	(1,615)	3,385
Unfavorable rate land lease	16 years	1,000	(120)	880
Total intangible liabilities, net		$41,086	$(13,615)	$27,471

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2016:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	16 years	$714,758	$(57,634)	$657,124
In-place value of market rate revenue contracts	20 years	518,003	(47,284)	470,719
Favorable rate land leases	18 years	15,800	(1,531)	14,269
Total intangible assets, net		$1,248,561	$(106,449)	$1,142,112

Unfavorable rate revenue contracts	7 years	$35,086	$(10,541)	$24,545
Unfavorable rate O&M contracts	3 years	5,000	(1,302)	3,698
Unfavorable rate land lease	16 years	1,000	(107)	893
Total intangible liabilities, net		$41,086	$(11,950)	$29,136

The Company has intangible assets related to revenue contracts, representing long-term power purchase agreements ("PPAs") and renewable energy certificate ("REC") agreements, and favorable rate land leases that were obtained through acquisitions. The revenue contract intangible assets are comprised of favorable rate PPAs and REC agreements and the in-place value of market rate PPAs. The Company also has intangible liabilities related to unfavorable rate PPAs and REC agreements, unfavorable rate O&M contracts and an unfavorable rate land lease, which are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets. These intangible assets and liabilities are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 28 years as of March 31, 2017.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three months ended March 31, 2017 and 2016, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.8 million and $10.5 million, respectively.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three months ended March 31, 2017 and 2016, amortization expense related to the in-place value of market rate revenue contracts was $6.4 million and $6.8 million, respectively.

Amortization expense related to favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease and unfavorable rate O&M contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three months ended March 31, 2017 and 2016, net amortization related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts resulted in a $0.1 million reduction of cost of operations and $0.2 million increase to cost of operations, respectively.

5. VARIABLE INTEREST ENTITIES

The Company consolidates variable interest entities ("VIEs") in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse project-level debt. No VIEs were deconsolidated during the three months ended March 31, 2017 and 2016.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited condensed consolidated balance sheets are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Current assets	$179,648	$191,244
Non-current assets	4,315,546	4,351,635
Total assets	$4,495,194	$4,542,879
Current liabilities	$645,232	$638,452
Non-current liabilities	512,554	514,464
Total liabilities	$1,157,786	$1,152,916

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

6. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates)	March 31, 2017	December 31, 2016	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$950,000	$950,000	Fixed	6.38	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63	Senior notes
Revolver	547,000	552,000	Variable	4.06	Revolving loan
Non-recourse long-term debt[3]:
Permanent financing	2,149,437	2,078,009	Blended[4]	5.91[5]	Term debt / Senior notes
Financing lease obligations	122,769	123,930	Imputed	5.63[5]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	4,069,206	4,003,939		5.81[5]
Unamortized discount, net	(14,326)	(13,620)
Deferred financing costs, net	(38,470)	(39,405)
Less current portion of long-term debt and financing lease obligations[6]	(2,202,661)	(2,212,968)
Long-term debt and financing lease obligations, less current portion[7]	$1,813,749	$1,737,946
———

(1)	As of March 31, 2017.

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

(4)
Includes variable rate debt and fixed rate debt. As of March 31, 2017, 53% of this balance had a variable interest rate and the remaining 47% of this balance had a fixed interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of certain variable rate permanent financing non-recourse debt (see Note 8. Derivatives).

(5)	Represents the weighted average interest rate as of March 31, 2017.

(6)
As of March 31, 2017 and December 31, 2016, the Company reclassified $14.7 million from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale in the unaudited condensed consolidated balance sheets (see Note 2. Assets Held for Sale).

(7)
As of March 31, 2017 and December 31, 2016, the Company reclassified $353.9 million from long-term debt and financing lease obligations, less current portion to non-current liabilities related to assets held for sale in the unaudited condensed consolidated balance sheets (see Note 2. Assets Held for Sale).

Corporate-level Long-term Debt

Revolving Credit Facility

In conjunction with a consent agreement that Terra Operating LLC entered into in September of 2016 with the Administrative Agent and other parties to the Revolver, which provided consent for the cross-collateralization of certain utility-scale assets located in Canada owned by subsidiaries of the Company, and as a result of the Company's election in February of 2017 to increase the principal amount of the credit facility described in the "Canada project-level financing" section below, Terra Operating LLC repaid an additional $5.0 million of Revolver indebtedness on March 6, 2017 and permanently reduced the revolving commitments and borrowing capacity by such amount.

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

On April 26, 2017, the Company entered into an eleventh amendment to the terms of the Revolver, which further extended the due date for delivery of its 2016 annual financial statements and accompanying audit report to the earlier of (a) July 15, 2017 and (b) the tenth business day prior to the date on which the failure to deliver such financial statements would constitute an event of default under the indenture dated as of January 28, 2015 (as supplemented) with respect to the Senior Notes due 2023 (the "2023 Indenture"). As discussed below, an event of default would not have occurred under the 2023 Indenture until July 31, 2017. The Company's Form 10-K for the year ended December 31, 2016 was filed within the 10-business day cure period that commenced on July 15, 2017, and consequently no event of default occurred under the Revolver with respect to the 2016 10-K filing. The amendment also extended the due date for delivery to the Administrative Agent and other parties to the Revolver for the Company's financial statements and accompanying information with respect to the fiscal quarter ended March 31, 2017 to July 31, 2017 and with respect to the fiscal quarters ending June 30, 2017 and September 30, 2017 to the date that is 75 days after the end of each such fiscal quarter, with a 10-business day cure period for each quarterly deliverable.

The eleventh amendment also amended the Debt Service Coverage Ratio (as defined therein) applicable to the fourth quarter of 2016 and first, second and third quarters of 2017 from 1.75:1.00 to 1.50:1.00 and amended the Leverage Ratio (as defined therein) applicable to the fourth quarter of 2016 from 6.00:1.00 to 6.50:1.00 and applicable to the first, second and third quarters of 2017 from 5.75:1.00 to 6.50:1.00. In addition, the amendment amended the definitions of Debt Service Coverage Ratio and Leverage Ratio to provide for, in each case, certain pro forma treatment of the repayment or refinancing of Non-Recourse Project Indebtedness (as defined therein) net of any new Non-Recourse Project Indebtedness incurred in connection with any such refinancing. Per the terms of the eleventh amendment, Terra Operating LLC agreed to prepay $50.0 million of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity by such amount. This amount was repaid on May 3, 2017.

On July 25, 2017, Terra Operating LLC repaid an additional $150.0 million of Revolver indebtedness, a portion of which was paid using proceeds the Company received from the sale of the U.K. Portfolio as discussed in Note 2. Assets Held for Sale. There was no reduction in revolving commitments and borrowing capacity as a result of this repayment.

On August 10, 2017, the Company entered into a twelfth amendment to the terms of the Revolver which further extended the due dates for delivery to the Administrative Agent and other parties to the Revolver for the Company's financial statements and accompanying information with respect to the first quarter of 2017 to August 30, 2017, the second quarter of 2017 to September 30, 2017 and the third quarter of 2017 to December 15, 2017. In addition, the Administrative Agent and requisite lenders waived all defaults or events of default existing as of or prior to the effective date of the twelfth amendment, and the consequences thereof, in connection with a failure to comply with the covenants requiring the delivery of the financial statements and accompanying information with respect to the first quarter of 2017. The Company filed this Form 10-Q for the first quarter of 2017 prior to August 30, 2017, and consequently no event of default occurred under the Revolver with respect to this Form 10-Q.

Per the terms of the twelfth amendment, Terra Operating LLC agreed to permanently reduce the revolving commitments under the Revolver by $50.0 million. After giving effect to this reduction in revolving commitments, the total borrowing capacity under the Revolver was $520.0 million as of such date. There was no additional payment of principal on the Revolver made in connection with this commitment reduction.

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

On May 2, 2017, Terra Operating LLC received a notice from the trustee of an event of default for failure to deliver 2016 audited annual financial statements and thus had until July 31, 2017 to deliver its 2016 audited financial statements before an event of default would occur under the 2023 Indenture and the indenture dated as of July 17, 2015 (as supplemented) with respect to the Senior Notes due 2025 (the "2025 Indenture"). However, the Form 10-K for the year ended December 31, 2016 was filed with the SEC within the grace period for delivery, and consequently no event of default occurred with respect to the 2016 10-K filing.

On July 11, 2017, Terra Operating LLC received a notice from the trustee of an event of default for failure to comply with its obligation to timely furnish the Company's Form 10-Q for the first quarter of 2017. However, this Form 10-Q for the first quarter of 2017 was filed within the 90-day grace period that commenced on July 11, 2017, and consequently no event of default occurred with respect to this filing.

Refer to the Merger Agreement section below for discussion of the Company's successful completion of a solicitation of consents from holders of record as of 5:00 p.m., New York City time, on August 1, 2017 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain a waiver of the requirement to make an offer to repurchase the Senior Notes issued under the respective indentures upon the occurrence of a change of control that would result from the consummation of the Merger.

Non-recourse Long-term Debt

Indirect subsidiaries of the Company have incurred long-term debt obligations with respect to the renewable energy facilities that those subsidiaries own directly or indirectly. The indebtedness of these subsidiaries is typically secured by the renewable energy facility's assets (mainly the renewable energy facility) or equity interests in such renewable energy facilities with no recourse to Terra LLC or Terra Operating LLC other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition. In connection with these financings and in the ordinary course of its business, the Company and its subsidiaries observe formalities and operating procedures to maintain each of their separate existence and can readily identify each of their separate assets and liabilities as separate and distinct from each other. As a result, these subsidiaries are legal entities that are separate and distinct from TerraForm Power, Terra LLC, Terra Operating LLC and the guarantors under the Revolver, the Senior Notes due 2023 and Senior Notes due 2025.

Canada project-level financing

On November 2, 2016, certain of the Company's subsidiaries entered into a new non-recourse loan financing in an aggregate principal amount of $120.0 million Canadian dollars ("CAD"), including a CAD $6.9 million letter of credit, secured by approximately 40 MW(ac) of utility-scale solar power plants located in Canada that are owned by the Company's subsidiaries. On February 28, 2017, the Company increased the principal amount of the credit facility by an additional CAD $113.9 million (including an additional CAD $6.7 million letter of credit), increasing the total facility to CAD $233.9 million. The proceeds of this additional financing are expected to be used for general corporate purposes and were used to pay down an additional $5.0 million on the Revolver as described above.

Non-recourse Portfolio Term Loan Prepayment

The Company has a non-recourse portfolio term loan with an outstanding principal balance of $469.8 million as of March 31, 2017 (the "Midco Portfolio Term Loan") that is secured by indirect equity interests in approximately 1,104.3 MW of the Company's renewable energy facilities, consisting of assets acquired from Invenergy Wind Global LLC (together with its subsidiaries, "Invenergy Wind") and certain other renewable energy facilities acquired from SunEdison. The loan matures on January 15, 2019, to the extent the Company exercises its extension options. The Company exercised the first two extension options in January and July of 2017, respectively. In June of 2017, the Company agreed to make a $100.0 million prepayment for this loan in connection with obtaining (i) a waiver to extend the 2016 audited project financial statement deadline under the loan agreement and (ii) a waiver of the change of control default that would arise under this loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds the Company received from the sale of the U.K. Portfolio as discussed in Note 2. Assets Held for Sale.

Non-recourse Debt Defaults

A SunEdison Debtor is a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of the Company's non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of 2015 audited financial statements for the Company and/or certain project-level subsidiaries, among other things, the Company experienced defaults under most of its non-recourse financing agreements in 2016. During the course of 2016 and to date in 2017, the Company cured or obtained waivers or temporary forbearances with respect to most of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate; however, certain of these defaults persist. Moreover, the Company has experienced additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company and/or project-level audits. The Company filed its Form 10-K for the year ended December 31, 2016 on July 21, 2017 and is working to complete the remaining project-level audits and seeking to obtain waivers of such default. For certain of these defaults, the corresponding contractual grace periods already expired as of the respective financial statement issuance date or the Company could not assert that it was probable that the violation would be cured within any remaining grace periods, would be cured for a period of more than twelve months or were not likely to recur. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to certain of these defaults. As these defaults occurred prior to the issuance of the financial statements for the three months ended March 31, 2017 and for the year ended December 31, 2016, $1.6 billion of the Company's non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, was reclassified to current in the unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date. Amortization of deferred financing costs and debt discounts continue to be amortized over the maturities of the respective financing agreements as before the violations, as the Company believes there is a reasonable likelihood that it will be able to successfully negotiate a waiver with the lenders and/or cure the defaults.

As a result of these defaults, the Company also reclassified $78.9 million and $65.3 million of long-term restricted cash to current as of March 31, 2017 and December 31, 2016, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as long-term restricted cash were driven by the financing agreements. As of March 31, 2017 and December 31, 2016, $21.4 million and $67.1 million, respectively, of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the respective balance sheet date. $33.8 million of the December 31, 2016 reclassification amount was reclassified from current restricted cash to assets held for sale as it related to the portfolios discussed in Note 2. Assets Held for Sale. There was no similar reclassification to assets held for sale for the March 31, 2017 reclassification amount. Refer to Note 8. Derivatives for discussion of corresponding interest rate swap reclassifications to current as a result of these defaults.

Maturities

The aggregate contractual payments of long-term debt due after March 31, 2017, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2017[1]	2018	2019	2020	2021	Thereafter	Total
Maturities of long-term debt as of March 31, 2017[2]	$733,218	$114,066	$453,956	$100,748	$104,271	$2,562,947	$4,069,206
———

(1)
Includes $547.0 million of Revolver indebtedness as management intends to repay this indebtedness during 2017 ($200.0 million of which was paid prior to the financial statement issuance date as discussed above). Also includes $100.0 million prepayment for the Midco Portfolio Term Loan, which the Company agreed to pay in June of 2017 in connection with obtaining (i) a waiver to extend the 2016 audited project financial statement deadline under the loan agreement and (ii) a waiver of the change of control default that would arise under the loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds the Company received from the sale of the U.K. Portfolio as discussed in Note 2. Assets Held for Sale.

(2)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $1.6 billion of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements, except for the $100.0 million related to the prepayment discussed directly above (which is classified as current as of March 31, 2017 as this payment was made prior to the issuance of the financial statements in connection with obtaining a waiver of the debt default under the loan agreement).

Merger Agreement

As discussed in Note 1. Nature of Operations and Basis of Presentation, on March 6, 2017, TerraForm Power entered into the Merger Agreement with Orion Holdings and Merger Sub, which are both affiliates of Brookfield. The closing of the Merger is subject to certain conditions as previously described. There is no financing condition to the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, the Company has agreed to provide cooperation as reasonably requested by Orion Holdings in its efforts to obtain debt financing that is to be made available to the Company from and after the closing of the Merger. Certain lenders have committed, upon the terms and subject to the conditions set forth in debt commitment letters provided to Orion Holdings, to provide certain financing to repay, refinance, redeem, defease or otherwise repurchase certain Company indebtedness.

In addition, the Merger Agreement provides that, at or prior to the effective time of the Merger, TerraForm Power will enter into a revolving credit line agreement, substantially consistent with the term sheet as agreed between Orion Holdings and TerraForm Power as of the date of the Merger Agreement (the “Sponsor Line Agreement”), by and among TerraForm Power and Brookfield or its affiliates pursuant to which Brookfield or its affiliates will commit up to a $500 million secured revolving credit line to TerraForm Power for use to acquire renewable energy assets or for profit improving capital expenditures.

The closing of the Merger would trigger a change in control under the terms of the Revolver. Such change in control constitutes an event of default under the Revolver and would entitle the Revolver lenders to accelerate the principal amount outstanding under the Revolver. The Company intends to pay down and terminate the Revolver concurrently with consummating the Merger through a refinancing transaction. However, there can be no assurance that the Company will be able to enter into a replacement credit facility or otherwise secure financing on equal or more favorable terms. Such inability could have a materially adverse effect on the Company's liquidity and growth strategy.

The closing of the Merger would also have triggered a change in control under the 2023 Indenture and the 2025 Indenture. The 2023 Indenture and the 2025 Indenture require the Company to make an offer to repurchase the Senior Notes issued under the respective indentures at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date following a change in control. However, on August 11, 2017, the Company announced the successful completion of a solicitation of consents from holders of record as of 5:00 p.m., New York City time, on August 1, 2017 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain a waiver of the requirement to make an offer to repurchase the Senior Notes issued under the respective indentures upon the occurrence of a change of control that would result from the consummation of the Merger, in each case among Terra Operating LLC, as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee. Terra Operating LLC received validly delivered and unrevoked consents from the holders of a majority of the aggregate principal amount of each series of the Senior Notes outstanding as of the record date and paid a consent fee to each consenting holder of $1.25 per $1,000 principal amount of such series of the Senior Notes for which such holder delivered its consent.

In addition to the change of control waiver, Terra Operating LLC also received consents to effect on the closing date of the Merger certain amendments to the 2023 Indenture and the 2025 Indenture. The amendments would amend the definition of "Permitted Holder" under the respective indentures (which is referred to in the definition of change of control) to replace the references to "the Sponsor" therein with "Brookfield Asset Management, Inc. (or its successors and assigns)." Subject to the closing of the Merger, Terra Operating LLC will be obligated to effectuate the amendments and pay a success fee of $1.25 per $1,000 principal amount of each series of the Senior Notes for which such consenting holder delivered its consent. Terra Operating LLC will be under no obligation to effectuate the amendments or pay the success fee if the Merger is not consummated for any reason.

A limited number of the Company's non-recourse financing arrangements also include change in control provisions that would permit the counterparty to terminate the contract or accelerate maturity following the consummation of the Merger. The Company is working to obtain consents or waivers from those counterparties to the applicable change of control provisions, however, there is no assurance those consents will be obtained.

7. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2017	2016
Loss before income tax (benefit) expense	$(57,191)	$(33,408)
Income tax (benefit) expense	(918)	97
Effective tax rate	1.6%	(0.3)%

As of March 31, 2017, TerraForm Power owned 65.7% of Terra LLC and consolidated the results of Terra LLC through its controlling interest. The Company records SunEdison's 34.3% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 65.7% of Terra LLC's taxable income and SunEdison records income tax on its 34.3% share of Terra LLC's taxable income.

For the three months ended March 31, 2017 and 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of state taxes. As of March 31, 2017, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions. As of March 31, 2017, the Company had not identified any uncertain tax positions for which a liability was required.

8. DERIVATIVES

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

As of March 31, 2017 and December 31, 2016, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Hedging Contracts		Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of March 31, 2017
Prepaid expenses and other current assets	$1,626	$8,112	$—	$835	$12,491	$23,064	$—	$23,064
Other assets	418	79,206	—	202	23,988	103,814	—	103,814
Total assets	$2,044	$87,318	$—	$1,037	$36,479	$126,878	$—	$126,878
Accounts payable, accrued expenses and other current liabilities	$10,066	$—	$737	$—	$—	$10,803	$—	$10,803
Liabilities related to assets held for sale	—	—	3,119	—	—	3,119	—	3,119
Other long-term liabilities	—	—	—	—	—	—	—	—
Non-current liabilities related to assets held for sale	—	—	18,275	—	—	18,275	—	18,275
Total liabilities	$10,066	$—	$22,131	$—	$—	$32,197	$—	$32,197

As of December 31, 2016
Prepaid expenses and other current assets	$1,150	$3,664	$—	$953	$12,028	$17,795	$—	$17,795
Other assets	411	62,474	—	460	25,167	88,512	—	88,512
Total assets	$1,561	$66,138	$—	$1,413	$37,195	$106,307	$—	$106,307
Accounts payable, accrued expenses and other current liabilities	$10,689	$—	$814	$—	$—	$11,503	$—	$11,503
Liabilities related to assets held for sale	—	—	4,041	—	—	4,041	—	4,041
Other long-term liabilities	47	—	—	—	—	47	—	47
Non-current liabilities related to assets held for sale	—	—	16,786	—	—	16,786	—	16,786
Total liabilities	$10,736	$—	$21,641	$—	$—	$32,377	$—	$32,377

As of March 31, 2017 and December 31, 2016, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	March 31, 2017	December 31, 2016
Derivatives designated as hedges:
Interest rate swaps (USD)	425,744	433,874
Interest rate swaps (CAD)	163,668	84,713
Commodity contracts (MWhs)	16,610	16,988
Derivatives not designated as hedges:
Interest rate swaps (USD)	14,655	14,681
Interest rate swaps (GBP)	222,018	222,018
Foreign currency contracts (CAD)	21,875	25,075
Commodity contracts (MWhs)	1,275	1,407

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of March 31, 2017 as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedges for the three months ended March 31, 2017 and 2016 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended March 31,
(In thousands)		2017	2016
Interest rate swaps	Interest expense, net	$1,374	$540
Foreign currency contracts	Loss on foreign currency exchange, net	213	536
Commodity contracts	Operating revenues, net	(4,113)	(8,461)

Gains and losses recognized related to interest rate swaps and commodity contracts designated as cash flow hedges for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion) net of taxes[1]		Location of Amount Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2017	2016		2017	2016	2017	2016
Interest rate swaps	$(1,619)	$(32,193)	Interest expense, net	$2,861	$3,433	$(326)	$328
Commodity contracts	15,673	(772)	Operating revenues, net	(3,247)	(3,064)	(2,918)	2,188
Total	$14,054	$(32,965)		$(386)	$369	$(3,244)	$2,516
————

(1)
Net of taxes of $5.8 million attributed to commodity contracts during the three months ended March 31, 2017. There were no taxes attributed to interest rate swaps during the three months ended March 31, 2017, and there were no taxes attributed to derivatives designated as cash flow hedges during the three months ended March 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company had posted letters of credit in the amount of $15.0 million and $18.0 million, respectively, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of March 31, 2017 and December 31, 2016 related to the Company's derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the three months ended March 31, 2017 and 2016 related to the interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $4.8 million. The maximum term of outstanding interest rate swaps designated as hedges is 17 years.

As discussed in Note 6. Long-term debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for the three months ended March 31, 2017 and for the year ended December 31, 2016. As the Company's interest rate swap agreements contain cross-default provisions, $4.5 million and $4.8 million of related liabilities have been reclassified to current as of March 31, 2017 and December 31, 2016, respectively. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary. The Company does not currently expect any changes to the underlying cash flows as a result of these defaults and thus has determined that there is no impact to the swaps' qualification for hedge accounting and designation as cash flow hedges.

Commodity Contracts

The Company has long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in accumulated other comprehensive income and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Any ineffective portions of the derivatives’ change in fair value are recognized currently in earnings. The amounts deferred in other comprehensive income and reclassified into earnings during the three months ended March 31, 2017 and 2016 related to the commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $6.5 million. The maximum term of outstanding commodity contracts designated as hedges is 13 years.

Derivatives Not Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements that economically hedge the cash flows for non-recourse debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The changes in fair value are recorded in interest expense, net in the unaudited condensed consolidated statements of operations as these hedges are not accounted for under hedge accounting.

As discussed in Note 6. Long-term debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for the three months ended March 31, 2017 and for the year ended December 31, 2016. As the Company's interest rate swap agreements contain cross-default provisions, $0.5 million of related liabilities have been reclassified to current as of March 31, 2017 and December 31, 2016. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary.

As of March 31, 2017 and December 31, 2016, the Company reclassified $3.1 million and $4.0 million, respectively, of current derivative liabilities to liabilities related to assets held for sale and $18.3 million and $16.8 million, respectively, of non-current derivative liabilities to non-current liabilities related to assets held for sale. These pertain to interest rate swap agreements for the U.K. Portfolio that were previously designated as cash flow hedges. The Company discontinued hedge accounting for these interest rate swaps during the second quarter of 2016 and the changes in fair value are now recorded through earnings.

Foreign Currency Contracts

The Company has foreign currency contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in loss (gain) on foreign currency exchange, net in the unaudited condensed consolidated statements of operations.

Commodity Contracts

The Company has commodity contracts in order to economically hedge commodity price variability inherent in certain electricity sales arrangements. If the Company sells electricity to an independent system operator market and there is no PPA available, it may enter into a commodity contract to hedge all or a portion of their estimated revenue stream. These commodity contracts require periodic settlements in which the Company receives a fixed-price based on specified quantities of electricity and pays the counterparty a variable market price based on the same specified quantity of electricity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in operating revenues net, in the unaudited condensed consolidated statements of operations.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

(In thousands)	As of March 31, 2017				As of December 31, 2016
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,044	$—	$2,044	$—	$1,561	$—	$1,561
Commodity contracts	—	36,479	87,318	123,797	—	37,195	66,138	103,333
Foreign currency contracts	—	1,037	—	1,037	—	1,413	—	1,413
Total derivative assets	$—	$39,560	$87,318	$126,878	$—	$40,169	$66,138	$106,307
Liabilities
Interest rate swaps	$—	$32,197	$—	$32,197	$—	$32,377	$—	$32,377
Foreign currency contracts	—	—	—	—	—	—	—	—
Total derivative liabilities	$—	$32,197	$—	$32,197	$—	$32,377	$—	$32,377

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2017.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Beginning balance	$66,138	$63,154
Realized and unrealized gains (losses):
Included in other comprehensive income (loss)	18,262	(3,836)
Included in operating revenues, net	6,165	(2,188)
Settlements	(3,247)	—
Balance as of March 31	$87,318	$57,130

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 of the fair value hierarchy as of March 31, 2017 are as follows:

(In thousands, except range)	Fair Value as of March 31, 2017
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$87,318	$—	Discounted cash flow	Forward price (per MWh)	$13.6	-	$78.2
			Option model	Volatilities	3.1%	-	8.2%

The sensitivity of the Company's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of March 31, 2017 and December 31, 2016 is as follows:

	As of March 31, 2017		As of December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,016,410	$4,175,169	$3,950,914	$4,080,397

The fair value of the Company's long-term debt, except the senior notes was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective fiscal period. The fair value of the Senior Notes due 2023 and Senior Notes due 2025 were 103.88% and 107.00% of face value as of March 31, 2017, respectively, and 101.38% and 103.75% of face value as of December 31, 2016, respectively. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes as they are not callable at this time.

10. STOCKHOLDERS' EQUITY

As of March 31, 2017, the following shares of TerraForm Power were outstanding:

Share Class:	Shares Outstanding	Shareholder(s)
Class A common stock	92,247,740	*
Class B common stock	48,202,310	SunEdison
Total Shares	140,450,050
———

*
Class A common stockholders are comprised of public and private investors, executive officers, management and personnel who provide services to the Company. Shares of Class A common stock outstanding exclude 264,836 shares of common stock held in treasury. The total par value of Class A common stock reflected on the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of stockholders' equity as of March 31, 2017 includes the shares of stock held in treasury.

Merger Agreement and Settlement Agreement

As discussed in Note 1. Nature of Operations and Basis of Presentation, on March 6, 2017, TerraForm Power entered into the Merger Agreement with Orion Holdings and Merger Sub, which are both affiliates of Brookfield. Orion Holdings would own approximately 51% of the Class A shares of TerraForm Power following the consummation of the Merger, subject to certain conditions precedent. The Merger Agreement was approved unanimously by the members of the Board of TerraForm Power voting on the matter, following the unanimous recommendation of its Corporate Governance and Conflicts Committee. Completion of the transaction is expected to occur, subject to satisfaction of closing conditions, in the second half of 2017.

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

Dividends

TerraForm Power has not declared or paid a dividend since the quarterly dividend for the third quarter of 2015. As a result of the SunEdison Bankruptcy, the limitations on the Company's ability to access the capital markets for its corporate debt and equity securities and other risks that the Company faces as detailed in this report, the Company's management believed it was prudent to defer any decisions on paying dividends to its shareholders for the time being. Further, under the Merger Agreement, the Company is restricted from declaring or paying dividends prior to the consummation of the Merger, except for the Special Dividend as described above.

11. STOCK-BASED COMPENSATION

The Company has equity incentive plans that provide for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who also provide services to SunEdison, Inc. and TerraForm Global, Inc. The maximum contractual term of an award is ten years from the date of grant. As of March 31, 2017, an aggregate of 3,828,288 shares of Class A common stock were available for issuance under these plans. Upon exercise of stock options or the vesting of the RSUs, the Company will issue shares that have been previously authorized to be issued.

Historically, stock-based compensation costs related to equity awards in the Company's stock were allocated to the Company, SunEdison, Inc. and TerraForm Global, Inc. based on the relative percentage of time that the personnel and directors spent providing services to the respective companies. As of January 1, 2017, the Company hired certain former employees of SunEdison who provided dedicated services to the Company. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been awarded to the Company's employees was $1.5 million and $0.4 million during the three months ended March 31, 2017 and 2016, respectively, and is reflected in the unaudited condensed consolidated statements of operations within general and administrative expenses. The total amount of stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison, Inc. and TerraForm Global, Inc. was $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, and is recognized as a distribution to SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity with no impact to the Company's unaudited condensed consolidated statements of operations. Similarly, stock-based compensation costs related to equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. awarded to employees of the Company are allocated to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. that was allocated to the Company was $1.0 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, and is reflected in the unaudited condensed consolidated statements of operations within general and administrative expenses - affiliate and has been treated as an equity contribution from SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity.

Restricted Stock Awards

RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions. There were no unvested RSAs as of March 31, 2017.

The following table presents information regarding outstanding RSAs as of March 31, 2017 and changes during the period then ended:

	Number of RSAs Outstanding	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2017	366,195	$8.51
Converted	(366,195)	8.51
Balance as of March 31, 2017	—	$—	$—

No RSAs were granted during the three months ended March 31, 2017 or 2016. As of March 31, 2017, there was no unrecognized compensation cost in relation to outstanding RSAs.

Restricted Stock Units

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of March 31, 2017 and changes during the period then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance at January 1, 2017	1,622,953
Granted	185,980
Converted	(35,900)
Forfeited	(296,243)
Balance as of March 31, 2017	1,476,790	$18.3	1.0

As of March 31, 2017, $10.6 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 1.8 years. The weighted-average fair value of RSUs on the date of grant was $12.08 and $9.96 for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, the Company awarded 173,180 RSUs to certain employees and executive officers of TerraForm Global, Inc. and the Company. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant-date fair value of these awards was $2.1 million, which was calculated based on the Company's closing stock price on the date of grant, and will be recognized as compensation cost on a straight-line basis over the three year service period. On February 12, 2017, the Company awarded 12,800 RSUs to a non-employee director as compensation for services. Pursuant to the terms of the relevant RSU award agreement, these RSUs vested in full on May 25, 2017. The grant-date fair value of these awards was $0.1 million, which was calculated based on the Company's closing stock price on the date of grant, and was recognized as compensation cost by the Company on a straight-line basis through May 25, 2017.

Stock Options

As of March 31, 2017, there was no unrecognized compensation cost in relation to outstanding stock options.

Merger Agreement

As discussed in Note 1. Nature of Operations and Basis of Presentation, on March 6, 2017, TerraForm Power entered into the Merger Agreement with certain affiliates of Brookfield. Pursuant to the TerraForm Power 2014 Second Amended and Restated Long-Term Incentive Plan, if the Merger is consummated, it will result in a change of control and all unvested equity awards will vest, which would result in a significant stock-based compensation charge in such period.

12. LOSS PER SHARE

Loss per share is based upon the weighted average shares outstanding. Net loss attributable to Class A common stockholders is adjusted by the amount of deemed dividends related to the accretion of redeemable non-controlling interest and the amount of dividends paid on Class A shares and participating RSAs. Unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the loss per share computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.

Basic and diluted loss per share of the Company's Class A common stock for the three months ended March 31, 2017 and 2016 was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Basic and diluted loss per share[1]:
Net loss attributable to Class A common stockholders	$(31,769)	$(481)
Less: accretion of redeemable non-controlling interest	(2,226)	—
Less: dividends paid on Class A shares and participating RSAs	—	—
Undistributed loss attributable to Class A shares	$(33,995)	$(481)

Weighted average basic and diluted Class A shares outstanding	92,072	87,833

Distributed earnings per share	$—	$—
Undistributed loss per share	(0.37)	(0.01)
Basic and diluted loss per share	$(0.37)	$(0.01)
———

(1)
The computation for diluted loss per share of the Company's Class A common stock for the three months ended March 31, 2017 excludes 1,476,790 of unvested RSUs because the effect would have been anti-dilutive. The computation for diluted loss per share of the Company's Class A common stock for the three months ended March 31, 2016 excludes 546,633 of unvested RSAs and 2,941,323 of unvested RSUs because the effect would have been anti-dilutive.

13. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
SunEdison's non-controlling interest in Terra LLC	$645,982	$660,799
Non-controlling interests in renewable energy facilities	797,027	804,243
Total non-controlling interests	$1,443,009	$1,465,042

As of March 31, 2017, TerraForm Power owned 65.7% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 34.3% interest shown as a non-controlling interest.

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

The Company recorded a $2.2 million adjustment during the three months ended March 31, 2017 to the value of the Invenergy Wind redeemable non-controlling interest, reflecting the excess of the future redemption value over its carrying amount at the balance sheet date based on SEC guidance in ASC 480-10-S99-3A. The Company accretes the redemption value of the redeemable non-controlling interest over the redemption period using the straight-line method. Accretion adjustments to the carrying value of this redeemable non-controlling interest are recorded against additional paid-in capital. There were no similar adjustments recorded during the three months ended March 31, 2016.

The following table presents the activity of the redeemable non-controlling interests balance for the three months ended March 31, 2017:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Retained Earnings	Total
Balance as of December 31, 2016	$153,490	$26,877	$180,367
Distributions	(3,157)	—	(3,157)
Accretion of redeemable non-controlling interest	2,226	—	2,226
Net income	—	835	835
Balance as of March 31, 2017	$152,559	$27,712	$180,271

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of March 31, 2017, the Company had outstanding letters of credit under the Revolver of $66.6 million and outstanding project-level letters of credit of $148.2 million.

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

Commitments to Acquire Renewable Energy Facilities

As of March 31, 2017, the Company did not have any open commitments to acquire renewable energy facilities from third parties or SunEdison, other than as described with respect to the Invenergy Wind Option Agreements (as discussed and defined in Note 15. Related Parties).

Legal Proceedings

The Company is not a party to any material legal proceedings other than various administrative and regulatory proceedings arising in the ordinary course of the Company's business or as described below. While the Company cannot predict with certainty the ultimate resolution of such proceedings or other claims asserted against the Company, certain of the claims, if adversely concluded, could result in substantial damages or other relief.

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

Whistleblower Complaint By Francisco Perez Gundin

On May 18, 2016, the Company’s former Director and Chief Operating Officer, Francisco Perez Gundin (“Perez”), filed a complaint against the Company, TerraForm Global, Inc. and certain individuals, with the United States Department of Labor. The complaint alleges that the defendants engaged in a retaliatory termination of Mr. Perez's employment after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by constructively terminating his position as Chief Operating Officer of the Company in connection with SunEdison’s constructive termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company's Position Statement in response to the complaint was filed in October of 2016.

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

The Company has engaged in settlement discussions with respect to this proceeding and reserved for the estimated loss related to this complaint as of December 31, 2016, which was not considered material to the Company's consolidated results of operations. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Whistleblower Complaint By Carlos Domenech Zornoza

On May 10, 2016, the Company’s former Director and Chief Executive Officer, Carlos Domenech Zornoza (“Domenech”), filed a complaint against the Company, TerraForm Global, Inc. and certain individuals, with the United States Department of Labor. The complaint alleges that the defendants engaged in a retaliatory termination of Mr. Domenech’s employment on November 20, 2015 after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by terminating his position as Chief Executive Officer of the Company in connection with SunEdison’s termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company's Position Statement in response to the complaint was filed in October of 2016.

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

The Company has engaged in settlement discussions with respect to this proceeding and reserved for the estimated loss related to this complaint as of December 31, 2016, which was not considered material to the Company's consolidated results of operations. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Eastern Maine Electric Cooperative Litigation

On November 21, 2016, the Penobscot County Maine Superior Court entered judgment in the amount of $13.6 million against First Wind Holdings, LLC (“First Wind”), an indirect subsidiary of SunEdison, Inc., and several subsidiaries of the Company. The plaintiff filed judgment liens against the defendants which will stay outstanding through the appeals process. The action involved a claimed breach of contract arising out of a contract between First Wind and Eastern Maine Electric Cooperative, Inc. (“EMEC”), under which First Wind, on behalf of itself and its then wholly-owned subsidiaries, agreed to negotiate a definitive agreement to transfer to EMEC a portion of a transmission line. The transmission line is owned, in part, by one of the Company's subsidiaries, and is the sole means of transmitting power from the Rollins, Stetson I and Stetson II wind farms. The subsidiaries that own these wind farms and the transmission line were acquired by the Company as part of the

Company's acquisition of certain of the operating assets of First Wind Holdings. The Company believes all the defendants acted in good faith and the Company’s subsidiaries that are defendants in the action intend to continue to vigorously contest the allegations and have filed an appeal of the verdict with the Maine Supreme Judicial Court. The judgment was for money damages and, if upheld on appeal, would not be expected to result in a loss of the use of the transmission line by the Company's subsidiaries. The amount of the judgment has been accrued for since December of 2015.

Threatened Avoidance Actions

On November 7, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed a motion with the Bankruptcy Court seeking standing to assert against the Company, on behalf of SunEdison, avoidance claims arising from payments and other intercompany transactions between the Company and SunEdison dating back to the Company’s initial public offering and including drop-down transactions involving the sale of renewable energy facilities by SunEdison to the Company. The Company’s objection to the standing motion was filed on November 29, 2016. As described in Note 1. Nature of Operations and Basis of Presentation and Note 15. Related Parties, the Company and SunEdison have entered into the Settlement Agreement pursuant to which the Company and SunEdison will release these claims and substantially all other intercompany claims between the Company and SunEdison. The Settlement Agreement has been approved by the Bankruptcy Court but the effectiveness of the release of claims between the Company and SunEdison remains subject to the consummation of the Merger with affiliates of Brookfield or other transaction jointly supported by the Company and SunEdison or a Stand-Alone Conversion and certain other conditions.

A failure of the Settlement Agreement to become effective may result in litigation of the underlying claims. In that case, the Company would vigorously contest any relevant claims brought by SunEdison or any other party. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

15. RELATED PARTIES

SunEdison Bankruptcy

As described above, the SunEdison Debtors filed for bankruptcy on April 21, 2016. The Company is not a part of the SunEdison Bankruptcy and has no plans to file for bankruptcy itself. The Company does not rely on SunEdison for funding or liquidity and believes that the Company will have sufficient liquidity to support its ongoing operations, absent the potential negative impact of default conditions that could arise from failure to meet financial statement deadlines as described in Note 1. Nature of Operations and Basis of Presentation and Note 6. Long-term Debt. The Company believes its equity interests in its renewable energy facilities that are legally owned by the Company’s subsidiaries are not available to satisfy the claims of the creditors of the SunEdison Bankruptcy.

As discussed below, the Company and SunEdison are currently parties to multiple agreements, including the Management Services Agreement ("MSA"), project-level O&M and asset management agreements, engineering procurement and construction agreements and other support agreements, including module warranties with respect to SunEdison produced modules. Moreover, at the time of the Company's initial public offering ("IPO") on July 23, 2014, SunEdison and the Company entered into a complex contractual arrangement setting forth the terms and conditions of SunEdison's sponsorship of the Company, which included, among other things, the MSA, Interest Payment Agreement and Support Agreement. The Company believes that this sponsor arrangement comprises a single integrated transaction. The agreements comprising this sponsor arrangement are set forth in separate documents and discussed individually in this Form 10-Q.

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

Management Services Agreement

General and administrative expenses - affiliate represent costs incurred by SunEdison for services provided to the Company pursuant to the MSA. Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology and communications, but stopped providing (or reimbursing the Company for) other services pursuant to the MSA. Costs for services that SunEdison stopped providing or reimbursing the Company for are now included within general and administrative expenses in the unaudited condensed consolidated statements of operations.

General and administrative expenses - affiliate were $1.4 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively, as reported in the unaudited condensed consolidated statements of operations. There was no cash consideration paid to SunEdison for these services for the three months ended March 31, 2017 or 2016. The Company was contractually obligated to pay SunEdison $2.3 million for these services for the three months ended March 31, 2017. Since SunEdison stopped providing (or reimbursing the Company for) certain services covered under the MSA due to the SunEdison Bankruptcy, the Company was required to pay third party service providers and Company employees directly for these services. As the total amount paid by the Company for these services exceeded the contractual amount due to SunEdison, the Company did not pay SunEdison the $2.3 million base management fee. Since this fee was not paid to SunEdison as of March 31, 2017, it was recorded within Due to SunEdison, net on the unaudited condensed consolidated balance sheet and as a reduction to the net equity contribution from SunEdison. The general and administrative expenses - affiliate amount in excess of this accrued fee was treated as an equity contribution from SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity for the three months ended March 31, 2017.

Subject to the satisfaction of the conditions described above under Settlement with SunEdison, the MSA will be rejected as part of the Settlement Agreement entered into with SunEdison, and the Company will be deemed to have no liability, damages or claims arising out of the rejection of the MSA. In connection with the consummation of the transactions contemplated by the Merger Agreement discussed in Note 1. Nature of Operations and Basis of Presentation, including satisfaction of applicable conditions, the Company will enter into a master services agreement with Brookfield and certain affiliates of Brookfield (collectively, the "MSA Providers") pursuant to which the MSA Providers will provide certain management services to the Company commencing at the effective time of the Merger. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to the master services agreement, the Company will pay a base management fee on a quarterly basis that will be paid in arrears and calculated as follows:

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

O&M and Asset Management Services

O&M services, as well as asset management services, have historically been provided to the Company substantially by SunEdison pursuant to contractual agreements. The Company is in the process of transitioning away from SunEdison for these services, and these contracts are expected to be terminated or rejected no later than upon the effectiveness of the Settlement Agreement with SunEdison subject to the conditions described above under Settlement with SunEdison. As described below, the Company has entered into certain transition services agreements with SunEdison with respect to these services to facilitate this transition. Costs incurred for these services from SunEdison were $5.6 million and $6.8 million during the three months ended March 31, 2017 and 2016, respectively, and are reported as cost of operations - affiliate in the unaudited condensed consolidated statements of operations. $1.9 million of the amount for the first quarter of 2017 was incurred in connection with the transition services agreements described below.

Transition Services Agreements

In the first half of 2017, the Company entered into certain transition services agreements with SunEdison with respect to project-level operations and maintenance and asset management services provided by SunEdison. These transition services agreements allow the Company, among other things, to hire employees of SunEdison that are currently performing these project-level services for the Company. These transition services agreements also allow the Company to terminate project-level asset management and operations and maintenance services on 10 days advance notice. Under these agreements, the Company agreed to indemnify SunEdison for certain losses and liabilities to the extent SunEdison failed to perform services under existing services contracts as a result of the transition of SunEdison employees to the Company. SunEdison will also continue to provide certain project related services for a transitional period. The Company is also in the process of negotiating a corporate-level transition services agreement with SunEdison. The Company expects that under this agreement, SunEdison would agree to continue to provide certain corporate-level services, including tax and information technology support services through the end of October of 2017.

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

During the first quarter of 2017, the Company received $7.0 million from SunEdison in satisfaction of outstanding claims made under engineering, procurement and construction contracts, of which $4.8 million related to the Company's renewable energy facility located in Chile and compensated the relevant project company as the facility's performance during the warranty period was below that guaranteed by an affiliate of SunEdison under the applicable EPC contract. These receipts were treated as equity contributions from SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity for the three months ended March 31, 2017.

Amended Interest Payment Agreement

On January 28, 2015, Terra LLC and Terra Operating LLC entered into an amended and restated interest payment agreement (the “Amended Interest Payment Agreement”) with SunEdison. Pursuant to the Amended Interest Payment Agreement, SunEdison agreed to pay amounts equal to a portion of each scheduled interest payment of the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. Amounts were to be paid by SunEdison as follows: (1) in respect of the first scheduled interest payment, $16.0 million, less amounts already paid by SunEdison under the initial interest payment agreement entered into with SunEdison immediately prior to the completion of the Company's IPO, (2) in respect of each scheduled interest payment in 2016, $8.0 million, and (3) in respect of each scheduled interest payment in 2017, $8.0 million, provided that the maximum amount payable by SunEdison under the Amended Interest Payment Agreement (inclusive of amounts already paid under the initial interest payment agreement) would not exceed $48.0 million (plus any interest due on any payment not remitted when due). SunEdison is not be obligated to pay any amounts payable under the Senior Notes due 2023 in connection with an acceleration of the indebtedness thereunder. The Company received an $8.0 million equity contribution from SunEdison pursuant to the Amended Interest Payment Agreement during the three months ended March 31, 2016, which was accrued for as of the end of 2015. As of the first quarter of 2016, the Company had received a cumulative amount of $24.0 million under the Amended Interest Payment Agreement and initial interest payment agreement from SunEdison with $24.0 million of scheduled payments due in future periods. The Company has not received any payments from SunEdison pursuant to the Amended Interest Payment Agreement since the first quarter of 2016.

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

Support Agreement and Intercompany Agreement

The Company entered into a project support agreement with SunEdison (the "Support Agreement") on July 23, 2014, which provided the Company the option to purchase additional renewable energy facilities from SunEdison. The Support Agreement also provided the Company a right of first offer with respect to certain other renewable energy facilities. During the three months ended March 31, 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison under the Support Agreement. The Company paid SunEdison $39.0 million for the acquisition of these facilities, of which $9.7 million was paid in the first quarter of 2016 and $29.3 million was paid in the third quarter of 2016. The Company has not acquired any renewable energy facilities from SunEdison since the first quarter of 2016.

In connection with the Company's acquisition of certain operating renewable energy facilities from First Wind in January of 2015, the Company and SunEdison entered into an agreement (the "Intercompany Agreement") pursuant to which the Company was granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison. The Company has not acquired any renewable energy facilities from SunEdison under the Intercompany Agreement since the fourth quarter of 2015.

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

The Company believes it continues to maintain a call right over 0.5 GW (net) of operating wind power plants that are owned by a warehouse vehicle that was owned and arranged by SunEdison (the "AP Warehouse"). The Company believes SunEdison has sold its equity interest in the AP Warehouse to an unaffiliated third party.

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

Due to SunEdison, net

All amounts incurred by the Company and not paid as of the balance sheet date for asset management and O&M services received from SunEdison or for renewable energy facilities acquired from SunEdison are reported as a payable to SunEdison. Additionally, prior to the SunEdison Bankruptcy, certain of the Company's expenses were reimbursed by SunEdison pursuant to the MSA, and any of these expenses that were paid for by the Company and not reimbursed by SunEdison as of the balance sheet date were reported as a receivable from SunEdison. As of March 31, 2017 and December 31, 2016, the Company had a net payable to SunEdison of $16.9 million and $16.7 million, respectively, which is reported as Due to SunEdison, net in the unaudited condensed consolidated balance sheets. As a result of the SunEdison Bankruptcy, the Company recognized a $0.8 million loss within loss on receivables - affiliate in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016 related to recording a bad debt reserve for outstanding receivables from the SunEdison Debtors.

Incentive Distribution Rights

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Amended and Restated Operating Agreement of Terra LLC which granted SunEdison 100% of the IDRs of Terra LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. SunEdison has held 100% of the IDRs since the completion of the IPO. SunEdison has pledged the IDRs as collateral under its DIP financing and its first and second lien credit facilities and second lien secured notes. As of March 31, 2017 and December 31, 2016, there were no Class B1 units of Terra LLC outstanding. There were no payments for IDRs made by the Company during the three months ended March 31, 2017 and 2016.

As discussed in Note 1. Nature of Operations and Basis of Presentation, SunEdison agreed to deliver the outstanding IDRs held by SunEdison or certain of its affiliates to TerraForm Power or its designee and in connection therewith, concurrently with the execution and delivery of the Merger Agreement, TerraForm Power, Terra LLC, Brookfield IDR Holder and SunEdison and certain of its affiliates have entered into the IDR Transfer Agreement which provides that, subject to satisfaction of the conditions in the Merger Agreement, SunEdison affiliates will transfer all of the IDRs to Brookfield IDR Holder at the effective time of the Merger on the terms and conditions set forth in the IDR Transfer Agreement. At the closing of the Merger, the limited liability company agreement of Terra LLC will be amended and restated to, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC would be distributed on a quarterly basis as follows:

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

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of March 31, 2017, the Company did not have any open commitments to acquire renewable energy facilities from SunEdison, other than as discussed and defined directly below with respect to the Invenergy Wind Option Agreements.

In connection with the Company's acquisition of certain operating wind power plants from Invenergy Wind in December of 2015, Sun Edison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the acquired companies that are located in the U.S. (the "Invenergy Wind Interest"). Simultaneously, Terra LLC entered into a back to back option agreement with Sun Edison LLC on substantially identical terms (collectively the "Option Agreements"). The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. As part of the Settlement Agreement (which was approved by the Bankruptcy Court), with certain limited exceptions, all agreements, including the Option Agreement between Terra LLC and Sun Edison LLC, will be rejected as of the effectiveness of the settlement, which will occur upon the consummation of the Merger, subject to satisfaction of conditions precedent, or an alternative transaction that is jointly supported by the Company and SunEdison or a Stand-Alone Conversion. If the Option Agreement is rejected under the Settlement Agreement, the Company would not expect to be obligated to perform on its Option Agreement.

16. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments comprise the Company's entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three months ended March 31, 2017 and 2016 were earned by the

Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$66,001	$85,134	$—	$151,135
Depreciation, accretion and amortization expense	26,775	33,451	761	60,987
Other operating costs and expenses	13,908	25,161	39,011	78,080
Interest expense, net	19,581	20,899	27,832	68,312
Other non-operating (income) expenses, net	(42)	548	441	947
Income tax benefit[1]	—	—	(918)	(918)
Net income (loss)	$5,779	$5,075	$(67,127)	$(56,273)
Balance Sheet
Total assets[2]	$3,537,803	$3,620,311	$598,997	$7,757,111

	Three Months Ended March 31, 2016
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$71,148	$82,769	$—	$153,917
Depreciation, accretion and amortization expense	31,809	27,127	71	59,007
Other operating costs and expenses	18,569	21,928	21,908	62,405
Interest expense, net	18,430	21,051	29,513	68,994
Other non-operating expenses (income), net	1,249	206	(4,536)	(3,081)
Income tax expense[1]	—	—	97	97
Net income (loss)	$1,091	$12,457	$(47,053)	$(33,505)
Balance Sheet
Total assets[2]	$3,595,387	$3,609,471	$501,007	$7,705,865
———

(1)	Income tax (benefit) expense is not allocated to the Company's Solar and Wind segments.

(2)	Represents total assets as of March 31, 2017 and December 31, 2016, respectively.

17. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2017:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(22,133)	$45,045	$22,912
Net unrealized gain arising during the period	2,680	14,054	16,734
Reclassification of net realized loss (gain) into earnings:
Interest expense, net	—	2,861	2,861
Operating revenues, net	—	(3,247)	(3,247)
Other comprehensive income	2,680	13,668	16,348
Accumulated other comprehensive (loss) income	(19,453)	58,713	39,260
Less: Other comprehensive income attributable to non-controlling interests	918	5,972	6,890
Balance as of March 31, 2017	$(20,371)	$52,741	$32,370

The following tables present each component of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized gain arising during the period	$2,680	$—	$2,680	$6,573	$—	$6,573
Hedging activities:
Net unrealized gain (loss) arising during the period	19,890	(5,836)	14,054	(32,965)	—	(32,965)
Reclassification of net realized (gain) loss into earnings	(386)	—	(386)	369	—	369
Net change	19,504	(5,836)	13,668	(32,596)	—	(32,596)
Other comprehensive income (loss)	$22,184	$(5,836)	16,348	$(26,023)	$—	(26,023)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax			6,890			(9,309)
Other comprehensive income (loss) attributable to Class A common stockholders			$9,458			$(16,714)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

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

TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC, or "Terra LLC." TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC.

Recent Developments

Information regarding recent developments appears in Item 1. Business - Recent Developments in the Company's Annual report on Form 10-K for the year ended December 31, 2016, which was filed on July 21, 2017, and is incorporated herein by reference. Recent developments that have occurred subsequent to July 21, 2017 are discussed below.

Revolver Payment and Amendment

On July 25, 2017, we repaid $150.0 million of indebtedness related to our corporate-level revolving credit facility (the "Revolver"), a portion of which was paid using proceeds we received from the sale of substantially all of our portfolio of solar power plants located in the United Kingdom (24 operating projects representing 365.0 MW, the "U.K. Portfolio") on May 11, 2017 as discussed in Note 2. Assets Held for Sale to our unaudited condensed consolidated financial statements. There was no reduction in revolving commitments and borrowing capacity as a result of this repayment. After giving effect to this payment, there were $347.0 million of revolving loans outstanding under the Revolver as of such date with no change to the total borrowing capacity of $570.0 million.

In addition, on August 10, 2017, we entered into a twelfth amendment to the terms of the Revolver which further extended the due dates for delivery to the Administrative Agent and other parties to the Revolver for our financial statements and accompanying information with respect to the first quarter of 2017 to August 30, 2017, the second quarter of 2017 to September 30, 2017 and the third quarter of 2017 to December 15, 2017. The Administrative Agent and requisite lenders also waived all defaults or events of default existing as of or prior to the effective date of the twelfth amendment, and the consequences thereof, in connection with a failure to comply with the covenants requiring the delivery of the financial statements and accompanying information with respect to the first quarter of 2017. The Company filed this Form 10-Q for the first quarter of 2017 prior to August 30, 2017, and consequently no event of default occurred under the Revolver with respect to this Form 10-Q.

Per the terms of the twelfth amendment, we agreed to permanently reduce the revolving commitments under the Revolver by $50.0 million. After giving effect to this reduction in revolving commitments, the total borrowing capacity under the Revolver was $520.0 million as of such date. There was no additional payment of principal on the Revolver made in connection with this commitment reduction.

Senior Notes Consent Solicitation

In connection with our entry on March 6, 2017 into a definitive merger and sponsorship transaction agreement (the "Merger Agreement") with Orion US Holdings 1 L.P. ("Orion Holdings") and BRE TERP Holdings Inc. ("Merger Sub"), which are affiliates of Brookfield Asset Management, Inc. (“Brookfield”), and agreements to enter into a suite of support and sponsorship arrangements (the "Sponsorship Transaction") with Brookfield and certain of its affiliates, on August 11, 2017, TerraForm Power Operating, LLC ("Terra Operating LLC") announced the successful completion of a solicitation of consents from holders of record as of 5:00 p.m., New York City time, on August 1, 2017 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain a waiver of the requirement to make an offer to repurchase the respective Senior Notes upon the occurrence of a change of control (as defined in the indenture dated as of January 28, 2015 (as supplemented, the “2023 Indenture”) with respect to the Senior Notes due 2023 and the indenture dated as of July 17, 2015 (as supplemented, the "2025 Indenture") with respect to the Senior Notes due 2025) that would result from the closing of the merger of Merger Sub with and into the Company (the "Merger"), in each case among Terra Operating LLC, as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee. Terra Operating LLC received validly delivered and unrevoked consents from the holders of a majority of the aggregate principal amount of each series of the Senior Notes outstanding as of the record date and paid a consent fee to each consenting holder of $1.25 per $1,000 principal amount of such series of the Senior Notes for which such holder delivered its consent.

In addition to the change of control waiver, Terra Operating LLC also received consents to effect on the closing date of the Merger certain amendments to the 2023 Indenture and the 2025 Indenture. The amendments would amend the definition of "Permitted Holder" under the respective indentures (which is referred to in the definition of change of control) to replace the references to "the Sponsor" therein with "Brookfield Asset Management, Inc. (or its successors and assigns)." Subject to the closing of the Merger, Terra Operating LLC will be obligated to effectuate the amendments and pay a success fee of $1.25 per $1,000 principal amount of each series of the Senior Notes for which such consenting holder delivered its consent. Terra Operating LLC will be under no obligation to effectuate the amendments or pay the success fee if the Merger is not consummated for any reason.

Delayed Filing of Second Quarter 2017 Form 10-Q

Due mainly to the failure of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company and TerraForm Global, Inc. and its subsidiaries, "SunEdison") to provide adequate project-level accounting services to us subsequent to the bankruptcy filing of SunEdison, Inc. and certain of its domestic and international subsidiaries (the "SunEdison Debtors") on April 21, 2016 and the time and resources required to complete our delayed SEC periodic reports, including our Form 10-K for the year ended December 31, 2015, our Forms 10-Q for the first, second and third quarters of 2016, our Form 10-K for the year ended December 31, 2016 and this Form 10-Q for the first quarter of 2017, we have experienced delays in our ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in our Form 10-Q for the second quarter of 2017 and were not able to file our report by the SEC filing deadline on August 9, 2017. On August 9, 2017, we filed a Form 12b-25 Notification of Late Filing with the SEC with respect to our Form 10-Q for the second quarter of 2017. We continue to work to complete, as soon as practicable, all steps and tasks necessary to finalize our financial statements and other disclosures required to be included in our periodic filings with the SEC. There can be no assurance that our future periodic reports will not be delayed for similar reasons. Continued delays in the filing of our periodic reports with the SEC could have a material adverse effect on the Company. See "Continued delays in the filing of our reports with the SEC, as well as further delays in the preparation of audited financial statements at the project level, could have a material adverse effect," in Item 1A. Risk Factors in our Annual report on Form 10-K for the year ended December 31, 2016, which was filed on July 21, 2017, and is incorporated herein by reference, for additional information, including certain of the risks associated with these delays.

Notification Letter from NASDAQ

On August 10, 2017, we received a notification letter from a Senior Director of NASDAQ Listing Qualifications stating that because we had not yet filed our Form 10-Q for the second quarter of 2017, this served as an additional basis for delisting the Company’s securities from the NASDAQ Global Select Market under NASDAQ Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the Securities and Exchange Commission (the “SEC”). As previously disclosed, on June 29, 2017, a NASDAQ Hearings Panel granted the Company further extensions to regain compliance with NASDAQ’s continued listing requirements. Under these extensions, the Company’s Class A common stock will remain listed on the NASDAQ Global Select Market, subject to the requirement that the Company’s Form 10-K for the year ended December 31, 2016 be filed with the SEC by July 24, 2017, its annual meeting of stockholders be held by August 24, 2017, its Form 10-Q for the first quarter of 2017 be filed with the SEC by August 30, 2017 and its Form 10-Q for the second quarter of 2017 be filed with the SEC by September 30, 2017. The Company filed its Form 10-K for the year ended December 31, 2016 on July 21, 2017, held its annual meeting of stockholders on August 10, 2017 (as discussed in more detail below) and filed this Form 10-Q for the first quarter of 2017 prior to August 30, 2017.

Departure of Chief Operating Officer and Interim Chief Accounting Officer

On August 9, 2017, Mr. Thomas Studebaker resigned as Chief Operating Officer of the Company and Mr. David Rawden resigned as Interim Chief Accounting Officer of the Company. Messrs. Studebaker and Rawden had been appointed as officers of the Company, effective July 7, 2016, as part of the Company’s engagement of AP Services, LLC, a subsidiary of AlixPartners, LLP, for certain consulting services. Their resignations were in connection with the Company’s winding down of its engagement of AP Services, LLC and were not the result, in whole or in part, of any disagreement between Messrs. Studebaker or Rawden and the Company.

2017 Annual Meeting

The Company held its annual meeting of stockholders on August 10, 2017, which was prior to the August 24, 2017 extended deadline granted to us by the NASDAQ Hearings Panel as described above. Pursuant to the matters voted upon at the meeting and the voting results with respect to each matter, (i) each of Ms. Kerri L. Fox and Messrs. Peter Blackmore, Christopher Compton, Hanif "Wally" Dahya, Christian S. Fong, Edward "Ned" Hall, David Pauker, Marc S. Rosenberg and John F. Stark was elected to serve as a director of the Company's Board of Directors for a one-year term or until his or her successor is duly elected or qualified and (ii) the selection of KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2017 was ratified. The Company’s stockholders also approved, on a non-binding advisory basis, the compensation of the Company’s named executive officers and recommended, by non-binding advisory vote, that future advisory votes on the compensation of the Company’s named executive officers be held every one year.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2016 through June 30, 2017:

		Net Nameplate Capacity (MW)[1]		Weighted Average Remaining Duration of PPA (Years)[2]
	Facility Type		Number of Sites
Description
Total Portfolio as of December 31, 2016		2,983.1	2,503	15
Sale of U.K. Utility Solar Portfolio	Solar	(208.4)	(14)	(13)
Sale of Fairwinds & Crundale	Solar	(55.9)	(2)	(12)
Sale of Stonehenge Q1	Solar	(41.2)	(3)	(12)
Sale of Stonehenge Operating	Solar	(23.6)	(3)	(11)
Sale of Says Court	Solar	(19.8)	(1)	(12)
Sale of Crucis Farm	Solar	(16.1)	(1)	(12)
Sale of Resi 2015 Portfolio 1	Solar	(8.9)	(1,246)	(18)
Sale within Resi 2014 Portfolio 1	Solar	(2.5)	(666)	(15)
Total Portfolio as of June 30, 2017		2,606.7	567	14
——————

(1)	Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the
Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Calculated as of December 31, 2016 and June 30, 2017, respectively.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, Chile and the United Kingdom with a combined nameplate capacity of 2,606.7 MW as of June 30, 2017. These renewable energy facilities generally have long-term power purchase agreements ("PPAs") with creditworthy counterparties. Our PPAs have a weighted average (based on MW) remaining life of 14 years as of June 30, 2017.

The following table lists the renewable energy facilities that comprise our portfolio as of June 30, 2017:

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]	Counterparty Credit Rating[3]
Solar Distributed Generation:
CD DG Portfolio	U.S.	77.8	77.8	42	16	A- / A1
DG 2015 Portfolio 2	U.S.	48.1	48.1	30	19	AA- / Aa2
U.S. Projects 2014	U.S.	45.4	45.4	41	17	AA- / A1
DG 2014 Portfolio 1	U.S.	44.0	44.0	46	18	AA- / Aa2
TEG	U.S.	33.8	32.0	56	13	AA- / Aa2
HES	U.S.	25.2	25.2	67	12	AA / Aa2
MA Solar	U.S.	21.1	21.1	4	24	AA / Aaa
Summit Solar Projects	U.S.	19.6	19.6	50	10	AA+ / Aa1
U.S. Projects 2009-2013	U.S.	15.2	15.2	73	13	A / A1
SUNE XVIII	U.S.	16.1	16.1	21	19	AAA / Aaa
California Public Institutions	U.S.	13.5	7.0	5	17	AA- / Aa3
Enfinity	U.S.	13.2	13.2	15	15	A- / A2
MA Operating	U.S.	12.2	12.2	4	16	AA+ / Aa2
Duke Operating	U.S.	10.0	10.0	3	13	A- / A1
SunE Solar Fund X	U.S.	8.8	8.8	12	14	AA+ / Aa1
Summit Solar Projects	Canada	3.8	3.8	7	15	NR / Aa2
MPI	Canada	4.7	4.7	13	17	NR / Aa2
Resi 2014 Portfolio 1	U.S.	0.3	0.3	34	14	NR / NR
Total Solar Distributed Generation		412.8	404.5	523	16	AA- / Aa3

Solar Utility:
Mt. Signal	U.S.	265.8	265.8	1	22	A+ / Aa2
Regulus Solar	U.S.	81.6	81.6	1	17	BBB+ / A3
Blackhawk Solar Portfolio	U.S.	72.8	72.8	10	20	AA+ / Aa2
North Carolina Portfolio	U.S.	26.4	26.4	4	12	A / Aa2
Atwell Island	U.S.	23.5	23.5	1	21	A- / A2
Nellis	U.S.	14.0	14.0	1	10	NR / NR
Alamosa	U.S.	8.2	8.2	1	10	A- / A3
CalRENEW-1	U.S.	6.3	6.3	1	13	A- / A2
Northern Lights	Canada	25.4	25.4	2	16	NR / Aa2
Marsh Hill	Canada	18.5	18.5	1	18	NR / Aa2
SunE Perpetual Lindsay	Canada	15.5	15.5	1	17	NR / Aa2
Norrington	U.K.	11.1	11.1	1	12	A- / Baa1
CAP	Chile	101.6	101.6	1	17	BB+ / NR
Total Solar Utility		670.7	670.7	26	19	A / Aa3

Facility Category / Portfolio	Location	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]	Counterparty Credit Rating[3]
Wind Utility:
South Plains I	U.S.	200.0	200.0	1	11	BBB+ / A3
California Ridge	U.S.	217.1	195.6	1	15	AA+ / Aaa
Bishop Hill	U.S.	211.4	190.5	1	15	AA+ / Aaa
Rattlesnake	U.S.	207.2	186.7	1	11	BBB+ / Baa1
Prairie Breeze	U.S.	200.6	180.7	1	22	AA / Aa2
Cohocton	U.S.	125.0	125.0	1	3	BBB+ / Baa1
Stetson I & II	U.S.	82.5	82.5	2	3	BBB / Baa2
Rollins	U.S.	60.0	60.0	1	14	A- / A2
Mars Hill	U.S.	42.0	42.0	1	3	A+ / Aa2
Sheffield	U.S.	40.0	40.0	1	11	A+ / NR
Bull Hill	U.S.	34.5	34.5	1	10	A / A2
Kaheawa Wind Power I	U.S.	30.0	30.0	1	9	BBB- / NR
Kahuku	U.S.	30.0	30.0	1	14	BBB- / Baa2
Kaheawa Wind Power II	U.S.	21.0	21.0	1	15	BBB- / NR
Steel Winds I & II	U.S.	35.0	35.0	2	3	BBB+ / A3
Raleigh	Canada	78.0	78.0	1	14	NR / Aa2
Total Wind Utility		1,614.3	1,531.5	18	12	A / A1

Total Renewable Energy Facilities		2,697.8	2,606.7	567	14	A / Aa3
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

(3)
Represents counterparty credit rating issued by S&P and/or Moody's as of August 18, 2017. The percentage of counterparties based on MW that are rated by S&P and/or Moody's for our utility-scale Blackhawk Solar Portfolio, which has multiple counterparties, is 42%. The percentage of counterparties based on MW that are rated by S&P and/or Moody's for our distributed generation portfolios with multiple counterparties is as follows:

•	CD DG Portfolio: 99%

•	DG 2014 Portfolio 1: 81%

•	DG 2015 Portfolio 2: 85%

•	Enfinity: 96%

•	HES: 78%

•	TEG: 84%

•	MA Solar: 72%

•	Summit Solar Projects (U.S.): 78%

•	SunE Solar Fund X: 78%

•	SUNE XVIII: 53%

•	U.S. Projects 2009-2013: 76%

•	U.S. Projects 2014: 94%

Call Right Projects

We entered into a project support agreement with SunEdison in connection with our initial public offering (the "Support Agreement"), which required SunEdison to offer us additional qualifying projects from its development pipeline that represented at least $175.0 million of cash available for distribution. In addition, in connection with our acquisition of certain operating renewable energy facilities from First Wind in January of 2015, we entered into an agreement with SunEdison (the "Intercompany Agreement") pursuant to which we were granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison.

Subject to the satisfaction of the conditions to the effectiveness of the settlement agreement that we entered into with SunEdison on March 6, 2017 (the "Settlement Agreement"), the Support Agreement and Intercompany Agreement will be rejected as part of the Settlement Agreement without further liability, claims or damages on the part of the Company. At the closing of the Merger, however, we expect to enter into a relationship agreement with Brookfield pursuant to which Brookfield and its affiliates will provide the Company with a right of first offer on certain operating wind and solar assets that are owned by Brookfield and its affiliates and are located in North America and certain other Western European nations.

We believe we continue to maintain a call right over 0.5 GW (net) of interests in operating wind power plants that are owned by a warehouse vehicle that was owned and arranged by SunEdison (the "AP Warehouse"). We believe SunEdison has sold its equity interest in the AP Warehouse to an unaffiliated third party.

Key Metrics

Operating Metrics

Net nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in net nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Net nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure net nameplate capacity for solar generation facilities in MW (DC) and for wind power plants in MW (AC). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined net nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our net nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate net nameplate capacity of 2,980.6 MW as of March 31, 2017.

Gigawatt hours sold

Gigawatt hours sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track gigawatt hours sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities for the three months ended March 31, 2017 and 2016 were 406.2 GWh and 469.7 GWh, respectively. Our GWh sold for wind power plants for the three months ended March 31, 2017 and 2016 were 1,625.8 GWh and 1,602.3 GWh, respectively.

Consolidated Results of Operations

The amounts shown in the table below represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest. The results of the Company include the operating results of Terra LLC for the three months ended March 31, 2017 and 2016 and $1.5 million and $0.4 million of stock-based compensation expense, respectively, which is reflected in the operating results of TerraForm Power. The following table illustrates the unaudited condensed consolidated results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Operating revenues, net	$151,135	$153,917
Operating costs and expenses:
Cost of operations	34,338	30,196
Cost of operations - affiliate	5,598	6,846
General and administrative expenses	36,725	17,183
General and administrative expenses - affiliate	1,419	5,437
Acquisition and related costs	—	2,743
Depreciation, accretion and amortization expense	60,987	59,007
Total operating costs and expenses	139,067	121,412
Operating income	12,068	32,505
Other expenses (income):
Interest expense, net	68,312	68,994
Loss (gain) on foreign currency exchange, net	587	(4,493)
Loss on receivables - affiliate	—	845
Other expenses, net	360	567
Total other expenses, net	69,259	65,913
Loss before income tax (benefit) expense	(57,191)	(33,408)
Income tax (benefit) expense	(918)	97
Net loss	(56,273)	(33,505)
Less: Net income attributable to redeemable non-controlling interests	835	2,545
Less: Net loss attributable to non-controlling interests	(25,339)	(35,569)
Net loss attributable to Class A common stockholders	$(31,769)	$(481)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating revenues, net for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(In thousands, other than MW data)	2017	2016	Change
Energy:
Solar	$42,311	$47,772	$(5,461)
Wind	76,955	73,419	3,536
Incentives including affiliates:
Solar	23,690	23,376	314
Wind	8,179	9,350	(1,171)
Total operating revenues, net	$151,135	$153,917	$(2,782)

GWh sold:
Solar	406.2	469.7
Wind	1,625.8	1,602.3
Total GWh sold	2,032.0	2,072.0

Net nameplate capacity (MW):
Solar	1,449.1	1,445.0
Wind	1,531.5	1,531.5
Total net nameplate capacity (MW)	2,980.6	2,976.5

Energy revenues decreased by $1.9 million during the three months ended March 31, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Lower Distributed Generation solar resource	$(1,301)	$—	$(1,301)
Lower Utility solar resource	(1,722)	—	(1,722)
Lower availability of our solar fleet due primarily to temporary operating issues	(1,454)	—	(1,454)
Higher Utility wind resource	—	2,085	2,085
Challenged market conditions in Texas	—	(2,019)	(2,019)
Unrealized gain on commodity contract derivatives	—	1,879	1,879
Impact of changes in foreign currency exchange rates	(1,032)	916	(116)
Amortization of favorable and unfavorable rate revenue contracts, net	542	134	676
Other	(494)	541	47
	$(5,461)	$3,536	$(1,925)

Incentive revenue decreased by $0.9 million during the three months ended March 31, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Acquisitions of renewable energy systems from SunEdison during 2015 and the first quarter of 2016	$1,965	$—	$1,965
Lower distributed generation solar resource	(1,283)	—	(1,283)
Lower revenue in the U.K. due to weakening of the GBP partially offset by growth	(1,338)	—	(1,338)
Increase in deferred revenue recognition related to the upfront sale of investment tax credits to non-controlling interest members	1,292	—	1,292
Timing of contracting incentives and pricing	(322)	(1,171)	(1,493)
	$314	$(1,171)	$(857)

Costs of Operations

Costs of operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Cost of operations:
Solar	$10,353	$9,657	$696
Wind	23,985	20,539	3,446
Cost of operations - affiliate:
Solar	3,811	5,815	(2,004)
Wind	1,787	1,031	756
Total cost of operations	$39,936	$37,042	$2,894

Cost of operations increased $4.1 million during the three months ended March 31, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Higher spare parts inventory costs resulting from repairs and maintenance completed during the period	$—	$1,837	$1,837
Loss on disposals of property and equipment resulting from planned replacement of major components at certain of our wind power plants	—	1,439	1,439
Increase in cost of operations as a result of transitioning away from SunEdison for O&M and asset management services	696	170	866
	$696	$3,446	$4,142

Cost of operations - affiliate decreased $1.2 million during the three months ended March 31, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Decrease in cost of operations - affiliate due to transitioning away from SunEdison for O&M and asset management services for certain of our renewable energy facilities	$(3,024)	$(111)	$(3,135)
Additional costs incurred in connection with transition services agreements entered into with SunEdison in the first quarter of 2017	1,020	867	1,887
	$(2,004)	$756	$(1,248)

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
General and administrative expenses:
Solar	$794	$3,018	$(2,224)
Wind	197	357	(160)
Corporate	35,734	13,808	21,926
General and administrative expenses - affiliate:
Corporate	1,419	5,437	(4,018)
Total general and administrative expenses	$38,144	$22,620	$15,524

General and administrative expenses increased by $19.5 million compared to the three months ended March 31, 2016, and general and administrative expenses - affiliate decreased by $4.0 million compared to the three months ended March 31, 2016 due to:

(In thousands)	General and administrative expenses	General and administrative expenses - affiliate
Higher professional fees for legal, accounting, and advisory services resulting from transition to standalone operations, the Merger and obtaining waivers for non-recourse debt defaults	$12,209	$—
Increase in salaries and benefits costs due to directly hiring former employees of SunEdison who provided dedicated services to the Company	7,895	—
Decrease in bad debt expense resulting from a reduction of the reserve	(1,643)	—
Increase in stock-based compensation expense due to new awards combined with the impact of higher forfeitures in the same period in the prior year	1,081	405
Decrease in the management and administrative services provided by SunEdison subsequent to the Bankruptcy	—	(4,423)
Total change	$19,542	$(4,018)

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

Pursuant to the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan and individual employee incentive grant agreements, if the Company's strategic initiatives result in a change in control, or if the SunEdison Bankruptcy results in a liquidation event for SunEdison, all outstanding equity awards will vest, which would result in a significant charge for stock-based compensation expense in such period. As of March 31, 2017, the Company had $10.6 million of unrecognized compensation expense related to outstanding equity awards.

Acquisition and Related Costs

There were no acquisition and related costs, including amounts related to affiliates, during the three months ended March 31, 2017, compared to $2.7 million during the same period in 2016. The 2016 fees primarily consisted of investment banking advisory fees and professional fees for legal and accounting services related to our consummated acquisitions.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $2.0 million during the three months ended March 31, 2017, compared to the same period in 2016. This increase was primarily the result of a change in the estimated useful lives of major components of our wind power plants, which was effective October 1, 2016, and the impact of capital additions placed in service subsequent to the first quarter of 2016. These increases were partially offset by a reduction in depreciation, accretion and amortization expense related to the classification of our U.K. Portfolio assets as held for sale as discussed in Note 2. Assets Held for Sale to our unaudited condensed consolidated financial statements.

Interest Expense, Net

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Corporate-level	$27,832	$29,513	$(1,681)
Non-recourse:
Solar	19,581	18,430	1,151
Wind	20,899	21,051	(152)
Total interest expense, net	$68,312	$68,994	$(682)

Interest expense, net decreased by $0.7 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a decrease in the outstanding principal balance and interest rate under the Revolver. The impact of lower interest expense under the Revolver was partially offset by higher interest expense resulting from increased project-level indebtedness primarily due to new non-recourse loan financing secured by approximately 40 MW(ac) of utility-scale solar power plants located in Canada as discussed in Note 6. Long-term Debt to our unaudited condensed consolidated financial statements.

Loss (Gain) on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $0.6 million for the three months ended March 31, 2017, driven by a $0.4 million unrealized loss on the remeasurement of intercompany loans, which are primarily denominated in British pounds, and $0.2 million of realized and unrealized net losses on foreign currency derivatives.

Other Expenses, net

Other expenses, net was $0.4 million for the three months ended March 31, 2017 as compared to other expenses, net of $0.6 million during the same period in 2016. The change and amounts are considered inconsequential.

Income Tax (Benefit) Expense

Income tax benefit was $0.9 million for the three months ended March 31, 2017, compared to tax expense of $0.1 million during the same period in 2016. For the three months ended March 31, 2017, and the three months ended March 31, 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of state taxes. As of March 31, 2017, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests including redeemable non-controlling interests, was $24.5 million for the three months ended March 31, 2017. This was the result of a $15.8 million loss attributable to SunEdison's interest in Terra LLC's net loss during the three months ended March 31, 2017 and a $8.7 million loss attributable to project-level tax equity partnerships. Net loss attributable to non-controlling interests was $33.0 million for the three months ended March 31, 2016 resulting from a $33.0 million loss attributable to project-level tax equity partnerships during the three months ended March 31, 2016. An inconsequential loss was attributable to SunEdison's interest in Terra LLC's net loss during the three months ended March 31, 2016.

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

Liquidity Position

Total corporate liquidity, or liquidity available for corporate use, as of March 31, 2017 and December 31, 2016 was $614.5 million and $511.9 million, respectively. Corporate liquidity excludes $68.8 million and $57.6 million, respectively, of unrestricted cash held at our project subsidiaries, which was available for project expenses but not available for corporate use.

Total liquidity as of March 31, 2017 and December 31, 2016 was $683.2 million and $569.5 million, respectively, and was comprised of the following:

(In thousands)	March 31, 2017	December 31, 2016
Unrestricted corporate cash	$577,726	$478,357
Project-level distributable cash	30,290	29,383
Revolver availability	6,446	4,133
Total corporate liquidity	614,462	511,873
Other project-level unrestricted cash	68,752	57,593
Total liquidity	$683,214	$569,466

In conjunction with a consent agreement that we entered into in September of 2016 with the Administrative Agent and other parties to the Revolver and as a result of our election in February of 2017 to increase the principal amount of the credit facility described in the "Canada project-level financing" section of Note 6. Long-term Debt to our unaudited condensed consolidated financial statements, we repaid $5.0 million of Revolver indebtedness on March 6, 2017 and permanently reduced the revolving commitments and borrowing capacity by such amount. After giving effect to this transaction, the total borrowing capacity under the Revolver was $620.0 million as of March 31, 2017. Subsequent to March 31, 2017, in conjunction with entering into the eleventh amendment to the terms of the Revolver, we further repaid $50.0 million of revolving loans outstanding under the Revolver on May 3, 2017 and permanently reduced the revolving commitments and borrowing capacity to $570.0 million. As discussed in Recent Developments above, on July 25, 2017, we repaid an additional $150.0 million of Revolver indebtedness, a portion of which was paid using proceeds we received from the sale of the U.K. Portfolio. There was no reduction in revolving commitments and borrowing capacity as a result of this repayment. On August 10, 2017, the Company entered into a twelfth amendment to the terms of the Revolver, under which we agreed to permanently reduce the commitments under the Revolver by $50.0 million. After giving effect to this reduction in revolving commitments, the total borrowing capacity under the Revolver was $520.0 million as of such date.

During 2016, we experienced defaults under most of our non-recourse financing agreements as a result of the SunEdison Bankruptcy and delays in the delivery of 2015 audited financial statements for certain project-level subsidiaries, which caused $67.1 million of cash held at project subsidiaries to be trapped from future distribution as of December 31, 2016. During the first quarter of 2017, the Company cured or obtained waivers or temporary forbearances with respect to certain of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate. As a result, a substantial portion of this trapped cash was made available for potential distribution during the quarter and trapped cash was reduced to $21.4 million as of March 31, 2017, which is presented as current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date. Subsequent to the first quarter, the Company experienced additional defaults under most of the same non-recourse financing agreements as a result of the failure to timely complete Company or project-level audits. The Company filed its Form 10-K for the year ended December 31, 2016 on July 21, 2017 and is working to complete the remaining project-level audits and seeking to obtain waivers of such default. If the remaining defaults are not cured or waived, this will further restrict the ability of the relevant project-level subsidiaries to make distributions to us, which may affect our ability to meet certain covenants related to our Revolver and have a material adverse effect on our liquidity position.

In June of 2017, we agreed to make a $100.0 million prepayment in connection with obtaining a waiver for one of our non-recourse portfolio financing arrangements ("the Midco Portfolio Term Loan"), which is secured by indirect interests in approximately 1,104.3 MW of our renewable energy facilities, consisting of our wind power plants acquired from Invenergy Wind Global LLC and certain other assets. The waiver was obtained to (i) extend the 2016 audited project financial statement deadline under the loan agreement and (ii) waive the change of control default that would arise under the loan agreement as a result of the closing of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds the Company received from the sale of the U.K. Portfolio as discussed below in "Sources of Liquidity."

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

Management can also optimize its portfolio and capital structure by exiting certain markets or selling certain assets if we believe the opportunity would improve stockholder value. As discussed in Note 2. Assets Held for Sale to our unaudited condensed consolidated financial statements, the sale of the U.K. Portfolio closed on May 11, 2017, which provided $211 million of additional liquidity to us. We also received a combined total of $7.1 million in the second and third quarter of 2017 from the sale of substantially all of our portfolio of residential rooftop solar assets.

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

Funding Acquisitions

Commitments to Acquire Renewable Energy Facilities

We currently do not have any open commitments to acquire renewable energy facilities from third parties or SunEdison other than as described with respect to the Invenergy Wind Option Agreements (see Note 15. Related Parties to our unaudited condensed consolidated financial statements).

Debt Service Obligations

As discussed above, as a result of the SunEdison Bankruptcy and delays in delivery of 2015 audited financial statements for the Company and/or certain project-level subsidiaries, the Company experienced defaults under most of its non-recourse financing agreements in 2016. During the course of 2016 and to date in 2017, the Company cured or obtained waivers or temporary forbearances with respect to most of these defaults and has transitioned, or is working to transition, the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate; however, certain of these defaults persist. Moreover, the Company has experienced additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company and/or project-level audits. The Company filed its Form 10-K for the year ended December 31, 2016 on July 21, 2017 and is working to complete the remaining project-level audits and seeking to obtain waivers of such default. For certain of these defaults, the corresponding contractual grace periods already expired as of the financial statement issuance date or the Company could not assert that it was probable that the violation would be cured within any remaining grace periods, would be cured for a period of more than twelve months or were not likely to recur. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to certain of these defaults. As these defaults occurred prior to the issuance of the financial statements for the three months ended March 31, 2017, $1.6 billion of the Company’s non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, has been reclassified to current in the unaudited condensed consolidated balance sheet as of March 31, 2017, as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date.

The aggregate contractual payments of long-term debt due after March 31, 2017, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2017[1]	2018	2019	2020	2021	Thereafter	Total
Maturities of long-term debt and financing lease obligations[2]	$733,218	$114,066	$453,956	$100,748	$104,271	$2,562,947	$4,069,206
—————

(1)
Includes $547.0 million of Revolver indebtedness as management intends to repay this indebtedness during 2017 ($200.0 million of which was paid prior to the financial statement issuance date as discussed above). Also includes $100.0 million prepayment for the Midco Portfolio Term Loan, which the Company agreed to pay in June of 2017 in connection with obtaining (i) a waiver to extend the 2016 audited project financial statement deadline under the loan agreement and (ii) a waiver of the change of control default that would arise under the loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds the Company received from the sale of the U.K. Portfolio as discussed above.

(2)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $1.6 billion of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements, except for the $100.0 million related to the prepayment discussed directly above (which is classified as current as of March 31, 2017 as this payment was made prior to the issuance of the financial statements in connection with obtaining a waiver of the debt default under the loan agreement).

Amended Interest Payment Agreement

On January 28, 2015, concurrent with the issuance of the Senior Notes due 2023, Terra LLC and Terra Operating LLC entered into an amended and restated interest payment agreement (the "Amended Interest Payment Agreement") with SunEdison. The Amended Interest Payment Agreement amended and restated the initial interest payment agreement entered into with SunEdison, all in accordance with the terms of the Intercompany Agreement such that the amount of support provided by SunEdison remained the same as in the initial interest payment agreement. We received an equity contribution of $8.0 million from SunEdison pursuant to the Amended Interest Payment Agreement during the first quarter of 2016. As of the first quarter of 2016, we had received a cumulative amount of $24.0 million under the Amended Interest Payment Agreement and initial interest payment agreement from SunEdison with $24.0 million of scheduled payments due in future periods. We have not received any payments from SunEdison pursuant to the Amended Interest Payment Agreement since the first quarter of 2016.

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

Cash Dividends to Investors

We have not declared or paid a dividend since the third quarter of 2015. We believe it is prudent to defer any decisions on paying dividends to our shareholders for the time being, and under the Merger Agreement, the Company is restricted from declaring or paying dividends prior to the consummation of the Merger, except for the Special Dividend (as discussed and defined in Note 10. Stockholders' Equity to our unaudited condensed consolidated financial statements). As such, we have not caused Terra LLC to make any distributions to its members (including to TerraForm Power as the sole holder of the Class A units and to SunEdison as the sole holder of the Class B units). In light of SunEdison’s failure to perform under its sponsorship arrangements, including the Management Services Agreement and Amended Interest Payment Agreement, and the risks that we face as described in this quarterly report, we cannot give any assurance that there will not be a substantial reduction in our cash available for distribution and in any dividends that we pay in the future on an annualized basis in comparison to the annualized dividends that we have paid in the past.

Incentive Distribution Rights

Incentive Distribution Rights ("IDRs") represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit and the target distribution levels have been achieved. Since the completion of the IPO, SunEdison holds 100% of the IDRs. As of March 31, 2017 and December 31, 2016, there were no Class B1 units of Terra LLC outstanding. There were no IDR payments made by us during the three months ended March 31, 2017 and 2016.

In connection with the Settlement Agreement, SunEdison agreed to deliver the outstanding IDRs held by SunEdison or certain of its affiliates to TerraForm Power or its designee and in connection therewith, concurrently with the execution and delivery of the Merger Agreement, TerraForm Power, Terra LLC, BRE Delaware, Inc. and SunEdison and certain of its affiliates have entered into the IDR Transfer Agreement which provides that, subject to satisfaction of the conditions in the Merger Agreement, SunEdison affiliates will transfer all of the IDRs to an affiliate of Brookfield at the effective time of the Merger on the terms and conditions set forth in the IDR Transfer Agreement. At the closing of the Merger, the limited liability company agreement of Terra LLC will be amended and restated to, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC would be distributed on a quarterly basis as follows:

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

Cash Flow Discussion

We use traditional measures of cash flow, including net cash provided by operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities to evaluate our periodic cash flow results.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$35,228	$35,274	$(46)
Net cash provided by (used in) investing activities	30,654	(30,137)	60,791
Net cash provided by (used in) financing activities	59,947	(6,639)	66,586

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $35.2 million for the three months ended March 31, 2017 as compared to $35.3 million in the same period in the prior year. The comparable operating cash flow was the result of increased general and administrative costs during the three months ended March 31, 2017 associated with operating as a stand-alone organization, including consulting, professional and legal fees, which was offset by an increase in operating cash resulting from the timing of payments and collections as compared to the three months ended March 31, 2016.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was $30.7 million, which was driven by a $32.7 million net decrease in restricted cash balances during the period, primarily resulting from curing or obtaining waivers with respect to non-recourse debt defaults that existed as of December 31, 2016. This impact was partially offset by $2.1 million of capital expenditures during the period. Net cash used in investing activities for the three months ended March 31, 2016 was $30.1 million, which consisted of $31.7 million of capital expenditures and $4.1 million of cash paid to third parties for acquisitions of renewable energy facilities, which was partially offset by a $5.6 million net decrease in restricted cash balances.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $59.9 million, which primarily consisted of $79.8 million of proceeds received from increasing our Canadian project-level financing and $7.4 million of net cash contributions received from SunEdison, offset by $11.9 million of principal payments on non-recourse long-term debt, a $5.0 million Revolver payment and $9.7 million of distributions to tax equity partners. Net cash used in financing activities for the three months ended March 31, 2016 was $6.6 million, which primarily consisted of $29.7 million of principal payments on non-recourse long-term debt and a $11.6 million decrease in our net payable to SunEdison, partially offset by financing inflows of $29.7 million related to contributions received from SunEdison.

Off-Balance Sheet Arrangements

The Company enters into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note. 14 Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.

Recently Issued Accounting Standards

See Note 1. Nature of Operations and Basis of Presentation to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning recently issued accounting standards. These disclosures are incorporate herein by reference.

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

•
risks related to the SunEdison Bankruptcy, including our continuing transition away from reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure, and the operation, maintenance and asset management of our renewable energy facilities;

•
risks related to events of default and potential events of default arising under (i) our Revolver, (ii) the indentures governing our Senior Notes due 2023 and Senior Notes due 2025 (the "Indentures"), and/or (iii) project-level financings and other agreements related to the SunEdison Bankruptcy, our failure to obtain corporate and/or project level audits, SunEdison’s failure to perform its obligations under project-level agreements, and/or related adverse effects on our business and operations (including the delay in our SEC filings) and other factors;

•	risks related to failure to timely file SEC reports and to satisfy the requirements of the NASDAQ, which could result in delisting of our common stock;

•
risks related to the merger and the sponsorship transaction with Brookfield and certain of its affiliates, including failure to satisfy conditions to consummation of the merger and the sponsorship transaction, our failure to realize the expected benefits of the transaction and the diminished likelihood that a third party would make a competing transaction proposal;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to several market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. The types of market risks we are exposed to are interest rate risk, foreign currency risk and commodity risk. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

As of March 31, 2017, the estimated fair value of our debt was $4,175.2 million and the carrying value of our debt was $4,016.4 million. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $91.9 million and $102.4 million, respectively.

As of March 31, 2017, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate, and thus we are exposed to fluctuations in interest rate risk. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver by $1.3 million for the three months ended March 31, 2016.

As of March 31, 2017, our non-recourse permanent financing debt was at both fixed and variable rates. 53% of the $2,149.4 million balance had a variable interest rate and the remaining 47% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap certain of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $23.0 million and $25.9 million, respectively, for the three months ended March 31, 2017.

Foreign Currency Risk

During the three months ended March 31, 2017 and 2016, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom, and Chile, with our revenues being denominated in U.S. dollars, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in Canadian dollars would have increased or decreased our earnings by $0.2 million for the the three months ended March 31, 2017.

Commodity Risk

For certain of our wind power plans, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $3.8 million for the three months ended March 31, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our annual report on Form 10-K for the year ended December 31, 2016, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2017 due to previously identified material weaknesses, which continued to exist as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to develop and implement our remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016, including the development and testing of controls over financial reporting with respect to the new cloud-based accounting system we implemented in the first quarter of 2017.

PART II - Other Information

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Item 1. Note 14 - Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on July 21, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company's risk factors from those described in our Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

See Item 1. Note 6 - Long-term Debt for a description of defaults under the Company's senior indebtedness.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibit Index following the Signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

		By:	/s/ REBECCA CRANNA
			Name:	Rebecca Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Date:	August 29, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1	Sale and Purchase Agreement, dated as of January 5, 2017, among TerraForm Power Operating, LLC, SunEdison Yieldco UK Holdco 2, LLC and Vortex Solar UK Limited.**

2.2
Merger and Sponsorship Transaction Agreement, dated as of March 6, 2017, by and among TerraForm Power, Inc., Orion US Holdings 1 L.P. and BRE TERP Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on March 7, 2017).**

10.1
Tenth Amendment to Credit and Guaranty Agreement, dated April 5, 2017, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed on April 6, 2017).

10.2
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

10.3
Twelfth Amendment to Credit and Guaranty Agreement, dated August 10, 2017, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of Terraform Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed on August 11, 2017).

10.4
Settlement Agreement, dated as of March 6, 2017, by and among TerraForm Power, Inc., TerraForm Power, LLC, TerraForm Power Operating, LLC, SunEdison Inc. and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on March 7, 2017).

10.5
Voting and Support Agreement, dated as of March 6, 2017, by and among Orion US Holdings 1 L.P., BRE TERP Holdings Inc., SunEdison, Inc., SunEdison Holdings Corporation, SUNE ML1, LLC and TerraForm Power, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K filed on March 7, 2017).

10.6
Retention Bonus Award Letter to Sebastian Deschler dated April 10, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.7
Retention Bonus Award Letter to Rebecca Cranna dated April 10, 2017 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

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