Form 10-Q
period 2017-09-30
TerraForm Power, Inc.
filed 2017-11-09
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 31, 2017, there were 148,224,429 shares of Class A common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues, net	$153,430	$178,118	$474,932	$519,336
Operating costs and expenses:
Cost of operations	41,859	32,820	108,402	94,534
Cost of operations - affiliate	1,199	7,149	10,224	22,898
General and administrative expenses	21,664	26,510	99,644	64,750
General and administrative expenses - affiliate	2,192	2,943	6,893	10,614
Acquisition and related costs	—	—	—	2,743
Impairment of renewable energy facilities	—	—	1,429	—
Depreciation, accretion and amortization expense	61,830	57,988	186,039	178,026
Total operating costs and expenses	128,744	127,410	412,631	373,565
Operating income	24,686	50,708	62,301	145,771
Other expenses (income):
Interest expense, net	70,232	72,818	206,749	243,111
Gain on sale of renewable energy facilities	—	—	(37,116)	—
(Gain) loss on foreign currency exchange, net	(1,078)	3,913	(5,695)	4,161
Loss on receivables - affiliate	—	—	—	845
Other (income) expenses, net	(7,015)	548	(4,882)	692
Total other expenses, net	62,139	77,279	159,056	248,809
Loss before income tax (benefit) expense	(37,453)	(26,571)	(96,755)	(103,038)
Income tax (benefit) expense	(2,633)	1,140	(4,982)	3,115
Net loss	(34,820)	(27,711)	(91,773)	(106,153)
Less: Net income attributable to redeemable non-controlling interests	6,803	4,642	18,162	16,374
Less: Net loss attributable to non-controlling interests	(15,077)	(6,182)	(59,045)	(74,968)
Net loss attributable to Class A common stockholders	$(26,546)	$(26,171)	$(50,890)	$(47,559)

Weighted average number of shares:
Class A common stock - Basic and diluted	92,352	90,860	92,228	89,140
Loss per share:
Class A common stock - Basic and diluted	$(0.31)	$(0.29)	$(0.62)	$(0.53)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(34,820)	$(27,711)	$(91,773)	$(106,153)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized gain (loss) arising during the period	6,535	(6,158)	12,136	(2,442)
Reclassification of net realized loss into earnings[1]	—	—	14,741	—
Hedging activities:
Net unrealized gain (loss) arising during the period	17,338	14,258	27,960	(32,348)
Reclassification of net realized loss (gain) into earnings[2]	94	3,164	(527)	15,667
Other comprehensive income (loss), net of tax	23,967	11,264	54,310	(19,123)
Total comprehensive loss	(10,853)	(16,447)	(37,463)	(125,276)
Less comprehensive income (loss) attributable to non-controlling interests:
Net income attributable to redeemable non-controlling interests	6,803	4,642	18,162	16,374
Net loss attributable to non-controlling interests	(15,077)	(6,182)	(59,045)	(74,968)
Foreign currency translation adjustments	1,967	(2,165)	1,250	(668)
Hedging activities	6,799	7,015	18,638	(6,151)
Comprehensive income (loss) attributable to non-controlling interests	492	3,310	(20,995)	(65,413)
Comprehensive loss attributable to Class A common stockholders	$(11,345)	$(19,757)	$(16,468)	$(59,863)
———

(1)
Represents reclassification of the accumulated foreign currency translation loss for substantially all of the Company's portfolio of solar power plants located in the United Kingdom, as the Company's sale of these facilities closed in the second quarter of 2017 as discussed in Note 2. Assets Held for Sale. The pre-tax amount of $23.6 million was recognized within gain on sale of renewable energy facilities in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

(2)
Includes $15.9 million loss reclassification for the nine months ended September 30, 2016 that occurred subsequent to the Company's discontinuation of hedge accounting in the second quarter of 2016 for interest rate swaps pertaining to variable rate non-recourse debt for substantially all of the Company's portfolio of solar power plants located in the United Kingdom as discussed in Note 8. Derivatives. As discussed above, the Company's sale of these facilities closed in the second quarter of 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$462,846	$565,333
Restricted cash	126,083	114,950
Accounts receivable, net	104,841	89,461
Prepaid expenses and other current assets	62,550	61,749
Assets held for sale	—	61,523
Total current assets	756,320	893,016

Renewable energy facilities, net, including consolidated variable interest entities of $3,309,214 and $3,434,549 in 2017 and 2016, respectively	4,854,303	4,993,251
Intangible assets, net, including consolidated variable interest entities of $836,290 and $875,095 in 2017 and 2016, respectively	1,096,416	1,142,112
Deferred financing costs, net	4,585	7,798
Other assets	133,539	114,863
Restricted cash	26,080	2,554
Non-current assets held for sale	—	552,271
Total assets	$6,871,243	$7,705,865

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)

	September 30, 2017	December 31, 2016
Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated variable interest entities of $156,621 and $594,442 in 2017 and 2016, respectively	$716,728	$2,212,968
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $42,555 and $37,760 in 2017 and 2016, respectively	145,276	125,596
Deferred revenue	17,992	18,179
Due to SunEdison and affiliates, net	15,775	16,692
Liabilities related to assets held for sale	—	21,798
Total current liabilities	895,771	2,395,233
Long-term debt and financing lease obligations, less current portion, including consolidated variable interest entities of $781,464 and $375,726 in 2017 and 2016, respectively	2,864,666	1,737,946
Deferred revenue, less current portion	44,669	55,793
Deferred income taxes	32,889	27,723
Asset retirement obligations, including consolidated variable interest entities of $95,596 and $92,213 in 2017 and 2016, respectively	150,743	148,575
Other long-term liabilities	33,261	31,470
Non-current liabilities related to assets held for sale	—	410,759
Total liabilities	4,021,999	4,807,499

Redeemable non-controlling interests	198,031	180,367
Stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued	—	—
Class A common stock, $0.01 par value per share, 850,000,000 shares authorized, 92,770,614 and 92,476,776 shares issued in 2017 and 2016, respectively, and 92,408,596 and 92,223,089 shares outstanding in 2017 and 2016, respectively	928	920
Class B common stock, $0.01 par value per share, 140,000,000 shares authorized, 48,202,310 shares issued and outstanding in 2017 and 2016	482	482
Class B1 common stock, $0.01 par value per share, 260,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	1,480,584	1,467,108
Accumulated deficit	(285,330)	(234,440)
Accumulated other comprehensive income	57,334	22,912
Treasury stock, 362,018 and 253,687 shares in 2017 and 2016, respectively	(5,381)	(4,025)
Total TerraForm Power, Inc. stockholders' equity	1,248,617	1,252,957
Non-controlling interests	1,402,596	1,465,042
Total stockholders' equity	2,651,213	2,717,999
Total liabilities, redeemable non-controlling interests and stockholders' equity	$6,871,243	$7,705,865

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

											Non-controlling Interests
	Class A Common Stock Issued		Class B Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income		Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2016	92,477	$920	48,202	$482	$1,467,108	$(234,440)	$22,912	(254)	$(4,025)	$1,252,957	$1,792,295	$(312,847)	$(14,406)	$1,465,042	$2,717,999
Stock-based compensation	294	8	—	—	5,018	—	—	(108)	(1,356)	3,670	—	—	—	—	3,670
Net loss[1]	—	—	—	—	—	(50,890)	—	—	—	(50,890)	—	(59,045)	—	(59,045)	(109,935)
Net SunEdison investment	—	—	—	—	6,224	—	—	—	—	6,224	3,242	—	—	3,242	9,466
Other comprehensive income	—	—	—	—	—	—	34,422	—	—	34,422	—	—	19,888	19,888	54,310
Sale of membership interests and contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	6,935	—	—	6,935	6,935
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	—	—	(15,790)	—	—	(15,790)	(15,790)
Deconsolidation of non-controlling interest in renewable energy facility	—	—	—	—	—	—	—	—	—	—	(8,713)	—	—	(8,713)	(8,713)
Accretion of redeemable non-controlling interest	—	—	—	—	(6,729)	—	—	—	—	(6,729)	—	—	—	—	(6,729)
Equity reallocation	—	—	—	—	8,963	—	—	—	—	8,963	(8,963)	—	—	(8,963)	—
Balance as of September 30, 2017	92,771	$928	48,202	$482	$1,480,584	$(285,330)	$57,334	(362)	$(5,381)	$1,248,617	$1,769,006	$(371,892)	$5,482	$1,402,596	$2,651,213
———

(1)	Excludes $18,162 of net income attributable to redeemable non-controlling interests.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(91,773)	$(106,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	186,039	178,026
Amortization of favorable and unfavorable rate revenue contracts, net	29,459	30,128
Gain on sale of renewable energy facilities	(37,116)	—
Impairment of renewable energy facilities	1,429	—
Amortization of deferred financing costs and debt discounts	19,729	19,579
Unrealized loss on U.K. interest rate swaps	2,425	35,840
Unrealized (gain) loss on commodity contract derivatives, net	(1,244)	5,006
Recognition of deferred revenue	(11,510)	(9,508)
Stock-based compensation expense	7,049	3,857
Unrealized (gain) loss on foreign currency exchange, net	(5,275)	6,349
Loss on extinguishment of debt	2,518	—
Loss on receivables - affiliate	—	845
Deferred taxes	5,166	3,014
Other, net	5,978	2,287
Changes in assets and liabilities:
Accounts receivable	(18,860)	(30,502)
Prepaid expenses and other current assets	(4,997)	(11,827)
Accounts payable, accrued expenses and other current liabilities	(758)	10,035
Deferred revenue	199	2,457
Other, net	3,907	5,483
Net cash provided by operating activities	92,365	144,916
Cash flows from investing activities:
Capital expenditures	(7,472)	(41,698)
Proceeds from sale of renewable energy facilities, net of cash and restricted cash disposed	183,235	—
Proceeds from renewable energy state rebate	15,542	—
Proceeds from reimbursable interconnection costs	8,079	—
Acquisitions of renewable energy facilities from third parties, net of cash and restricted cash acquired	—	(4,064)
Net cash provided by (used in) investing activities	$199,384	$(45,762)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Borrowings of non-recourse long-term debt	$79,835	$3,980
Principal payments and prepayments on non-recourse long-term debt	(199,481)	(122,597)
Revolver repayments	(275,000)	—
Sale of membership interests and contributions from non-controlling interests in renewable energy facilities	6,935	15,501
Distributions to non-controlling interests in renewable energy facilities	(23,017)	(19,365)
Net SunEdison investment	7,436	37,200
Due to SunEdison and affiliates, net	(3,097)	(29,036)
Debt financing fees	(10,228)	(12,958)
Other financing activities	(1,030)	—
Net cash used in financing activities	(417,647)	(127,275)
Net decrease in cash, cash equivalents and restricted cash	(125,898)	(28,121)
Net change in cash, cash equivalents and restricted cash classified within assets held for sale	54,806	(54,731)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,264	(5,933)
Cash, cash equivalents and restricted cash at beginning of period	682,837	793,033
Cash, cash equivalents and restricted cash at end of period	$615,009	$704,248
Supplemental Disclosures:
Cash paid for interest	$182,021	$183,577
Cash paid for income taxes	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

As of September 30, 2017, TerraForm Power, Inc. ("TerraForm Power") and its subsidiaries (together with TerraForm Power, the "Company") was a controlled affiliate of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company and TerraForm Global, Inc. and its subsidiaries, "SunEdison"). TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC"), which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC. As a result of the consummation of the Merger (as discussed and defined below) on October 16, 2017, a change of control of TerraForm Power occurred, and Orion US Holdings 1 L.P. ("Orion Holdings"), which is an affiliate of Brookfield Asset Management Inc. (“Brookfield”), now holds 51% of the voting securities of TerraForm Power. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield.

The Consummation of the Brookfield Sponsorship Transaction and of the Settlement with SunEdison

On April 21, 2016, SunEdison Inc. and certain of its domestic and international subsidiaries (the "SunEdison Debtors") voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "SunEdison Bankruptcy"). In response to SunEdison’s financial and operating difficulties, the Company initiated a process for the exploration and evaluation of potential strategic alternatives for the Company, including potential transactions to secure a new sponsor or sell the Company, and a process to settle claims with SunEdison. This process resulted in the Company's entry into a definitive merger and sponsorship transaction agreement (the “Merger Agreement”) on March 6, 2017 with Orion Holdings and BRE TERP Holdings Inc. ("Merger Sub"), a wholly-owned subsidiary of Orion Holdings, which are affiliates of Brookfield. At the same time, the Company and SunEdison also entered into a settlement agreement (the “Settlement Agreement”) and a voting and support agreement (the “Voting and Support Agreement”), among other things, to facilitate the closing of the Merger and the settlement of claims between the Company and SunEdison.

On October 6, 2017, the Merger Agreement was approved by the holders of a majority of the outstanding Class A shares of TerraForm Power, excluding SunEdison, Orion Holdings, any of their respective affiliates or any person with whom any of them has formed (and not terminated) a “group” (as such term is defined in the Securities Exchange Act of 1934, as amended) and by the holders of a majority of the total voting power of the outstanding shares of the Company’s common stock entitled to vote on the transaction. With these votes, all conditions to the merger transaction contemplated by the Merger Agreement were satisfied. On October 16, 2017, Merger Sub merged with and into TerraForm Power (the “Merger”), with TerraForm Power continuing as the surviving corporation in the Merger. Immediately following the consummation of the Merger, there were 148,224,429 Class A shares of TerraForm Power outstanding and Orion Holdings holds 51% of such shares. In addition, pursuant to the Merger Agreement, at or prior to the effective time of the Merger, the Company and Orion Holdings (or one of its affiliates), among other parties, entered into a suite of agreements providing for sponsorship arrangements, including a master services agreement, relationship agreement, governance agreement and a sponsor line of credit (the "Sponsorship Agreements"), as are more fully described in Note 15. Related Parties and Note 6. Long-term Debt.

Immediately prior to the effective time of the Merger, pursuant to the Settlement Agreement, SunEdison exchanged all of the Class B units held by SunEdison or any of its controlled affiliates in Terra LLC for 48,202,310 Class A shares of TerraForm Power, and as a result of such exchange, all shares of Class B common stock of TerraForm Power held by SunEdison or any of its controlled affiliates were automatically redeemed and retired. Pursuant to the Settlement Agreement, immediately following such exchange, the Company issued to SunEdison additional Class A shares such that immediately prior to the effective time of the Merger, SunEdison and certain of its affiliates held an aggregate number of Class A shares equal to 36.9% of the Company’s fully diluted share count. SunEdison and certain of its affiliates also transferred all of the outstanding incentive distribution rights (“IDRs”) of Terra LLC held by SunEdison or certain of its affiliates to BRE Delaware, Inc. (the "Brookfield IDR Holder") at the effective time of the Merger. Under the Settlement Agreement, upon the consummation of the Merger, all agreements between the Company and the SunEdison Debtors were deemed rejected, subject to certain limited exceptions, without further liability, claims or damages on the part of the Company. The settlements, mutual release and certain other terms and conditions of the Settlement Agreement also became effective upon the consummation of the Merger. Refer to Note 15. Related Parties for further discussion.

Going Concern

In its Form 10-K for the year ended December 31, 2016 and its Forms 10-Q for each of the quarters ended March 31, 2017 and June 30, 2017, the Company disclosed there was substantial doubt about its ability to continue as a going concern. While the financial statements accompanying those filings and the accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, the matters disclosed in those filings raised substantial doubt about our ability to continue as a going concern as a result of the SunEdison Bankruptcy and the related impacts on the Company, including the Company’s historic reliance on SunEdison, defaults under project-level financing arrangements and the potential for creditors or other stakeholders of SunEdison to petition the court to substantively consolidate the Company’s assets and liabilities into the SunEdison bankruptcy estate.

Since the date of the SunEdison Bankruptcy, the Company has implemented significant measures to mitigate its impact on the Company. We no longer believe the SunEdison Bankruptcy and the related impacts raise substantial doubt about our ability to continue as a going concern for the following reasons:

•
Prior to the SunEdison Bankruptcy, we relied almost exclusively on the personnel, management and administration services provided by or under the direction of SunEdison. Since the date of the SunEdison Bankruptcy, we have substantially reduced our reliance on SunEdison by transitioning the asset management, operations and maintenance of our renewable energy facilities in-house or to third parties, by hiring directly our own employees and contractors and by establishing our own information technology systems. While we continue to receive a limited scope of transition services from SunEdison, we are working to complete this transition and would be in a position to implement contingency plans or replace those services should the need arise. As a result, we believe we are in a position to operate the business of the Company on a stand-alone basis.

•
The Company experienced covenant defaults under most of our financing arrangements in 2016 and 2017, mainly because of delays in the delivery of project-level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for 2015 and 2016. The Company has completed filing of 2015 and 2016 audited annual financial statements and all of its project-level audited financial statements for fiscal year 2016 as of the date hereof. The Company is working to obtain waivers for late delivery of project-level audited financial statements that were delivered after the grace period expired. In addition, in a number of cases the SunEdison Bankruptcy resulted in defaults because SunEdison Debtors were serving as operations and maintenance ("O&M") and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default primarily through the retention of replacement service providers. The amount of restricted cash associated with the aforementioned defaults that cannot be distributed from the projects as of the date of the issuance of these financial statements is $23 million and is not needed for the Company to meet its cash flow needs. We expect to obtain waivers for these defaults before the end of the year and do not expect these defaults to affect our ability to meet our liquidity requirements and meet corporate credit facility covenants.

•
Finally, during the course of the SunEdison Bankruptcy there was a risk that an interested party in the SunEdison Bankruptcy could request that the assets and liabilities of the Company be substantively consolidated with SunEdison. In March of 2017, the Company entered into the Settlement Agreement and the Voting and Support Agreement with the SunEdison Debtors, both of which have been approved by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Mutual releases between the Company and the SunEdison Debtors have now become effective, and as a result, the vast majority of contracts between the Company and SunEdison Debtors have been terminated. In addition, SunEdison received additional shares in the Company in connection with the consummation of the sponsorship transaction with Brookfield. SunEdison’s plan of reorganization has been confirmed by the Bankruptcy Court and includes the closing of the sponsorship transaction with Brookfield as a critical part of its emergence strategy. Because of these developments, we believe it is now a remote possibility that the Bankruptcy Court would order substantive consolidation of the Company with the SunEdison Debtors.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's financial position as of September 30, 2017, the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 320), Restricted Cash, a Consensus of the FASB Emerging Issues Task Force. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. The Company elected to early adopt ASU No. 2016-18 during the second quarter of 2017 and has revised its unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2016 decreased by $57.7 million as a result of the adoption of this standard. The sum of the Company's cash and cash equivalents of $565.3 million, current portion of restricted cash of $114.9 million and non-current portion of restricted cash of $2.6 million reported within the unaudited condensed consolidated balance sheet as of December 31, 2016 equals the beginning balance of cash, cash equivalents and restricted cash of $682.8 million shown in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The sum of the Company's cash and cash equivalents of $462.8 million, current portion of restricted cash of $126.1 million and non-current portion of restricted cash of $26.1 million reported within the unaudited condensed consolidated balance sheet as of September 30, 2017 equals the ending balance of cash, cash equivalents and restricted cash of $615.0 million shown in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The Company had $54.7 million of restricted cash classified within assets held for sale as of September 30, 2016 (with no comparable amount as of December 31, 2015) and thus had to add this reclassification amount to the net change in cash, cash equivalents and restricted cash classified within assets held for sale line reported in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016 to reconcile the change in the beginning and end-of-period cash, cash equivalents and restricted cash. The Company's restricted cash balances during 2016 also included amounts related to its renewable energy facilities located in the United Kingdom (the "U.K.") and Canada, which resulted in a $5.3 million change in the effect of exchange rate changes on cash, cash equivalents and restricted cash line reported in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and simplifies the application of hedge accounting in certain situations. ASU No. 2017-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

2. ASSETS HELD FOR SALE

U.K. Portfolio Sale

The Company commenced a sale of substantially all of its portfolio of solar power plants located in the U.K. through a broad based sales process pursuant to a plan approved by management during 2016 (24 operating projects for sale representing 365.0 MW, the "U.K. Portfolio"), and it was determined that this portfolio met the criteria to be classified as held for sale during the first quarter of 2016. As a result, the Company classified the assets and liabilities of this portfolio as held for sale as of December 31, 2016 (refer to the table below) and measured each at the lower of carrying value or fair value less cost to sell. As discussed below, the Company closed on the sale of these facilities in the second quarter of 2017. The Company's analysis indicated that the fair value less costs to sell exceeded the carrying value of the assets for each period the portfolio was classified as held for sale.

On May 11, 2017, the Company announced that TerraForm Power Operating, LLC ("Terra Operating LLC") completed its previously announced sale of the U.K. Portfolio to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. Terra Operating LLC received approximately $214.1 million of proceeds from the sale, which was net of transaction expenses of $3.9 million and distributions taken from the U.K. Portfolio after announcement and before closing of the sale. The Company also disposed of $14.8 million of cash and cash equivalents and $21.8 million of restricted cash as a result of the sale. The proceeds were used for the reduction of the Company's indebtedness as discussed in Note 6. Long-term Debt. The sale also resulted in a reduction in the Company's non-recourse project debt by approximately GBP 301 million at the U.K. Portfolio level. The Company recognized a gain on the sale of $37.1 million in the second quarter of 2017 which is reflected within gain on sale of renewable energy facilities in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017. The Company has retained 11.1 MW of solar assets in the U.K., which are not held for sale.

Residential Portfolio Sale

The Company also began exploring a sale of substantially all of its portfolio of residential rooftop solar assets located in the United States (11.4 MW of assets as described below) through a strategic sales process in 2016, and it was determined that these assets met the criteria to be classified as held for sale during the fourth quarter of 2016. As a result, the Company classified the related assets and liabilities as held for sale as of December 31, 2016 (refer to the table below) and measured each at the lower of carrying value or fair value less costs to sell. The Company's analysis indicated that the carrying value of the assets exceeded the fair value less costs to sell, and thus an impairment charge of $15.7 million was recognized in the fourth quarter of 2016. The Company also recorded a $3.3 million charge in the third quarter of 2016 within cost of operations due to the decision to abandon certain residential construction in progress assets that were not completed by SunEdison as a result of the SunEdison Bankruptcy.

On March 14, 2017, Enfinity SPV Holdings 2, LLC, a subsidiary of the Company, entered into a membership interest purchase and sale agreement with Greenbacker Residential Solar II, LLC for the sale of 100% of the membership interests of Enfinity Colorado DHA 1, LLC, a Colorado limited liability company that owns and operates 2.5 MW of solar installations situated on the roof of public housing units located in Colorado and owned by the Denver Housing Authority. The transaction closed on March 31, 2017, and the Company received proceeds of $1.1 million in the beginning of the second quarter of 2017. The Company also disposed of $0.8 million of restricted cash as a result of the sale. There was no additional loss recognized during 2017 as a result of this sale.

In addition, the Company entered into a membership interest purchase and sale agreement with Greenbacker Residential Solar II, LLC on June 12, 2017 for the sale of 100% of the membership interests of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company, which owns and operates 8.9 MW of rooftop solar installations. The transaction closed on June 30, 2017, and the Company received total proceeds of $6.0 million in the third quarter of 2017. The Company also disposed of $0.6 million of cash and cash equivalents in the second quarter of 2017 as a result of the sale. There was no additional loss recognized during 2017 as a result of this sale.

The Company sold its remaining 0.3 MW of residential assets (that were not classified as held for sale as of December 31, 2016) during the third quarter of 2017. These assets did not meet the criteria for held for sale classification in the second quarter of 2017 but the Company determined that certain impairment indicators were present and as a result recognized an impairment charge of $1.4 million during the second quarter which is reflected within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017. There was no additional loss recognized during the third quarter as a result of the sale.

The following table summarizes the major classes of assets and liabilities which are classified as held for sale on the Company's unaudited condensed consolidated balance sheet as of December 31, 2016. As discussed above, the Company closed on the sale of these renewable energy facilities in the first half of 2017.

	As of December 31, 2016
(In thousands)	U.K. Portfolio	Residential Portfolio	Total
Assets held for sale:
Restricted cash	$53,604	$1,202	$54,806
Accounts receivable, net	4,952	300	5,252
Prepaid expenses and other current assets	1,295	170	1,465
Total current assets held for sale	59,851	1,672	61,523

Renewable energy facilities, net	529,154	19,534	548,688
Intangible assets, net	1,480	—	1,480
Other assets	2,103	—	2,103
Total non-current assets held for sale	532,737	19,534	552,271

Total assets held for sale	$592,588	$21,206	$613,794

Liabilities related to assets held for sale:
Current portion of long-term debt	$14,510	$175	$14,685
Accounts payable, accrued expenses and other current liabilities	5,980	245	6,225
Deferred revenue	—	10	10
Due to SunEdison and affiliates, net	692	186	878
Total current liabilities related to assets held for sale	21,182	616	21,798

Long-term debt, less current portion	349,687	4,190	353,877
Deferred revenue, less current portion	—	246	246
Asset retirement obligations	39,563	287	39,850
Other long-term liabilities	16,786	—	16,786
Total non-current liabilities related to assets held for sale	406,036	4,723	410,759

Total liabilities related to assets held for sale	$427,218	$5,339	$432,557

3. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	September 30, 2017	December 31, 2016
Renewable energy facilities in service, at cost	$5,379,726	$5,354,883
Less accumulated depreciation - renewable energy facilities	(526,213)	(364,756)
Renewable energy facilities in service, net	4,853,513	4,990,127
Construction in progress - renewable energy facilities	790	3,124
Total renewable energy facilities, net	$4,854,303	$4,993,251

Depreciation expense related to renewable energy facilities was $53.4 million and $160.0 million for the three and nine months ended September 30, 2017, respectively, as compared to $48.1 million and $148.5 million for the same periods in the prior year.

Construction in progress represents costs incurred to complete the construction of the facilities in the Company's current portfolio that were acquired from SunEdison. All construction in progress costs are stated at SunEdison's historical cost.

As of December 31, 2016, the Company reclassified $548.7 million from renewable energy facilities, net to non-current assets held for sale in the unaudited condensed consolidated balance sheet. There was no similar reclassification as of September 30, 2017 as the sale of these renewable energy facilities closed in the first half of 2017 (see Note 2. Assets Held for Sale).

4. INTANGIBLES

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of September 30, 2017:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	15 years	$720,109	$(92,139)	$627,970
In-place value of market rate revenue contracts	19 years	521,798	(67,022)	454,776
Favorable rate land leases	17 years	15,800	(2,130)	13,670
Total intangible assets, net		$1,257,707	$(161,291)	$1,096,416

Unfavorable rate revenue contracts	7 years	$35,086	$(14,744)	$20,342
Unfavorable rate O&M contracts	2 years	5,000	(2,240)	2,760
Unfavorable rate land lease	15 years	1,000	(148)	852
Total intangible liabilities, net		$41,086	$(17,132)	$23,954

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2016:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	16 years	$714,758	$(57,634)	$657,124
In-place value of market rate revenue contracts	20 years	518,003	(47,284)	470,719
Favorable rate land leases	18 years	15,800	(1,531)	14,269
Total intangible assets, net		$1,248,561	$(106,449)	$1,142,112

Unfavorable rate revenue contracts	7 years	$35,086	$(10,541)	$24,545
Unfavorable rate O&M contracts	3 years	5,000	(1,302)	3,698
Unfavorable rate land lease	16 years	1,000	(107)	893
Total intangible liabilities, net		$41,086	$(11,950)	$29,136

The Company has intangible assets related to revenue contracts, representing long-term power purchase agreements ("PPAs") and renewable energy certificate ("REC") agreements, and favorable rate land leases that were obtained through acquisitions. The revenue contract intangible assets are comprised of favorable rate PPAs and REC agreements and the in-place value of market rate PPAs. The Company also has intangible liabilities related to unfavorable rate PPAs and REC agreements, unfavorable rate O&M contracts and an unfavorable rate land lease, which are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets. These intangible assets and liabilities are amortized on a straight-line basis over the remaining lives of the agreements, which range from 1 to 27 years as of September 30, 2017.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and nine months ended September 30, 2017, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $10.0 million and $29.5 million, respectively, as compared to a $9.8 million and $30.1 million reduction of operating revenues, net for the same periods in the prior year.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and nine months ended September 30, 2017, amortization expense related to the in-place value of market rate revenue contracts was $6.4 million and $19.4 million, respectively, as compared to $7.0 million and $20.8 million for the same periods in the prior year.

Amortization expense related to favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease and unfavorable rate O&M contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three and nine months ended September 30, 2017, net amortization related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts resulted in a reduction of cost of operations of $0.1 million and $0.4 million, respectively, as compared to a $0.2 million and $0.6 million increase to cost of operations for the same periods in the prior year.

5. VARIABLE INTEREST ENTITIES

The Company consolidates variable interest entities ("VIEs") in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse project-level debt. As a result of the Company's sale of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company that owned and operated 8.9 MW of residential rooftop solar installations, during the second quarter of 2017, the related assets and liabilities of this variable interest entity were deconsolidated (see Note 2. Assets Held for Sale). No other VIEs were deconsolidated during the nine months ended September 30, 2017 and 2016.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company's unaudited condensed consolidated balance sheets are as follows:

(In thousands)	September 30, 2017	December 31, 2016
Current assets	$172,183	$191,244
Non-current assets	4,222,425	4,351,635
Total assets	$4,394,608	$4,542,879
Current liabilities	$202,451	$638,452
Non-current liabilities	930,187	514,464
Total liabilities	$1,132,638	$1,152,916

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

As a result of the consummation of the Merger and change of control of TerraForm Power that occurred on October 16, 2017 as discussed in Note 1. Nature of Operations and Basis of Presentation, the Company will perform an updated consolidation assessment in the fourth quarter of 2017.

6. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates)	September 30, 2017	December 31, 2016	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$950,000	$950,000	Fixed	6.38	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63	Senior notes
Revolver	277,000	552,000	Variable	4.02	Revolving loan
Non-recourse long-term debt[3]:
Permanent financing	1,986,317	2,078,009	Blended[4]	5.89[5]	Term debt / Senior notes
Financing lease obligations	118,194	123,930	Imputed	5.62[5]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	3,631,511	4,003,939		5.93[5]
Unamortized discount, net	(15,105)	(13,620)
Deferred financing costs, net	(35,012)	(39,405)
Less current portion of long-term debt and financing lease obligations[6]	(716,728)	(2,212,968)
Long-term debt and financing lease obligations, less current portion[7]	$2,864,666	$1,737,946
———

(1)	As of September 30, 2017.

(2)
Corporate-level debt represents debt issued by Terra Operating LLC and guaranteed by Terra LLC and certain subsidiaries of Terra Operating LLC other than certain non-recourse subsidiaries as defined in the relevant debt agreements.

(3)
Non-recourse debt represents debt issued by subsidiaries with no recourse to Terra LLC, Terra Operating LLC or guarantors of the Company's corporate-level debt, other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition.

(4)
Includes variable rate debt and fixed rate debt. As of September 30, 2017, 50% of this balance had a variable interest rate and the other 50% of this balance had a fixed interest rate. The Company has entered into interest rate swap agreements to fix the interest rates of certain variable rate permanent financing non-recourse debt (see Note 8. Derivatives).

(5)	Represents the weighted average interest rate as of September 30, 2017.

(6)
As of December 31, 2016, the Company reclassified $14.7 million from current portion of long-term debt and financing lease obligations to current liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet. There was no similar reclassification as of September 30, 2017 as the sale of the related renewable energy facilities closed in the first half of 2017 (see Note 2. Assets Held for Sale).

(7)
As of December 31, 2016, the Company reclassified $353.9 million from long-term debt and financing lease obligations, less current portion to non-current liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet. There was no similar reclassification as of September 30, 2017 as the sale of the related renewable energy facilities closed in the first half of 2017 (see Note 2. Assets Held for Sale).

Corporate-level Long-term Debt

Revolver

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

The terms of the Revolver require the Company to provide audited annual financial statements within 90 days after the end of the fiscal year, with a 10-business day cure period. On April 5, 2017 and April 26, 2017, Terra Operating LLC entered into a tenth amendment and an eleventh amendment, respectively, to the terms of the Revolver, which collectively provided that the date on which the Company must deliver to the Administrative Agent and other parties to the Revolver its annual financial statements and accompanying audit report with respect to fiscal year 2016 would be extended to the earlier of (a) July 15, 2017 and (b) the tenth business day prior to the date on which the failure to deliver such financial statements would constitute an event of default under the indenture dated as of January 28, 2015 (as supplemented) with respect to the Senior Notes due 2023 (the "2023 Indenture"). As discussed below, an event of default would not have occurred under the 2023 Indenture until July 31, 2017. The Company's Form 10-K for the year ended December 31, 2016 was filed within the 10-business day cure period that commenced on July 15, 2017, and consequently no event of default occurred under the Revolver with respect to the 2016 10-K filing. The amendment also extended the due date for delivery to the Administrative Agent and other parties to the Revolver for the Company's financial statements and accompanying information with respect to the fiscal quarter ended March 31, 2017 to July 31, 2017 and with respect to the fiscal quarters ending June 30, 2017 and September 30, 2017 to the date that is 75 days after the end of each such fiscal quarter, with a 10-business day cure period for each quarterly deliverable.

The eleventh amendment also amended the Debt Service Coverage Ratio (as defined therein) applicable to the fourth quarter of 2016 and first, second and third quarters of 2017 from 1.75:1.00 to 1.50:1.00 and amended the Leverage Ratio (as defined therein) applicable to the fourth quarter of 2016 from 6.00:1.00 to 6.50:1.00 and applicable to the first, second and third quarters of 2017 from 5.75:1.00 to 6.50:1.00. In addition, the amendment amended the definitions of Debt Service Coverage Ratio and Leverage Ratio to provide for, in each case, certain pro forma treatment of the repayment or refinancing of Non-Recourse Project Indebtedness (as defined therein) net of any new Non-Recourse Project Indebtedness incurred in connection with any such refinancing. Per the terms of the eleventh amendment, Terra Operating LLC agreed to prepay $50.0 million of revolving loans outstanding under the Revolver and permanently reduce the revolving commitments and borrowing capacity by such amount. This amount was repaid on May 3, 2017. The Company recognized a $0.6 million charge during the nine months ended September 30, 2017 as a result of this reduction in borrowing capacity for the Revolver and corresponding write-off of a portion of the unamortized deferred financing costs, which is reflected within interest expense, net in the unaudited condensed consolidated statement of operations.

On July 25, 2017, Terra Operating LLC repaid an additional $150.0 million of Revolver indebtedness, a portion of which was paid using proceeds the Company received from the sale of the U.K. Portfolio as discussed in Note 2. Assets Held for Sale. There was no reduction in revolving commitments and borrowing capacity as a result of this repayment.

On August 10, 2017, the Company entered into a twelfth amendment to the terms of the Revolver which further extended the due dates for delivery to the Administrative Agent and other parties to the Revolver for the Company's financial statements and accompanying information with respect to the first quarter of 2017 to August 30, 2017, the second quarter of 2017 to September 30, 2017 and the third quarter of 2017 to December 15, 2017. In addition, the Administrative Agent and requisite lenders waived all defaults or events of default existing as of or prior to the effective date of the twelfth amendment, and the consequences thereof, in connection with a failure to comply with the covenants requiring the delivery of the financial statements and accompanying information with respect to the first quarter of 2017. The Company filed its Form 10-Q for the first quarter of 2017 prior to August 30, 2017 and filed its Form 10-Q for the second quarter of 2017 prior to September 30, 2017, and consequently no event of default occurred under the Revolver with respect to financial statement delivery for the first and second quarter of 2017. As discussed below, the Company terminated the Revolver prior to the due date for the third quarter financial statements.

Per the terms of the twelfth amendment, Terra Operating LLC agreed to permanently reduce the revolving commitments under the Revolver by $50.0 million. The Company recognized a $0.5 million charge during the three and nine months ended September 30, 2017 as a result of this reduction in borrowing capacity for the Revolver and corresponding write-off of a portion of the unamortized deferred financing costs, which is reflected within interest expense, net in the unaudited condensed consolidated statements of operations. As of September 30, 2017, the total borrowing capacity under the Revolver was $520.0 million. There was no additional payment of principal on the Revolver made in connection with this commitment reduction.

On September 27, 2017, Terra Operating LLC repaid an additional $70.0 million of Revolver indebtedness, reducing the amount of revolving loans outstanding to $277.0 million. There was no reduction in revolving commitments and borrowing capacity as a result of this repayment.

On October 17, 2017, concurrently with its entry into the New Revolver (as defined and described below), Terra Operating LLC terminated the Revolver and repaid the outstanding loan amount of $277.0 million, using $27.0 million of cash on hand and $250.0 million of borrowings drawn under the New Revolver. There were no prepayment penalties incurred in connection with the termination of the Revolver.

New Revolver

On October 17, 2017, Terra Operating LLC entered into a new senior secured revolving credit facility (the “New Revolver”). The New Revolver consists of a revolving credit facility in an initial amount of $450.0 million (available for revolving loans and letters of credit). The New Revolver matures on the four-year anniversary of the closing date of such facility. Each of Terra Operating LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) and Terra LLC are or will become guarantors under the New Revolver. $250.0 million of revolving loans were initially drawn and used to repay a portion of the outstanding borrowings under the existing Revolver as discussed above.

All outstanding amounts under the New Revolver will bear interest at a rate per annum equal to, at Terra Operating LLC’s option, either (i) a base rate plus a margin ranging between 1.25% to 2.00% or (ii) a reserve adjusted Eurodollar rate plus a margin ranging between 2.25% to 3.00%. In addition to paying interest on outstanding principal under the New Revolver, the Company will be required to pay a standby fee in respect of the unutilized commitments thereunder, payable quarterly in arrears. This standby fee will range between 0.375% and 0.50% per annum. The New Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods. There are no prepayment penalties or premiums other than customary breakage costs.

The New Revolver contains customary affirmative covenants and negative covenants, subject to exceptions, by Terra LLC, Terra Operating LLC and certain of Terra Operating LLC’s subsidiaries, including covenants related to financial statements and other reports (including notices of default) and a maximum leverage ratio that will be tested quarterly.

Pursuant to the terms of the New Revolver, a default of more than $75.0 million of indebtedness (other than non-recourse indebtedness, and indebtedness under the Sponsor Line Agreement (as defined and discussed below) as it is an obligation of TerraForm Power), including under the 2023 Indenture and the indenture dated as of July 17, 2015 (as supplemented) with respect to the Senior Notes due 2025 (the "2025 Indenture"), would result in a cross-default under the New Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the New Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under the New Revolver.

The New Revolver, each guarantee and any interest rate, currency hedging or hedging of REC obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the New Revolver is secured by first priority security interests in (i) all of Terra Operating LLC’s, each guarantor’s and certain unencumbered non-recourse subsidiaries’ assets, (ii) 100% of the capital stock of each of Terra Operating LLC and its domestic restricted subsidiaries and 65% of the capital stock of Terra Operating LLC’s foreign restricted subsidiaries and (iii) all intercompany debt. Notwithstanding the foregoing, collateral under the New Revolver excludes the capital stock of non-recourse subsidiaries. As of November 8, 2017, the New Revolver is secured equally and ratably with the Company's new senior secured term loan described below.

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

On July 11, 2017, Terra Operating LLC received a notice from the trustee of an event of default for failure to comply with its obligation to timely furnish the Company's Form 10-Q for the first quarter of 2017. However, the Company's Form 10-

Q for the first quarter of 2017 was filed within the 90-day grace period that commenced on July 11, 2017, and consequently no event of default occurred with respect to the Form 10-Q for the first quarter of 2017. The Company filed its Form 10-Q for the second quarter of 2017 and this Form 10-Q for the third quarter of 2017 prior to the initial respective deadline under the 2023 Indenture and the 2025 Indenture.

The closing of the Merger would have triggered a change in control under the 2023 Indenture and the 2025 Indenture. The 2023 Indenture and the 2025 Indenture require the Company to make an offer to repurchase the Senior Notes issued under the respective indentures at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date following a change in control. However, on August 11, 2017, the Company announced the successful completion of a solicitation of consents from holders of record as of 5:00 p.m., New York City time, on August 1, 2017 of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain a waiver of the requirement to make an offer to repurchase the Senior Notes issued under the respective indentures upon the occurrence of a change of control that would result from the consummation of the Merger. Terra Operating LLC received validly delivered and unrevoked consents from the holders of a majority of the aggregate principal amount of each series of the Senior Notes outstanding as of the record date and paid a consent fee to each consenting holder of $1.25 per $1,000 principal amount of such series of the Senior Notes for which such holder delivered its consent. The payment of this additional $1.5 million fee to the lenders was accounted for as a debt modification and capitalized as an additional debt discount, which will be amortized proportionately over the respective maturities of the Senior Notes as part of the new effective yield.

In addition to the change of control waiver, Terra Operating LLC also received consents to effect on the closing date of the Merger certain amendments to the 2023 Indenture and the 2025 Indenture. As a result, on October 16, 2017, Terra Operating LLC entered into a sixth supplemental indenture to the 2023 Indenture and a fifth supplemental indenture to the 2025 Indenture that amended the definition of "Permitted Holder" under the respective indentures (which is referred to in the definition of change of control) to replace the references to "the Sponsor" therein with "Brookfield Asset Management Inc. (or its successors and assigns)." Upon the closing of the Merger, Terra Operating LLC was also obligated to pay a success fee of $1.25 per $1,000 principal amount of each series of the Senior Notes for which such consenting holder delivered its consent.

Pursuant to the terms of the 2023 Indenture and the 2025 Indenture, a default of more than $75.0 million of indebtedness (other than non-recourse indebtedness and indebtedness under the Sponsor Line Agreement (as defined and discussed below) as it is an obligation of TerraForm Power), including under the New Revolver, that is (i) caused by a failure to pay principal of, or interest or premium, if any, on such indebtedness prior to the expiration of the grace period provided in such indebtedness on the date of such default or (ii) results in the acceleration of such indebtedness would give the trustee under the respective Indentures or the holders of at least 25% in the aggregate principal amount of the then outstanding senior notes under the respective Indentures the right to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under the respective Indentures.

Sponsor Line Agreement

On October 16, 2017, TerraForm Power entered into a credit agreement (the “Sponsor Line Agreement”) with Brookfield and one of its affiliates. The Sponsor Line Agreement establishes a $500.0 million secured revolving credit facility and provides for the lenders to commit to make LIBOR loans to the Company during a period not to exceed three years from the effective date of the Sponsor Line Agreement (subject to acceleration for certain specified events). The Company may only use the revolving credit facility to fund all or a portion of certain funded acquisitions or growth capital expenditures. The Sponsor Line Agreement will terminate, and all obligations thereunder will become payable, no later than October 16, 2022.

Borrowings under the Sponsor Line Agreement will bear interest at a rate per annum equal to a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus 3.00% per annum. In addition to paying interest on outstanding principal under the Sponsor Line Agreement, the Company will be required to pay a standby fee of 0.50% per annum in respect of the unutilized commitments thereunder, payable quarterly in arrears.

TerraForm Power will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Sponsor Line Agreement at any time without premium or penalty, other than customary “breakage” costs. TerraForm Power’s obligations under the Sponsor Line Agreement are secured by first-priority security interests in substantially all assets of TerraForm Power, including 100% of the capital stock of Terra LLC, in each case subject to certain exclusions set forth in the credit documentation governing the Sponsor Line Agreement.

The Sponsor Line Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict TerraForm Power’s ability to enter into swap contracts, sell or otherwise dispose of all or substantially all its assets or to engage in certain businesses. The Sponsor Line Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Sponsor Line Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Sponsor Line Agreement. An event of default under the New Revolver, 2023 Indenture or 2025 Indenture would trigger an event of default under the Sponsor Line Agreement.

Senior Secured Term Loan

On November 8, 2017, Terra Operating LLC entered into a 5-year $350.0 million senior secured term loan, which was primarily used to repay outstanding borrowings under the non-recourse portfolio term loan discussed under the Non-recourse Portfolio Term Loan Prepayments section below, prior to the date a change of control default would have occurred. This term loan bears interest at a rate per annum equal to LIBOR plus a margin of 2.75% and is secured equally and ratably with the New Revolver.

Non-recourse Long-term Debt

Indirect subsidiaries of the Company have incurred long-term non-recourse debt obligations with respect to the renewable energy facilities that those subsidiaries own directly or indirectly. The indebtedness of these subsidiaries is typically secured by the renewable energy facility's assets (mainly the renewable energy facility) or equity interests in such renewable energy facilities with no recourse to TerraForm Power, Terra LLC or Terra Operating LLC other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company's business and financial condition. In connection with these financings and in the ordinary course of its business, the Company and its subsidiaries observe formalities and operating procedures to maintain each of their separate existence and can readily identify each of their separate assets and liabilities as separate and distinct from each other. As a result, these subsidiaries are legal entities that are separate and distinct from TerraForm Power, Terra LLC, Terra Operating LLC and the guarantors under the New Revolver, the Senior Notes due 2023, the Senior Notes due 2025 and the Sponsor Line Agreement.

Canada project-level financing

On November 2, 2016, certain of the Company's subsidiaries entered into a new non-recourse loan financing in an aggregate principal amount of $120.0 million Canadian dollars ("CAD"), including a CAD $6.9 million letter of credit, secured by approximately 59 MW of utility-scale solar power plants located in Canada that are owned by the Company's subsidiaries. On February 28, 2017, the Company increased the principal amount of the credit facility by an additional CAD $113.9 million (including an additional CAD $6.7 million letter of credit), increasing the total facility to CAD $233.9 million. The proceeds of this additional financing were used for general corporate purposes and to pay down an additional $5.0 million on the Revolver as described above.

Non-recourse Portfolio Term Loan Prepayments

The Company had a non-recourse portfolio term loan that was secured by indirect equity interests in approximately 1,104.3 MW of the Company's renewable energy facilities, consisting of assets acquired from Invenergy Wind Global LLC (together with its subsidiaries, "Invenergy Wind") and certain other renewable energy facilities acquired from SunEdison. The loan was to mature in January 15, 2019 to the extent the Company exercised its extension options. The Company exercised the first two extension options in January and July of 2017, respectively. In June of 2017, the Company agreed to make a $100.0 million prepayment for this loan in connection with obtaining (i) a waiver to extend the 2016 audited project financial statement deadline under the loan agreement and (ii) a waiver of the change of control default that would arise under this loan agreement as a result of the Merger until, in the case of the change of control waiver, the date that is the earlier of three months following the closing of the Merger and March 31, 2018. This prepayment was made using a portion of the proceeds the Company received from the sale of the U.K. Portfolio as discussed in Note 2. Assets Held for Sale. On September 27, 2017, the Company made an additional $30.0 million prepayment for this loan. The Company recognized a $1.4 million charge during the nine months ended September 30, 2017 as a result of these prepayments and corresponding write-off of a proportionate amount of the unamortized debt discount and deferred financing costs, which is reflected within interest expense, net in the unaudited condensed consolidated statement of operations. This term loan had an outstanding principal balance of $337.9 million as of September 30, 2017.

In October of 2017, the Company made $37.6 million of additional prepayments. On November 8, 2017, the Company repaid the remaining principal balance using borrowings from the $350.0 million senior secured term loan that Terra Operating LLC entered into on November 8, 2017 as discussed in the Senior Secured Term Loan section above.

Non-recourse Debt Defaults

Historically, a SunEdison Debtor was a party to or guarantor of a material project agreement, such as asset management or O&M contracts, for most of the Company's non-recourse financing arrangements. As a result of the SunEdison Bankruptcy and delays in delivery of 2015 audited financial statements for the Company and/or certain project-level subsidiaries, among other things, the Company experienced defaults under most of its non-recourse financing agreements in 2016. During the course of 2016 and to date in 2017, the Company cured or obtained waivers or temporary forbearances with respect to most of these defaults and has substantially transitioned the project-level services provided by SunEdison Debtors to third parties or in-house to a Company affiliate; however, certain of these defaults persist. Moreover, the Company experienced additional defaults under most of the same non-recourse financing agreements in 2017 as the result of the failure to timely complete Company and/or project-level audits. The Company filed its Form 10-K for the year ended December 31, 2016 on July 21, 2017 and has completed all project-level audits for fiscal year 2016 as of the date hereof. The Company has also substantially delivered all outstanding project-level quarterly reporting deliverables for 2017 and is working to complete the remaining deliverables and seeking to obtain waivers for late delivery of project-level financial statements that were delivered after the grace period expired.

For certain of these defaults, the corresponding contractual grace periods already expired as of the respective financial statement issuance date or the Company could not assert that it was probable that the violation would be cured within any remaining grace periods. In addition, while the Company has been actively negotiating with the lenders to obtain waivers, the lenders have not currently waived or subsequently lost the right to demand repayment for more than one year from the balance sheet date with respect to these defaults. As these defaults occurred prior to the issuance of the financial statements for the nine months ended September 30, 2017 and for the year ended December 31, 2016, $545.2 million and $1.6 billion of the Company's non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, was reclassified to current in the unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, as the Company accounts for debt in default as of the date the financial statements are issued in the same manner as if the default existed as of the balance sheet date. Amortization of deferred financing costs and debt discounts continue to be amortized over the maturities of the respective financing agreements as before the violations, as the Company believes there is a reasonable likelihood that it will be able to successfully negotiate a waiver with the lenders and/or cure the defaults based on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure a waiver, (iii) ongoing efforts to provide quarterly financial statement deliverables to cure certain of the defaults, (iv) the Company's timely servicing of these debt instruments and (v) as no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lenders election to enforce project security interests.

As a result of these defaults, the Company also reclassified $51.2 million and $65.3 million of long-term restricted cash to current as of September 30, 2017 and December 31, 2016, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as long-term restricted cash were driven by the financing agreements. As of September 30, 2017 and December 31, 2016, $60.0 million and $67.1 million, respectively, of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the respective balance sheet date. $33.8 million of the December 31, 2016 reclassification amount was reclassified from current restricted cash to assets held for sale as it related to the portfolios discussed in Note 2. Assets Held for Sale. There was no similar reclassification to assets held for sale for the September 30, 2017 reclassification amount as the sale of the related renewable energy facilities closed in the first half of 2017. Refer to Note 8. Derivatives for discussion of corresponding interest rate swap reclassifications to current as a result of these defaults.

Maturities

The aggregate contractual payments of long-term debt due after September 30, 2017, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2017[1]	2018	2019	2020	2021[2]	Thereafter	Total
Maturities of long-term debt as of September 30, 2017[3]	$99,146	$111,620	$391,330	$101,867	$355,118	$2,572,430	$3,631,511
———

(1)
Includes $27.0 million of Revolver indebtedness that was repaid with cash on hand in the fourth quarter of 2017 as discussed above. Also includes $37.6 million of prepayments made in the fourth quarter of 2017 for the Company's non-recourse portfolio term loan as discussed above under Non-recourse Portfolio Term Loan Prepayments.

(2)
Includes $250.0 million of Revolver indebtedness, which was refinanced with the New Revolver in the fourth quarter of 2017 as discussed above. Management does not intend to repay these borrowings within a year from the balance sheet date with the use of working capital and the New Revolver does not mature until 2021.

(3)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $545.2 million of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements.

7. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2017	2016	2017	2016
Loss before income tax (benefit) expense	$(37,453)	$(26,571)	$(96,755)	$(103,038)
Income tax (benefit) expense	(2,633)	1,140	(4,982)	3,115
Effective tax rate	7.0%	(4.3)%	5.1%	(3.0)%

As of September 30, 2017, TerraForm Power owned 65.8% of Terra LLC and consolidated the results of Terra LLC through its controlling interest. The Company recorded SunEdison's 34.2% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, the Company recorded income tax on its 65.8% of Terra LLC's taxable income and SunEdison recorded income tax on its 34.2% share of Terra LLC's taxable income.

For the three and nine months ended September 30, 2017 and 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of state taxes. As of September 30, 2017, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions. As of September 30, 2017, the Company had not identified any uncertain tax positions for which a liability was required.

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

As of September 30, 2017 and December 31, 2016, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Hedging Contracts		Derivatives Not Designated as Hedges
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of September 30, 2017
Prepaid expenses and other current assets	$—	$11,191	$—	$82	$13,765	$25,038	$(82)	$24,956
Other assets	3,611	86,517	—	—	19,305	109,433	—	109,433
Total assets	$3,611	$97,708	$—	$82	$33,070	$134,471	$(82)	$134,389
Accounts payable, accrued expenses and other current liabilities	$9,049	$—	$242	$110	$—	$9,401	$(82)	$9,319
Other long-term liabilities	129	—	489	—	—	618	—	618
Total liabilities	$9,178	$—	$731	$110	$—	$10,019	$(82)	$9,937

As of December 31, 2016
Prepaid expenses and other current assets	$1,150	$3,664	$—	$953	$12,028	$17,795	$—	$17,795
Other assets	411	62,474	—	460	25,167	88,512	—	88,512
Total assets	$1,561	$66,138	$—	$1,413	$37,195	$106,307	$—	$106,307
Accounts payable, accrued expenses and other current liabilities	$10,689	$—	$814	$—	$—	$11,503	$—	$11,503
Liabilities related to assets held for sale	—	—	4,041	—	—	4,041	—	4,041
Other long-term liabilities	47	—	—	—	—	47	—	47
Non-current liabilities related to assets held for sale	—	—	16,786	—	—	16,786	—	16,786
Total liabilities	$10,736	$—	$21,641	$—	$—	$32,377	$—	$32,377

As of September 30, 2017 and December 31, 2016, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	September 30, 2017	December 31, 2016
Derivatives designated as hedges:
Interest rate swaps (USD)	405,183	433,874
Interest rate swaps (CAD)	156,713	84,713
Commodity contracts (MWhs)	15,941	16,988
Derivatives not designated as hedges:
Interest rate swaps (USD)	13,788	14,681
Interest rate swaps (GBP)	—	222,018
Foreign currency contracts (CAD)	15,175	25,075
Commodity contracts (MWhs)	1,117	1,407

The Company has elected to present net derivative assets and liabilities on the balance sheet as a right to setoff exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of September 30, 2017 as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedges for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2017	2016	2017	2016
Interest rate swaps	Interest expense, net	$27	$5,127	$3,219	$36,583
Foreign currency contracts	Loss on foreign currency exchange, net	457	(73)	1,017	(905)
Commodity contracts	Operating revenues, net	(1,371)	(3,095)	(7,062)	(11,009)

During the second quarter of 2016, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. Portfolio. Hedge accounting was prospectively discontinued for interest payments occurring before the anticipated sale date of June 2017, and for periods beyond that, the amounts accumulated in other comprehensive income were fully reclassified into earnings during the second quarter of 2016. As discussed in Note 2. Assets Held for Sale, the Company consummated the sale of the U.K. Portfolio on May 11, 2017. As part of the sale agreement, Vortex Solar UK Limited assumed the debt and the associated interest rate swaps. As of the date of the sale, the remaining amount accumulated in other comprehensive income of $0.4 million was reclassified into earnings and the fair value liability of the interest rate swaps of $23.4 million is reflected in the unaudited condensed consolidated statements of operations within gain on sale of renewable energy facilities for the nine months ended September 30, 2017. As the sale occurred prior to the third quarter of 2017, there was no interest expense related to these interest rate swaps for the three months ended September 30, 2017. The interest expense amounts reflected in the table above for the other periods presented primarily pertains to these interest rate swaps.

Gains and losses recognized related to interest rate swaps and commodity contracts designated as cash flow hedges for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion) net of taxes[1]		Location of Amount Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)[2]		Amount of (Gain) Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2017	2016		2017	2016	2017	2016
Interest rate swaps	$1,353	$798	Interest expense, net	$519	$3,114	$(315)	$(17)
Commodity contracts	15,985	13,460	Operating revenues, net	(425)	50	(5,316)	382
Total	$17,338	$14,258		$94	$3,164	$(5,631)	$365
————

(1)
Net of tax expense of $0.3 million and $0.8 million attributed to interest rate swaps and commodity contracts during the three months ended September 30, 2017, respectively. There were no taxes attributed to derivatives designated as cash flow hedges during the three months ended September 30, 2016.

(2)
Net of tax benefit of $0.7 million and tax expense of $0.7 million attributed to interest rate swaps and commodity contracts during the three months ended September 30, 2017, respectively. There were no taxes attributed to derivatives designated as cash flow hedges during the three months ended September 30, 2016.

	Nine Months Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion) net of taxes[1]		Location of Amount Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)[2]		Amount of (Gain) Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	2017	2016		2017	2016	2017	2016
Interest rate swaps	$(1,899)	$(39,547)	Interest expense, net	$3,163	$9,743	$(963)	$474
Commodity contracts	29,859	7,199	Operating revenues, net	(3,690)	(9,997)	(5,340)	3,465
Total	$27,960	$(32,348)		$(527)	$(254)	$(6,303)	$3,939
————

(1)
Net of tax benefit of $0.2 million and tax expense of $2.9 million attributed to interest rate swaps and commodity contracts during the nine months ended September 30, 2017, respectively. There were no taxes attributed to derivatives designated as cash flow hedges during the nine months ended September 30, 2016.

(2)
Net of tax benefit of $2.4 million and tax expense of $2.8 million attributed to interest rate swaps and commodity contracts during the nine months ended September 30, 2017, respectively. There were no taxes attributed to derivatives designated as cash flow hedges during the nine months ended September 30, 2016.

As of September 30, 2017 and December 31, 2016, the Company had posted letters of credit in the amount of $15.0 million and $18.0 million, respectively, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of September 30, 2017 and December 31, 2016 related to the Company's derivative transactions.

Derivatives Designated as Hedges

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the three and nine months ended September 30, 2017 and 2016 related to the interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $2.8 million. The maximum term of outstanding interest rate swaps designated as hedges is 17 years.

As discussed in Note 6. Long-term Debt, the Company experienced defaults under certain of its non-recourse financing agreements prior to the issuance of the financial statements for the nine months ended September 30, 2017 and for the year ended December 31, 2016. As the Company's interest rate swap agreements contain cross-default provisions, $5.1 million and $4.8 million of related liabilities have been reclassified to current as of September 30, 2017 and December 31, 2016, respectively. The Company is actively working with the counterparties to cure these defaults and obtain waivers as necessary. The Company does not currently expect any changes to the underlying cash flows as a result of these defaults and thus has determined that there is no impact to the swaps' qualification for hedge accounting and designation as cash flow hedges.

Commodity Contracts

The Company has long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in accumulated other comprehensive income and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Any ineffective portions of the derivatives’ change in fair value are recognized currently in earnings. The amounts deferred in other comprehensive income and reclassified into earnings during the three and nine months ended September 30, 2017 and 2016 related to the commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $9.9 million. The maximum term of outstanding commodity contracts designated as hedges is 12 years.

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

As discussed in Note 6. Long-term Debt, the Company experienced defaults under certain of its non-recourse financing agreements. As the Company's interest rate swap agreements contain cross-default provisions, $0.5 million of related liabilities were reclassified to current as of December 31, 2016. There was no similar reclassification for these interest rate swaps as of September 30, 2017 as the defaults under the corresponding financing agreements were cured and/or waived prior to the issuance of the financial statements.

As of December 31, 2016, the Company reclassified $4.0 million of current derivative liabilities to liabilities related to assets held for sale and $16.8 million of non-current derivative liabilities to non-current liabilities related to assets held for sale. These pertain to interest rate swap agreements for the U.K. Portfolio that were previously designated as cash flow hedges. There was no similar reclassification to assets held for sale for the September 30, 2017 reclassification amount as the sale of the related renewable energy facilities closed in the first half of 2017. The Company discontinued hedge accounting for these interest rate swaps during the second quarter of 2016 and the changes in fair value were recorded through earnings.

Foreign Currency Contracts

The Company has foreign currency contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in (gain) loss on foreign currency exchange, net in the unaudited condensed consolidated statements of operations.

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

(In thousands)	As of September 30, 2017				As of December 31, 2016
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$3,611	$—	$3,611	$—	$1,561	$—	$1,561
Commodity contracts	—	33,070	97,708	130,778	—	37,195	66,138	103,333
Foreign currency contracts	—	—	—	—	—	1,413	—	1,413
Total derivative assets	$—	$36,681	$97,708	$134,389	$—	$40,169	$66,138	$106,307
Liabilities
Interest rate swaps	$—	$9,909	$—	$9,909	$—	$32,377	$—	$32,377
Foreign currency contracts	—	28	—	28	—	—	—	—
Total derivative liabilities	$—	$9,937	$—	$9,937	$—	$32,377	$—	$32,377

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the nine months ended September 30, 2017.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$76,790	$43,763	$66,138	$63,154
Realized and unrealized gains (losses):
Included in other comprehensive income (loss)	15,601	13,511	26,229	(2,798)
Included in operating revenues, net	6,407	(433)	11,831	6,532
Settlements	(1,090)	50	(6,490)	(9,997)
Balance as of September 30	$97,708	$56,891	$97,708	$56,891

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 of the fair value hierarchy as of September 30, 2017 are as follows:

(In thousands, except range)	Fair Value as of September 30, 2017
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$97,708	$—	Discounted cash flow	Forward price (per MWh)	$13.4	-	$72.5
			Option model	Volatilities	3.0%	-	6.7%

The sensitivity of the Company's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of September 30, 2017 and December 31, 2016 is as follows:

	As of September 30, 2017		As of December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,581,394	$3,733,007	$3,950,914	$4,080,397

The fair value of the Company's long-term debt, except the senior notes was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective fiscal period. The fair value of the Senior Notes due 2023 and Senior Notes due 2025 were 104.25% and 107.00% of face value as of September 30, 2017, respectively, and 101.38% and 103.75% of face value as of December 31, 2016, respectively.

10. STOCKHOLDERS' EQUITY

As of September 30, 2017, the following shares of TerraForm Power were outstanding:

Share Class:	Shares Outstanding	Shareholder(s)
Class A common stock	92,408,596	*
Class B common stock	48,202,310	SunEdison
Total Shares	140,610,906
———

*
Class A common stockholders are comprised of public and private investors, executive officers, management and personnel who provide services to the Company. Shares of Class A common stock outstanding exclude 362,018 shares of common stock held in treasury. The total par value of Class A common stock reflected on the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of stockholders' equity as of September 30, 2017 includes the shares of stock held in treasury.

Merger Consummation and SunEdison Settlement Agreement

As discussed in Note 1. Nature of Operations and Basis of Presentation, on October 16, 2017, pursuant to the Merger Agreement, dated as of March 6, 2017, Merger Sub merged with and into TerraForm Power, with TerraForm Power continuing as the surviving corporation in the Merger. Immediately following the consummation of the Merger, there were 148,224,429 Class A shares of TerraForm Power outstanding and Orion Holdings holds 51% of such shares. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield.

Immediately prior to the effective time of the Merger, TerraForm Power declared the payment of a special cash dividend (the "Special Dividend") in the amount of $1.94 per fully diluted share, which included the Company’s issued and outstanding Class A shares, Class A shares issued to SunEdison pursuant to the Settlement Agreement (more fully described below) and Class A shares underlying outstanding restricted stock units and restricted stock awards of the Company under the Company’s long-term incentive plan.

At the effective time of the Merger, each share of Class A common stock of TerraForm Power issued and outstanding immediately prior to the effective time of the Merger, with the exception of certain excluded shares, was converted into the right to, at the holder’s election and subject to proration as described below, either (i) receive $9.52 per Class A Share, in cash, without interest (the “Per Share Cash Consideration”) or (ii) retain one share of Class A common stock, par value $0.01 per share, of the surviving corporation (the “Per Share Stock Consideration,” and, together with the Per Share Cash Consideration, without duplication, the “Per Share Merger Consideration”). Issued and outstanding shares included shares issued in connection with the SunEdison Settlement Agreement as more fully described below and shares underlying outstanding restricted stock units and restricted stock awards of the Company under the Company's long-term incentive plan. At the effective time of the Merger, any vesting conditions applicable to any Company restricted stock unit and restricted stock award outstanding immediately prior to the effective time of the Merger under the Company’s long-term incentive plan were automatically and without any required action on the part of the holder, deemed to be satisfied in full, and such Company restricted stock unit and restricted stock award were canceled and converted into the right to receive the Per Share Merger Consideration, including the election of the Per Share Stock Consideration or the Per Share Cash Consideration in respect of each share (in the case of restricted stock units subject to performance conditions, with such conditions deemed satisfied at “target” levels), less any tax withholdings. The Per Share Stock Consideration was subject to proration in the event that the aggregate number of Class A Shares for which an election to receive the Per Share Stock Consideration exceeded 49% of the TerraForm Power fully diluted share count (the “Maximum Stock Consideration Shares”). Additionally, the Per Share Cash Consideration was subject to proration in the event that the aggregate number of Class A shares for which an election to receive the Per Share Cash Consideration exceeded the TerraForm Power fully diluted share count minus (i) the Maximum Stock Consideration Shares, (ii) any Class A shares currently held by affiliates of Brookfield, and (iii) any shares for which the holders seek appraisal under Delaware law. Based on the results of the consideration election, the elections of the Per Share Stock Consideration were oversubscribed and the proration ratio was 62.6%, which meant that stockholders electing to receive 100% of their merger consideration in stock retained 62.6% of their Class A shares in the Merger and received cash consideration in respect of 37.4% of their shares.

Prior to the consummation of the Merger, SunEdison was the indirect holder of 100% of the shares of Class B common stock of TerraForm Power and held approximately 83.9% of the combined total voting power of the holders of TerraForm Power’s Class A common stock and Class B common stock. As contemplated by the Merger Agreement and in satisfaction of its obligations under the Settlement Agreement, SunEdison exchanged, effective immediately prior to the effective time of the

Merger, all of the Class B units of Terra LLC held by it or any of its controlled affiliates for 48,202,310 Class A shares of TerraForm Power. As a result of and following completion of the exchange, all of the issued and outstanding shares of Class B common stock of TerraForm Power were automatically redeemed and retired. Pursuant to the Settlement Agreement, immediately following such exchange, the Company issued to SunEdison additional Class A shares such that immediately prior to the effective time of the Merger, SunEdison and certain of its affiliates held an aggregate number of Class A shares equal to 36.9% of TerraForm Power’s fully diluted share count.

On October 16, 2017, in connection with the consummation of the Merger, the Company entered into a registration rights agreement (the “SunEdison Registration Rights Agreement”) with SunEdison, Inc., SunEdison Holdings Corporation (“SHC”) and SUNE ML 1, LLC (“SML1"). The SunEdison Registration Rights Agreement governs the rights of SunEdison, Inc., SHC, SML1 and certain permitted assigns with respect to the registration for resale of Class A shares held by them immediately following the Merger.

11. STOCK-BASED COMPENSATION

The Company has equity incentive plans that provide for the award of incentive and nonqualified stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") to personnel and directors who provide services to the Company, including personnel and directors who also provide services to SunEdison, Inc. and TerraForm Global, Inc. The maximum contractual term of an award is ten years from the date of grant. As of September 30, 2017, an aggregate of 3,819,392 shares of Class A common stock were available for issuance under these plans. Upon exercise of stock options or the vesting of the RSUs, the Company will issue shares that have been previously authorized to be issued.

Historically, stock-based compensation costs related to equity awards in the Company's stock were allocated to the Company, SunEdison, Inc. and TerraForm Global, Inc. based on the relative percentage of time that the personnel and directors spent providing services to the respective companies. As of January 1, 2017, the Company hired certain former employees of SunEdison who provided dedicated services to the Company. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been awarded to the Company's employees was $1.0 million and $4.3 million during the three and nine months ended September 30, 2017, respectively, as compared to $0.8 million and $2.1 million for the same periods in the prior year, and is reflected in the unaudited condensed consolidated statements of operations within general and administrative expenses. The total amount of stock-based compensation cost related to equity awards in the Company's stock which has been allocated to SunEdison, Inc. and TerraForm Global, Inc. was $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.9 million and $2.5 million for the same periods in the prior year and is recognized as a distribution to SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity with no impact to the Company's unaudited condensed consolidated statements of operations. Similarly, stock-based compensation costs related to equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. awarded to employees of the Company are allocated to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. that was allocated to the Company was $0.8 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.6 million and $1.8 million for the same periods in the prior year and is reflected in the unaudited condensed consolidated statements of operations within general and administrative expenses - affiliate and has been treated as an equity contribution from SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity.

Restricted Stock Awards

RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions. There were no unvested RSAs as of September 30, 2017.

The following table presents information regarding outstanding RSAs as of September 30, 2017 and changes during the period then ended:

	Number of RSAs Outstanding	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2017	366,195	$8.51
Vested	(366,195)	8.51
Balance as of September 30, 2017	—	$—	$—

No RSAs were granted during the nine months ended September 30, 2017 or 2016. As of September 30, 2017, there was no unrecognized compensation cost in relation to outstanding RSAs.

Restricted Stock Units

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of September 30, 2017 and changes during the period then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance at January 1, 2017	1,622,953
Granted	517,594
Vested	(293,838)
Forfeited	(618,961)
Balance as of September 30, 2017	1,227,748	$16.2	1.1

As of September 30, 2017, the Company had $8.0 million of total unrecognized compensation cost related to RSUs. The weighted-average fair value of RSUs on the date of grant was $12.22 and $11.05 for the nine months ended September 30, 2017 and 2016, respectively. As discussed below under Merger Consummation, all TerraForm Power unvested equity awards vested upon the change of control that occurred in the fourth quarter of 2017.

Stock Options

As of September 30, 2017, there was no unrecognized compensation cost in relation to outstanding stock options.

Merger Consummation

As discussed in Note 1. Nature of Operations and Basis of Presentation, on October 16, 2017, TerraForm Power consummated the Merger with certain affiliates of Brookfield. Pursuant to the TerraForm Power 2014 Second Amended and Restated Long-Term Incentive Plan, the Merger resulted in a change of control causing all unvested equity awards to vest. As a result, the Company expects to recognize a $7.0 million stock-based compensation charge in the fourth quarter of 2017 within general and administrative expenses, which is net of forfeitures that occurred in October of 2017. The Company also expects to recognize an estimated $1.6 million charge within general and administrative expenses - affiliate in the fourth quarter related to allocated stock-based compensation costs for equity awards in the stock of TerraForm Global, Inc. that vested upon the change of control of TerraForm Power.

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

Basic and diluted loss per share of the Company's Class A common stock for the three and nine months ended September 30, 2017 and 2016 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Basic and diluted loss per share:
Net loss attributable to Class A common stockholders	$(26,546)	$(26,171)	$(50,890)	$(47,559)
Less: accretion of redeemable non-controlling interest	(2,316)	—	(6,729)	—
Less: dividends paid on Class A shares and participating RSAs	—	—	—	—
Undistributed loss attributable to Class A shares	$(28,862)	$(26,171)	$(57,619)	$(47,559)

Weighted average basic and diluted Class A shares outstanding[1]	92,352	90,860	92,228	89,140

Basic and diluted loss per share	$(0.31)	$(0.29)	$(0.62)	$(0.53)
———

(1)
The computation for diluted loss per share of the Company's Class A common stock for the three and nine months ended September 30, 2017 excludes 1,227,748 of potentially dilutive unvested RSUs because the effect would have been anti-dilutive. The computation for diluted loss per share of the Company's Class A common stock for the three and nine months ended September 30, 2016 excludes 459,800 of potentially dilutive unvested RSAs and 1,823,063 of potentially dilutive unvested RSUs because the effect would have been anti-dilutive.

13. NON-CONTROLLING INTERESTS

Non-controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
SunEdison's non-controlling interest in Terra LLC	$648,765	$660,799
Non-controlling interests in renewable energy facilities	753,831	804,243
Total non-controlling interests	$1,402,596	$1,465,042

As of September 30, 2017, TerraForm Power owned 65.8% of Terra LLC and consolidated the results of Terra LLC through its controlling interest, with SunEdison's 34.2% interest shown as a non-controlling interest.

As a result of the Company's sale of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company that owned and operated 8.9 MW of residential rooftop solar installations, during the second quarter of 2017 (see Note 2. Assets Held for Sale), the amount of non-controlling interest in this entity of $8.7 million was deconsolidated.

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

The Company recorded a $6.7 million adjustment during the nine months ended September 30, 2017 to the value of the Invenergy Wind redeemable non-controlling interest, reflecting the excess of the future redemption value over its carrying amount at the balance sheet date based on SEC guidance in ASC 480-10-S99-3A. The Company accretes the redemption value of the redeemable non-controlling interest over the redemption period using the straight-line method. Accretion adjustments to the carrying value of this redeemable non-controlling interest are recorded against additional paid-in capital. There were no similar adjustments recorded during the nine months ended September 30, 2016.

The following table presents the activity of the redeemable non-controlling interests balance for the nine months ended September 30, 2017:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Retained Earnings	Total
Balance as of December 31, 2016	$153,490	$26,877	$180,367
Distributions	(7,227)	—	(7,227)
Accretion of redeemable non-controlling interest	6,729	—	6,729
Net income	—	18,162	18,162
Balance as of September 30, 2017	$152,992	$45,039	$198,031

As discussed in Note 15. Related Parties, as part of the Settlement Agreement, the option agreement between Terra LLC and Sun Edison LLC with respect to Invenergy Wind's remaining 9.9% interest in certain subsidiaries of the Company was rejected as of the effectiveness of the settlement which occurred upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017. As a result, the Company does not expect to be obligated to perform on its option agreement, and as of October 16, 2017, the Invenergy Wind non-controlling interest is no longer considered redeemable.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of September 30, 2017, the Company had outstanding letters of credit under the Revolver of $62.0 million and outstanding project-level letters of credit of $148.9 million. As of the date hereof, the Company is in the process of replacing letters of credit issued by the letter of credit issuing banks under the Revolver, which was terminated on October 17, 2017, with letters of credit issued under the New Revolver. Outstanding letters of credit will remain effective in accordance with their terms until they are replaced or expire.

Guarantee Agreements

The Company and its subsidiaries have provided guarantees to certain of its institutional tax equity investors and financing parties in connection with its tax equity financing transactions. These guarantees do not guarantee the returns targeted by the tax equity investors or financing parties, but rather support any potential indemnity payments payable under the tax equity agreements, including related to management of tax partnerships and recapture of tax credits or renewable energy grants in connection with transfers of the Company’s direct or indirect ownership interests in the tax partnerships to entities that are not qualified to receive those tax benefits. The Company and its subsidiaries have also provided guarantees in connection with acquisitions of third party assets or to support project contractual obligations, including renewable energy credit sales agreements. The Company and its subsidiaries have also provided other capped or limited contingent guarantees and other support obligations with respect to certain project-level indebtedness.

Commitments to Acquire Renewable Energy Facilities

As of September 30, 2017, the Company did not have any open commitments to acquire renewable energy facilities from third parties or SunEdison, other than as described with respect to the Invenergy Wind Option Agreements (as discussed and defined in Note 15. Related Parties). Under the Settlement Agreement with SunEdison, the option agreement between Terra LLC and Sun Edison LLC was rejected as of the effectiveness of the settlement which occurred upon the consummation of the

Merger with affiliates of Brookfield on October 16, 2017. As a result, the Company does not expect to be obligated to perform on its option agreement.

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

Securities Class Action

On April 4, 2016, a securities class action under federal securities laws (Chamblee v. TerraForm Power, Inc., et al., Case No. 1:16-cv-00981-JFM) (the "Chamblee Class Action") was filed in the United States District Court for the District of Maryland against the Company and two of its former officers (one of which was also a director of the Company) asserting claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a putative class. The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies, including with respect to disclosures regarding SunEdison’s internal controls and the Company's reliance on SunEdison. An amended complaint was filed on September 26, 2016 and a former officer and director of the Company were added as defendants. On October 4, 2016, the Judicial Panel on Multidistrict Litigation transferred this matter to the U.S. District Court for the Southern District of New York (SDNY) for consolidated or coordinated pretrial proceedings. On December 19, 2016, an initial case management conference was held in the multidistrict litigation proceedings in the SDNY. The Court entered an order requiring all parties to the multidistrict litigation to mediate and entered a partial stay of all proceedings through March 31, 2017. On March 24, 2017, the plaintiffs filed an amended complaint adding three additional directors and officers of the Company as defendants, as well as additional factual allegations. On June 9, 2017, the Company filed a motion to dismiss the case. After mediation, the parties agreed in principle to a settlement of $14.8 million on behalf of a putative settlement class containing all persons and entities that purchased or otherwise acquired the publicly traded securities of the Company between July 18, 2014 and March 15, 2016, expressly conditioned on, among other things, funding of the settlement by the Company’s directors’ and officers’ liability insurance providers to the satisfaction of the Company. As of the date hereof, the parties have agreed that $13.63 million of the settlement will be covered by the Company’s directors’ and officers’ liability insurance providers. On September 11, 2017, the Bankruptcy Court granted approval of the use of $13.63 million of proceeds to fund the settlement (see Note 15. Related Parties for further discussion). The Company, the Company’s directors’ and officers’ liability insurance providers and the Company’s co-defendants are in the process of finalizing documentation governing the use of the $13.63 million of proceeds from the insurance. On September 14, 2017, the U.S. District Court for the SDNY preliminarily approved the settlement and provided the Company with an express termination right in the event that the settlement is not timely funded with proceeds from the directors’ and officers’ liability insurance. A hearing on final approval of the settlement is scheduled for January 31, 2018. If a final resolution is achieved on the settlement, the Company's contribution to the settlement amount, net of the amount to be covered by insurance, would be $1.13 million. The Company reserved $1.13 million for its estimated probable loss related to this complaint as of December 31, 2016, which is the amount the Company would be prepared to fund the settlement out of its own funds. If the conditional settlement offer fails for any reason, including because the insurers do not make the requisite contribution to the settlement amount, the Company would continue to vigorously contest this claim.

The Company has agreed to issue additional shares of Class A common stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, upon the final resolution of the Chamblee Class Action. The Company and TerraForm Global, Inc. have entered into an agreement pursuant to which TerraForm Global, Inc. has agreed to indemnify and reimburse the Company for certain costs, fees and expenses related to the defense or settlement of the Chamblee Class Action that are not covered by insurance (excluding the $1.13 million settlement contribution). As a result, as of the date hereof, the Company does not expect to incur any material fees or expenses (excluding the $1.13 million settlement contribution) in connection with the Chamblee Class Action that would not be covered by insurance or indemnified and reimbursed by TerraForm Global, Inc.

Claim relating to First Wind Acquisition

On May 27, 2016, D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) filed an amended complaint for declaratory judgment against the

Company and Terra LLC in the Supreme Court of the State of New York alleging breach of contract with respect to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, the Company and Terra LLC and the First Wind Sellers. The amended complaint alleges that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by SunEdison's bankruptcy and by the resignations of two SunEdison employees. The amended complaint further alleges that the Company, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. The defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. The plaintiffs filed an opposition to the motion to dismiss on August 22, 2016. The defendants filed their reply on September 12, 2016. A hearing on the motion to dismiss took place on January 24, 2017. The Company is awaiting a decision on the motion to dismiss. No activity or proceedings have taken place in the lawsuit since the January 24, 2017 hearing.

On March 30, 2017, the Company filed a motion in the Bankruptcy Court seeking discovery against D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P. in connection with the litigation brought by the First Wind Sellers described above. A hearing on the motion was held on April 20, 2017. On June 16, 2017, the Bankruptcy Court denied the motion. As of the date hereof, the Company has not been granted discovery in connection with the litigation brought by the First Wind Sellers described above. The Company cannot predict the impact on this litigation of any information that may become available if discovery is ultimately permitted to be undertaken by the defendants or the plaintiffs.

The Company has agreed to issue additional shares of Class A common stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, upon the final resolution of the litigation brought by the First Wind Sellers described above. The amount, if any, of additional shares of Class A common stock to be issued to Orion Holdings will be determined based on a formula as described in greater detail in the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on September 6, 2017. As of the date hereof, the Company is unable to predict the quantum of any net losses arising from the litigation brought by the First Wind Sellers described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any such final resolution.

The issuance of additional shares to Orion Holdings would dilute the holdings of the Company's common stockholders and may negatively affect the value of the Company's common stock.

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

On February 21, 2017, Mr. Perez filed Gundin v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegation in Mr. Perez's Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the Southern District of New York where the Chamblee Class Action and other cases not involving the Company relating to the SunEdison Bankruptcy are being tried. The plaintiff did not oppose the transfer, which was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Perez's complaint.

The Company has agreed to issue additional shares of Class A common stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, upon the final resolution of the litigation brought by Mr. Perez described above. The amount, if any, of additional shares of Class A common stock to be issued to Orion Holdings will be determined based on a formula as described in greater detail in the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on September 6, 2017. As of the date hereof, the Company is unable to predict the quantum of any net losses arising from the litigation brought by Mr. Perez described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any such final resolution.

The issuance of additional shares to Orion Holdings would dilute the holdings of the Company's common stockholders and may negatively affect the value of the Company's common stock.

The Company reserved for its estimated loss related to this complaint as of December 31, 2016, which was not considered material to the Company's consolidated results of operations. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

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

On February 21, 2017, Mr. Domenech filed Domenech Zornoza v. TerraForm Global, Inc. et. al against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegations in Mr. Domenech's Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the Southern District of New York where the Chamblee Class Action and other cases not involving the Company relating to the SunEdison Bankruptcy are being tried. The plaintiff opposed the transfer. However, the transfer was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Domenech's complaint.

The Company has agreed to issue additional shares of Class A common stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, upon the final resolution of the litigation brought by Mr. Domenech described above. The amount, if any, of additional shares of Class A common stock to be issued to Orion Holdings will be determined based on a formula as described in greater detail in the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on September 6, 2017. As of the date hereof, the Company is unable to predict the quantum of any net losses arising from the litigation brought by Mr. Domenech described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any such final resolution.

The issuance of additional shares to Orion Holdings would dilute the holdings of the Company's common stockholders and may negatively affect the value of the Company's common stock.

The Company reserved for its estimated loss related to this complaint as of December 31, 2016, which was not considered material to the Company's consolidated results of operations. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

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

Threatened Avoidance Actions

On November 7, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed a motion with the Bankruptcy Court seeking standing to assert against the Company, on behalf of SunEdison, avoidance claims arising from payments and other intercompany transactions between the Company and SunEdison dating back to the Company’s initial public offering and including drop-down transactions involving the sale of renewable energy facilities by SunEdison to the Company. The Company’s objection to the standing motion was filed on November 29, 2016. As described in Note 1. Nature of Operations and Basis of Presentation and Note 15. Related Parties, the Company and SunEdison entered into the Settlement Agreement pursuant to which the Company and SunEdison released these claims and substantially all other intercompany claims between the Company and SunEdison upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017. Therefore, any claims with respect to these avoidance actions have been released.

15. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Basis of Presentation, as of September 30, 2017, TerraForm Power was a controlled affiliate of SunEdison, Inc. TerraForm Power is a holding company and its sole asset is an equity interest in Terra LLC, which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC. As a result of the consummation of the Merger on October 16, 2017, a change of control of TerraForm Power occurred, and Orion Holdings, which is an affiliate of Brookfield, now holds 51% of the voting securities of TerraForm Power. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield.

SunEdison Bankruptcy and Settlement with SunEdison

During the SunEdison Bankruptcy, SunEdison did not perform substantially as obligated under its agreements with the Company, including under its sponsor arrangement and certain O&M and asset management arrangements. In order to mitigate any adverse effects of this non-performance, the Company undertook a strategic initiative to transition away from SunEdison as a sponsor, including establishing a stand-alone corporate structure and seeking to retain third party or in-house solutions for project-level asset management and O&M. This transition away from SunEdison is expected to be complete in the fourth quarter of 2017.

As discussed in Note 1. Nature of Operations and Basis of Presentation, TerraForm Power entered into the Settlement Agreement with SunEdison on March 6, 2017. The Settlement Agreement was approved by the Bankruptcy Court and the effectiveness of the settlements, mutual intercompany releases and certain other terms and conditions occurred upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017. The effectiveness of these Settlement Agreement provisions has resolved claims between TerraForm Power and SunEdison, including, among other things, claims of SunEdison against the Company for alleged fraudulent and preferential transfers and claims of the Company against SunEdison, including those outlined in the initial proof of claim filed by the Company in the SunEdison Bankruptcy on September 25, 2016 and on October 7, 2016. Under the Settlement Agreement, all such claims have been mutually released, and any agreements between SunEdison Debtors and SunEdison parties to the Settlement Agreement on the one hand and the Company on the other hand have been deemed rejected, subject to certain limited exceptions, without further liability, claims or damages on the part of the Company. Upon the effectiveness of this mutual release, the agreements with SunEdison described below were deemed rejected (other than the insurance allocation agreements and the corporate-level transition services agreement which is expected to be extended through the end of the fourth quarter of 2017 with respect to certain information technology services as discussed below).

Management Services Agreement

Historically, general and administrative expenses - affiliate primarily represented costs incurred by SunEdison for services provided to the Company pursuant to the management services agreement ("MSA"). Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) 2.5% of the Company's cash available for distribution in 2015, 2016, and 2017 (not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017), and (ii) an amount equal to SunEdison's or other service provider's actual cost in 2018 and thereafter. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some management and administrative services to the Company, including employee compensation and benefit costs, human resources, information technology and communications, but stopped providing (or reimbursing the Company for) other services pursuant to the MSA. Costs for services that SunEdison stopped providing or reimbursing the Company for are included within general and administrative expenses in the unaudited condensed consolidated statements of operations. Further, as discussed under the Transition Services Agreement section below, the Company entered into a corporate-level transition services agreement with SunEdison on September 7, 2017 that retroactively applied to transition services provided from and after February 1, 2017. The services that SunEdison continued to provide under the MSA are covered under this corporate-level transition services agreement since February 1, 2017, and as a result general and administrative expenses - affiliate for 2017 primarily represents amounts incurred by the Company under this transition services agreement with SunEdison. General and administrative expenses - affiliate were $2.2 million and $6.9 million for the three and nine months ended September 30, 2017, respectively, and were $2.9 million and $10.6 million, respectively, during the same periods in 2016, as reported in the unaudited condensed consolidated statements of operations. As discussed above, pursuant to the Settlement Agreement entered into with SunEdison, and upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017, the MSA was rejected without further liability, claims or damages on the part of the Company. The Company expects to extend the effectiveness of the corporate-level transition services agreement with respect to information technology services through the end of November 2017.

O&M and Asset Management Services

O&M services, as well as asset management services, have historically been provided to the Company substantially by SunEdison pursuant to contractual agreements. The Company has been in the process of transitioning away from SunEdison for these services and this transition is substantially complete as of the date hereof. As described below, the Company entered into certain transition services agreements with SunEdison in 2017 with respect to these services to facilitate this transition. Total costs incurred for O&M and asset management services from SunEdison were $1.2 million and $10.2 million during the three and nine months ended September 30, 2017, respectively, and were $7.1 million and $22.9 million, respectively, during the same periods in 2016. These costs are reported as cost of operations - affiliate in the unaudited condensed consolidated statements of operations.

Transition Services Agreements

In the first half of 2017, the Company entered into certain transition services agreements with SunEdison with respect to project-level O&M and asset management services provided by SunEdison. These transition services agreements allowed the Company, among other things, to hire employees of SunEdison that were performing these project-level services for the Company. These transition services agreements also allowed the Company to terminate project-level asset management and

O&M services on 10 days advance notice. Under these agreements, the Company agreed to indemnify SunEdison for certain losses and liabilities to the extent SunEdison failed to perform services under existing services contracts as a result of the transition of SunEdison employees to the Company. SunEdison also continued to provide certain project related services for a transitional period. $1.9 million was incurred and paid to SunEdison in the first quarter of 2017 in connection with these project-level transition services agreements and is included in the cost of operations - affiliate amount for the nine months ended September 30, 2017 discussed above. There were no material incremental fees directly paid to SunEdison in connection with these project-level transition services agreements subsequent to the first quarter, as the Company hired a substantial number of the SunEdison employees that were performing the services covered under these agreements in the second quarter of 2017.

On September 7, 2017, the Company entered into a corporate-level transition services agreement with SunEdison. Pursuant to the terms of this agreement, SunEdison continued to provide the Company, on an interim basis, certain services that SunEdison historically provided the Company. These services included, without limitation, services related to information technology, tax, human resources, treasury, finance and controllership. The Company paid SunEdison certain monthly fees in exchange for SunEdison's provision of the transition services. In addition to the services provided by SunEdison, the corporate-level transition services agreement contemplated that the Company would provide certain services to SunEdison. These specific services were determined based on the needs of the parties, and were charged at rates consistent with past practice. This transition service agreement, and the parties' obligations thereunder, applied retroactively to transition services provided from and after February 1, 2017. The Company expects to extend the effectiveness of this agreement with respect to certain information technology services through the end of the fourth quarter of 2017.

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

During the first quarter of 2017, the Company received $7.0 million from SunEdison in satisfaction of outstanding claims made under engineering, procurement and construction contracts, of which $4.8 million related to the Company's renewable energy facility located in Chile and compensated the relevant project company as the facility's performance during the warranty period was below that guaranteed by an affiliate of SunEdison under the applicable EPC contract. These receipts were treated as equity contributions from SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2017. As discussed above, pursuant to the Settlement Agreement entered into with SunEdison, and upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017, these construction and related contracts were rejected without further liability, claims or damages on the part of the Company.

Amended Interest Payment Agreement

On January 28, 2015, Terra LLC and Terra Operating LLC entered into an amended and restated interest payment agreement (the “Amended Interest Payment Agreement”) with SunEdison. Pursuant to the Amended Interest Payment Agreement, SunEdison agreed to pay amounts equal to a portion of each scheduled interest payment of the Senior Notes due 2023, beginning with the first scheduled interest payment on August 1, 2015, and continuing through the scheduled interest payment on August 1, 2017. The Company received an $8.0 million equity contribution from SunEdison pursuant to the Amended Interest Payment Agreement during the first quarter of 2016, which was accrued for as of the end of 2015. As of the first quarter of 2016, the Company had received a cumulative amount of $24.0 million under the Amended Interest Payment Agreement and initial interest payment agreement from SunEdison with $24.0 million of scheduled payments due in future periods. The Company has not received any payments from SunEdison pursuant to the Amended Interest Payment Agreement since the first quarter of 2016. As discussed above, pursuant to the Settlement Agreement entered into with SunEdison, and upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017, the Amended Interest Payment Agreement was rejected without further liability, claims or damages on the part of the Company.

Support Agreement and Intercompany Agreement

The Company entered into a project support agreement with SunEdison (the "Support Agreement") on July 23, 2014, which provided the Company the option to purchase additional renewable energy facilities from SunEdison. The Support Agreement also provided the Company a right of first offer with respect to certain other renewable energy facilities. During the first quarter of 2016, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW from SunEdison under the Support Agreement. The Company paid SunEdison $39.0 million for the acquisition of these facilities, of which $9.7 million was paid in the first quarter of 2016 and $29.3 million was paid in the third quarter of 2016. The Company has not acquired any renewable energy facilities from SunEdison since the first quarter of 2016.

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

As discussed above, pursuant to the Settlement Agreement entered into with SunEdison, and upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017, the Support Agreement and Intercompany Agreement were rejected without further liability, claims or damages on the part of the Company.

The Company continues to maintain a call right over 0.5 GW (net) of operating wind power plants that are owned by a warehouse vehicle that was owned and arranged by SunEdison (the "AP Warehouse"). SunEdison sold its equity interest in the AP Warehouse to an unaffiliated third party.

Insurance Allocation Agreements

     The Company, TerraForm Global, Inc., SunEdison and certain of their respective directors and officers shared $150.0 million of directors’ and officers’ liability insurance policies that covered the period from July 15, 2015 to July 14, 2016 (the “D&O Insurance”). SunEdison and the independent directors of SunEdison (the “SUNE D&O Parties”) entered into an agreement, dated March 27, 2017 and amended on June 7, 2017, with the Company, TerraForm Global, Inc., their respective current directors (as of that date) and certain of their respective current officers (as of that date) (the “YieldCo D&O Parties”) related to the D&O Insurance. Among other things, this agreement provides that: (i) the YieldCo D&O Parties consent to a $32.0 million payment to SunEdison from the D&O Insurance in connection with the settlement of claims proposed to be brought by the unsecured creditors’ committee in the SunEdison Bankruptcy under a motion in the SunEdison Bankruptcy case for derivative standing; (ii) for a specified period of time, the SUNE D&O Parties and the YieldCo D&O Parties agree to cooperate in trying to reach settlements of certain lawsuits pending against the YieldCo D&O Parties arising from a variety of alleged prepetition actions and transactions, including, but not limited to, the initial public offering of TerraForm Global, Inc. and other securities transactions, and SunEdison agrees to consent to such proposed settlements to be funded by up to $32.0 million from the D&O Insurance; and (iii) for a specified period of time, SunEdison, its independent directors, the Company and TerraForm Global, Inc. will not assert certain payment priority provisions of the D&O Insurance. The agreement was approved by the Bankruptcy Court on June 28, 2017.

On August 31, 2017, the Company, TerraForm Global, Inc., SunEdison and certain of their respective current and former directors and officers entered into a second agreement related to the D&O insurance, which the Company refers to as the second D&O insurance allocation agreement. Among other things, the second D&O insurance allocation agreement provided that: (i) no party to the second D&O insurance allocation agreement would object to the settlement of the Chamblee Class Action (as discussed in Note 14. Commitments and Contingencies) with the use of $13.63 million of the D&O insurance; (ii) no party to the second D&O insurance allocation agreement would object to the settlement of the derivative action on behalf of TerraForm Global, Inc. captioned Aldridge v. Blackmore, et al., No. 12196-CB (Del. Ch.), with the use of $20.0 million of the D&O insurance; (iii) TerraForm Global, Inc. would have the full and exclusive right to an additional $20.0 million of the remaining limit of the D&O insurance for use in its sole discretion; (iv) the Company and TerraForm Global, Inc. would also have access to an additional D&O insurance payment of $0.4 million for defense costs; (v) SunEdison’s current and former directors and officers would have the full and exclusive rights to the remaining limits of the D&O insurance; and (vi) all parties to the second D&O insurance allocation agreement waived any right they might otherwise have under the D&O insurance to request or instruct the insurers to defer or stop any insurance payments to which the Company is entitled under the second insurance allocation agreement. On September 11, 2017, the Bankruptcy Court granted approval of the second D&O insurance allocation. In connection with the second D&O insurance allocation agreement, the Company and TerraForm Global, Inc. entered into an agreement pursuant to which TerraForm Global, Inc. agreed to indemnify and reimburse the Company for certain legal costs and expenses related to the defense or settlement of the Chamblee Class Action that are not covered by the D&O insurance.

In addition to the insurance allocation agreements, from time to time, the Company agreed to orders or stipulations with SunEdison and TerraForm Global, Inc. in connection with the SunEdison Bankruptcy related to, among other things, insurance proceeds, interim operating protocols, bankruptcy filing protocols and other matters.

Due to SunEdison and affiliates, net

All amounts incurred by the Company and not paid as of the balance sheet date for asset management, O&M and transition services received from SunEdison are reported as a payable to SunEdison, and services provided to SunEdison under the transition services agreement that SunEdison has not paid for as of the balance sheet date are recorded as a receivable from SunEdison. Additionally, amounts owed to the Company from TerraForm Global, Inc. as discussed below are recorded as a receivable from TerraForm Global, Inc. As of September 30, 2017 and December 31, 2016, the Company had a net payable to SunEdison and its affiliates of $15.8 million and $16.7 million, respectively, which is reported as Due to SunEdison and affiliates, net in the unaudited condensed consolidated balance sheets. As a result of the SunEdison Bankruptcy, the Company recognized a $0.8 million loss within loss on receivables - affiliate in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016 related to recording a bad debt reserve for outstanding receivables from the SunEdison Debtors.

Arrangements with TerraForm Global

In January 2017, the Company entered into a Use and Occupancy Agreement with TerraForm Global, LLC, pursuant to which the Company granted a license to use its office space in Bethesda, Maryland that is leased by the Company and is the shared corporate headquarters of the Company and TerraForm Global, Inc. until the earlier to occur of June 30, 2018 and the termination of the underlying lease. TerraForm Global, LLC has agreed to pay the Company for one-third of the rent and other amounts due to the landlord under the underlying lease, which is expected to be equal to an aggregate of $0.8 million in 2017, and certain additional service fees. For the nine months ended September 30, 2017, $0.6 million was charged to TerraForm Global, LLC under this agreement.

In addition, certain employees of the Company during the nine months ended September 30, 2017, provided general management services to TerraForm Global, Inc., and a portion of the costs associated with such employees during that time was allocated to TerraForm Global, Inc. As of September 30, 2017, the cost charged to TerraForm Global, Inc. for these services was $0.6 million.

As of September 30, 2017 and December 31, 2016, the Company had a net receivable from TerraForm Global, Inc. of $2.7 million and $0.8 million, respectively, which is reported within Due to SunEdison and affiliates, net in the unaudited condensed consolidated balance sheets.

Incentive Distribution Rights

Immediately prior to the completion of the IPO on July 23, 2014, Terra LLC entered into the Amended and Restated Operating Agreement of Terra LLC which granted SunEdison 100% of the IDRs of Terra LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit (the "Minimum Quarterly Distribution") and the target distribution levels have been achieved. SunEdison has held 100% of the IDRs since the completion of the IPO. As of September 30, 2017 and December 31, 2016, there were no Class B1 units of Terra LLC outstanding. There were no payments for IDRs made by the Company during the three and nine months ended September 30, 2017 and 2016.

As discussed in Note 1. Nature of Operations and Basis of Presentation, SunEdison transferred all of the outstanding

IDRs of Terra LLC held by SunEdison or certain of its affiliates to Brookfield IDR Holder at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC as discussed below under Brookfield Sponsorship Transaction.

Commitments to Acquire Renewable Energy Facilities from SunEdison

As of September 30, 2017, the Company did not have any open commitments to acquire renewable energy facilities from SunEdison, other than as discussed and defined directly below with respect to the Invenergy Wind Option Agreements.

In connection with the Company's acquisition of certain operating wind power plants from Invenergy Wind in December of 2015, Sun Edison LLC, a wholly owned subsidiary of SunEdison, acting as intermediary, entered into certain option arrangements with Invenergy Wind for its remaining 9.9% interest in the acquired companies that are located in the U.S. (the "Invenergy Wind Interest"). Simultaneously, Terra LLC entered into a back to back option agreement with Sun Edison LLC on substantially identical terms (collectively the "Option Agreements"). The Option Agreements effectively permit (i) Terra LLC to exercise a call option to purchase the Invenergy Wind Interest over a 180-day period beginning on September 30, 2019, and (ii) Invenergy Wind to exercise a put option with respect to the Invenergy Wind Interest over a 180-day period beginning on September 30, 2018. The exercise prices of the put and call options described above would be based on the determination of the fair market value of the Invenergy Wind Interest at the time the relevant option is exercised, subject to certain minimum and maximum thresholds set forth in the Option Agreements. As part of the Settlement Agreement, with certain limited exceptions, all agreements, including the Option Agreement between Terra LLC and Sun Edison LLC, were rejected as of the effectiveness of the settlement, which occurred upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017. As a result, the Company does not expect to be obligated to perform on its Option Agreement.

Brookfield Sponsorship Transaction

As discussed in Note 1. Nature of Operations and Basis of Presentation, pursuant to the Merger Agreement, at or prior to the effective time of the Merger that occurred on October 16, 2017, the Company and Orion Holdings (or one of its affiliates), among other parties, entered into a suite of agreements providing for sponsorship arrangements, as are more fully described below.

Brookfield Master Services Agreements

In connection with the consummation of the Merger, the Company entered into a master services agreement with Brookfield and certain affiliates of Brookfield (collectively, the "MSA Providers") pursuant to which the MSA Providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to the master services agreement, the Company will pay a base management fee on a quarterly basis that will be paid in arrears and calculated as follows:

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

Relationship Agreement

In connection with the consummation of the Merger, the Company entered into a relationship agreement (the "Relationship Agreement") with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield.

Governance Agreement

In connection with the consummation of the Merger, the Company entered into a governance agreement (the “Governance Agreement”) with Orion Holdings and any controlled affiliate of Brookfield (other than the Company and its controlled affiliates) that by the terms of the Governance Agreement from time to time becomes a party thereto. The Governance Agreement establishes certain rights and obligations of the Company and controlled affiliates of Brookfield that own voting securities of the Company relating to the governance of the Company and the relationship between such affiliates of Brookfield and the Company and its controlled affiliates.

Brookfield Registration Rights Agreement

The Company also entered into a registration rights agreement (the “Brookfield Registration Rights Agreement”) on October 16, 2017 with Orion Holdings. The Brookfield Registration Rights Agreement governs Orion Holdings’ and the Company’s rights and obligations with respect to the registration for resale of all or a part of the Class A shares that Orion Holdings now holds following the Merger.

New Terra LLC Agreement

As discussed above, SunEdison transferred all of the outstanding IDRs of Terra LLC held by SunEdison or certain of its affiliates to Brookfield IDR Holder at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC (the “New Terra LLC Agreement”). The New Terra LLC Agreement, among other things, resets the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC will be distributed on a quarterly basis as follows:

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

16. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments comprise the Company's entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three and nine months ended September 30, 2017 and 2016 were earned by the Company's reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$107,256	$46,174	$—	$153,430	$125,644	$52,474	$—	$178,118
Depreciation, accretion and amortization expense	27,418	33,937	475	61,830	29,243	28,400	345	57,988
Other operating costs and expenses	20,047	26,833	20,034	66,914	19,613	25,520	24,289	69,422
Interest expense, net	14,850	22,435	32,947	70,232	22,020	20,637	30,161	72,818
Other non-operating (income) expenses, net	(854)	(42)	(7,197)	(8,093)	2,206	11	2,244	4,461
Income tax (benefit) expense[1]	—	—	(2,633)	(2,633)	—	—	1,140	1,140
Net income (loss)	$45,795	$(36,989)	$(43,626)	$(34,820)	$52,562	$(22,094)	$(58,179)	$(27,711)

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$274,742	$200,190	$—	$474,932	$314,379	$204,957	$—	$519,336
Depreciation, accretion and amortization expense	82,093	101,992	1,954	186,039	90,137	87,402	487	178,026
Other operating costs and expenses	51,871	76,775	97,946	226,592	57,745	73,014	64,780	195,539
Interest expense, net	54,373	64,664	87,712	206,749	89,365	64,366	89,380	243,111
Gain on sale of renewable energy facilities	(37,116)	—	—	(37,116)	—	—	—	—
Other non-operating (income) expenses, net	(1,768)	581	(9,390)	(10,577)	975	230	4,493	5,698
Income tax (benefit) expense[1]	—	—	(4,982)	(4,982)	—	—	3,115	3,115
Net income (loss)	$125,289	$(43,822)	$(173,240)	$(91,773)	$76,157	$(20,055)	$(162,255)	$(106,153)
Balance Sheet
Total assets[2]	$2,926,805	$3,535,306	$409,132	$6,871,243	$3,595,387	$3,609,471	$501,007	$7,705,865
———

(1)	Income tax (benefit) expense is not allocated to the Company's Solar and Wind segments.

(2)	Represents total assets as of September 30, 2017 and December 31, 2016, respectively.

17. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2017:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(22,133)	$45,045	$22,912
Net unrealized gain arising during the period (net of tax expense of $5,921)	12,136	27,960	40,096
Reclassification of net realized loss (gain) into earnings:
Interest expense, net (net of tax benefit of $2,401)	—	3,163	3,163
Operating revenues, net (net of tax expense of $2,801)	—	(3,690)	(3,690)
Gain on sale of renewable energy facilities (net of tax benefit of $8,858)[1]	14,741	—	14,741
Other comprehensive income	26,877	27,433	54,310
Accumulated other comprehensive income	4,744	72,478	77,222
Less: Other comprehensive income attributable to non-controlling interests	1,250	18,638	19,888
Balance as of September 30, 2017	$3,494	$53,840	$57,334
———

(1)
Represents reclassification of the accumulated foreign currency translation loss for the U.K. Portfolio, as the Company's sale of this portfolio closed in the second quarter of 2017 as discussed in Note 2. Assets Held for Sale.

The following tables present each component of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized gain (loss) arising during the period	$6,944	$(409)	$6,535	$(6,158)	$—	$(6,158)
Hedging activities:
Net unrealized gain (loss) arising during the period	18,370	(1,032)	17,338	14,258	—	14,258
Reclassification of net realized loss (gain) into earnings	100	(6)	94	3,164	—	3,164
Other comprehensive income (loss)	$25,414	$(1,447)	23,967	$11,264	$—	11,264
Less: Other comprehensive income attributable to non-controlling interests, net of tax			8,766			4,850
Other comprehensive income attributable to Class A common stockholders			$15,201			$6,414

	Nine Months ended September 30,
	2017			2016
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:
Net unrealized gain (loss) arising during the period	$15,376	$(3,240)	$12,136	$(2,442)	$—	$(2,442)
Reclassification of net realized loss (gain) into earnings[1]	23,599	(8,858)	14,741	—	—	—
Hedging activities:
Net unrealized gain (loss) arising during the period	30,641	(2,681)	27,960	(32,348)	—	(32,348)
Reclassification of net realized (gain) loss into earnings[2]	(927)	400	(527)	15,667	—	15,667
Other comprehensive income (loss)	$68,689	$(14,379)	54,310	$(19,123)	$—	(19,123)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax			19,888			(6,819)
Other comprehensive income (loss) attributable to Class A common stockholders			$34,422			$(12,304)
———

(1)
Represents reclassification of the accumulated foreign currency translation loss for the U.K. Portfolio, as the Company's sale of this portfolio closed in the second quarter of 2017 as discussed in Note 2. Assets Held for Sale. The before tax amount of $23.6 million was recognized within gain on sale of renewable energy facilities in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

(2)
Includes $15.9 million loss reclassification for the nine months ended September 30, 2016 that occurred subsequent to the Company's discontinuation of hedge accounting in the second quarter of 2016 for interest rate swaps within the U.K. Portfolio as discussed in Note 8. Derivatives. As discussed above, the Company's sale of the U.K. Portfolio closed in the second quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. ("TerraForm Power") owns and operates a high-quality, diversified portfolio of solar and wind assets located primarily in the United States, totaling more than 2,600 megawatts ("MW") of installed capacity. TerraForm Power has a mandate to acquire operating solar and wind assets in North America and Western Europe. It is sponsored by Brookfield Asset Management Inc. ("Brookfield"), a leading global alternative asset manager with more than $250 billion of assets under management.

TerraForm Power’s objective is to deliver an attractive and sustainable total annual return of 12% to shareholders, comprised of a strong dividend yield and target annual dividend growth of 5-8%.

TerraForm Power is a holding company and its sole asset is an equity interest in TerraForm Power, LLC, or "Terra LLC." TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC.

Recent Developments

Regaining of NASDAQ Compliance

On October 3, 2017, we received a notification letter from a Hearings Advisor from the NASDAQ Office of General Counsel informing us that we had regained compliance with Listing Rule 5250(c)(1) and Listing Rule 5620(a), as required by the hearing panel’s decision dated November 15, 2016, as modified on March 20, 2017 and June 29, 2017, and are in compliance with other applicable requirements as set forth in the decision and required for listing on the NASDAQ Global Select Market. Accordingly, the hearings panel has determined to continue the listing of the Company’s securities on the NASDAQ Global Select Market.

Merger Consummation and Brookfield Sponsorship Transaction

Pursuant to the definitive merger and sponsorship transaction agreement (the “Merger Agreement”) that the Company entered into on March 6, 2017 with Orion US Holdings 1 L.P. ("Orion Holdings") and BRE TERP Holdings Inc. ("Merger Sub"), a wholly-owned subsidiary of Orion Holdings, which are both affiliates of Brookfield, on October 16, 2017, after all conditions to closing were satisfied (including obtaining the requisite stockholder approvals), Merger Sub merged with and into TerraForm Power (the “Merger”), with TerraForm Power continuing as the surviving corporation in the Merger. Immediately following the consummation of the Merger, there were 148,224,429 Class A shares of TerraForm Power outstanding and Orion Holdings holds 51% of such shares, which represents 51% of the voting securities of the Company. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company and TerraForm Global, Inc. and it subsidiaries, "SunEdison") and is now a controlled affiliate of Brookfield.

In addition, pursuant to the Merger Agreement, at or prior to the effective time of the Merger, the Company and Orion Holdings (or one of its affiliates), among other parties, entered into a suite of agreements providing for sponsorship arrangements, including a master services agreement, relationship agreement, governance agreement and a sponsor line of credit (the "Sponsorship Agreements"), as are more fully described in Note 15. Related Parties and Note 6. Long-term Debt to our unaudited condensed consolidated financial statements. The relationship agreement that we entered into with Brookfield (the "Relationship Agreement") governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield.

Prior to the consummation of the Merger, SunEdison, Inc. was the indirect holder of 100% of the shares of Class B common stock of TerraForm Power and held approximately 83.9% of the combined total voting power of the holders of TerraForm Power’s Class A common stock and Class B common stock. Concurrently with the Company’s entry into the Merger Agreement, the Company and SunEdison also entered into a settlement agreement (the “Settlement Agreement”). Under the Settlement Agreement, in connection with the closing of the Merger, SunEdison exchanged all of the Class B units held by SunEdison or any of its controlled affiliates in Terra LLC for 48,202,310 Class A shares of TerraForm Power, effective immediately prior to the effective time of the Merger, and as a result of such exchange, all shares of Class B common stock of TerraForm Power were automatically redeemed and retired. Pursuant to the Settlement Agreement, immediately following such exchange, the Company issued to SunEdison additional Class A shares such that immediately prior to the effective time of the Merger, SunEdison and certain of its affiliates held an aggregate number of Class A shares equal to 36.9% of the Company’s fully diluted share count. SunEdison and certain of its affiliates also transferred all of the outstanding incentive distribution rights (“IDRs”) of Terra LLC held by SunEdison or certain of its affiliates to BRE Delaware, Inc. (the "Brookfield IDR Holder") at the effective time of the Merger. Upon the consummation of the Merger, all agreements between the Company and the SunEdison Debtors were rejected, subject to certain limited exceptions, without further liability, claims or damages on the part of the Company. The settlements, mutual release and certain other terms and conditions of the Settlement Agreement also became effective upon the consummation of the Merger. Refer to Note 15. Related Parties to our unaudited condensed consolidated financial statements for further discussion.

Governance and management changes

Upon the consummation of the Merger, in accordance with the Merger Agreement, the size of the Company's Board of Directors (the "Board") was set at seven members, of whom four are designated by Orion Holdings and three are independent directors chosen from the Company’s pre-merger board of directors.

Resignation of Ms. Kerri L. Fox and Messrs. Peter Blackmore, Christopher Compton, Hanif “Wally” Dahya, David Pauker, Marc S. Rosenberg and John F. Stark from the Board

On October 16, 2017, Ms. Kerri L. Fox and Messrs. Peter Blackmore, Christopher Compton, Hanif “Wally” Dahya, David Pauker, Marc S. Rosenberg and Jack F. Stark resigned from their respective positions as directors of the Board. Each of their respective resignations was effective immediately following the effective time of the Merger. Each of their respective resignations was not the result, in whole or in part, of any disagreement with the Company. Messrs. Compton, Dahya and Stark were members of the audit committee of the Board. Messrs. Compton and Stark were members of the compensation committee of the Board. Ms. Fox and Messrs. Pauker and Rosenberg were members of the corporate governance and conflicts committee of the Board. Mr. Stark was a member of the transition committee of the Board.

Resignation of Mr. Peter Blackmore as Interim Chief Executive Officer

On October 16, 2017, effective immediately following the effective time of the Merger, Mr. Blackmore resigned from his position as the Interim Chief Executive Officer of the Company. Mr. Blackmore’s resignation as the Interim Chief Executive Officer of the Company was not the result, in whole or in part, of any disagreement with the Company.

Removal of Ms. Rebecca Cranna as Executive Vice President and Chief Financial Officer

On October 16, 2017, effective immediately following the effective time of the Merger, Ms. Cranna was removed by the board of directors of the Company from her position as the Executive Vice President and Chief Financial Officer of the Company. Ms. Cranna’s removal as the Executive Vice President and Chief Financial Officer of the Company was not the result, in whole or in part, of any disagreement with the Company.

Removal of Mr. Sebastian Deschler as Senior Vice President, General Counsel and Secretary

On October 16, 2017, effective immediately following the effective time of the Merger, Mr. Deschler was removed by the board of directors of the Company from his position as the Senior Vice President, General Counsel and Secretary of the Company. Mr. Deschler’s removal as the Senior Vice President, General Counsel and Secretary of the Company was not the result, in whole or in part, of any disagreement with the Company.

Election of Messrs. Brian Lawson, Harry Goldgut, Richard Legault, Sachin Shah and Mark “Mac” McFarland to the Board

On October 16, 2017, effective immediately following the effective time of the Merger and the resignation of Ms. Fox and Messrs. Blackmore, Compton, Dahya, Pauker, Rosenberg and Stark from their respective positions as directors of the Board, Messrs. Brian Lawson, Harry Goldgut, Richard Legault, Sachin Shah and Mark “Mac” McFarland became directors of the Board. The Company believes that Mr. McFarland qualifies as an independent director under applicable stock exchange rules.

Election of Mr. John Stinebaugh as Chief Executive Officer

On October 16, 2017, effective as of the effective time of the Merger, Mr. John Stinebaugh was elected as the Chief Executive Officer of the Company.

Election of Mr. Matthew Berger as Chief Financial Officer

On October 16, 2017, effective as of the effective time of the Merger, Mr. Matthew Berger was elected as the Chief Financial Officer of the Company.

Election of Ms. Andrea Rocheleau as General Counsel

On October 16, 2017, effective as of the effective time of the Merger, Ms. Andrea Rocheleau was elected as the General Counsel of the Company.

Election of Ms. Valerie Hannah as Chief Operating Officer

On October 16, 2017, effective as of the effective time of the Merger, Ms. Valerie Hannah was elected as the Chief Operating Officer of the Company.

Reconstitution of the Audit Committee

On October 16, 2017, the Board amended and restated the Charter of the Audit Committee, a copy of which is available on the Company’s corporate website, http://www.terraformpower.com. On October 16, 2017, the Board reconstituted the Audit Committee of the Board. Following the reconstitution of the Audit Committee, the Audit Committee consists of three members, Messrs. Fong, Hall and McFarland. Mr. McFarland was appointed to the Audit Committee by the Board on October 16, 2017. Mr. Fong has been designated as the chairperson of the Audit Committee.

Reconstitution of the Conflicts Committee

On October 16, 2017, effective as of the effective time of the Merger, the Board amended and restated the Charter of the Corporate Governance and Conflicts Committee, a copy of which is available on the Company’s corporate website, http://www.terraformpower.com. In addition, the Board renamed the Corporate Governance and Conflicts Committee as the “Conflicts Committee.”

Following the effective time of the Merger and the reconstitution of the Conflicts Committee, the Conflicts Committee consists of three members, Messrs. Fong, Hall and McFarland. Mr. McFarland was appointed to the Conflicts Committee by the Board on October 16, 2017. Mr. McFarland has been designated as the chairperson of the Conflicts Committee.

Creation of the Corporate Governance and Nominations Committee

On October 16, 2017, the Board created a Corporate Governance and Nominations Committee of the Board (the “Governance Committee”).

The duties and responsibility of the Governance Committee are provided in a written charter of the Governance Committee which was adopted by the Board and a copy of which is available on the Company’s corporate website, http://www.terraformpower.com.

The Governance Committee consists of three members, Messrs. Fong, Hall and Goldgut. Mr. Goldgut was appointed to the Governance Committee by the Board on October 16, 2017. Mr. Goldgut has been designated as the chairperson of the Governance Committee.

Dissolution of Compensation Committee and Transition Committee

On October 16, 2017, the Board dissolved the compensation committee of the Board and the transition committee of the Board.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2016 through September 30, 2017:

	Net Nameplate Capacity (MW)[1]		Weighted Average Remaining Duration of PPA (Years)[2]
		Number of Sites
Description
Total Portfolio as of December 31, 2016	2,983.1	2,503	15
Sale within U.K. Solar Utility Portfolio	(365.0)	(24)	(13)
Sale within U.S. Solar Distributed Generation Portfolio	(11.7)	(1,946)	(17)
Total Portfolio as of September 30, 2017	2,606.4	533	14
——————

(1)	Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the
Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Calculated as of December 31, 2016 and September 30, 2017, respectively.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, Chile and the United Kingdom with a combined nameplate capacity of 2,606.4 MW as of September 30, 2017. These renewable energy facilities generally have long-term power purchase agreements ("PPAs") with creditworthy counterparties. Our PPAs have a weighted average (based on MW) remaining life of 14 years as of September 30, 2017.

The following table summarizes our portfolio as of September 30, 2017:

Description	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]	Counterparty Credit Rating[3]
Solar Distributed Generation:
U.S.	404.0	395.7	469	16	AA- / Aa3
Canada	8.5	8.5	20	16	NR / Aa2
Total Solar Distributed Generation	412.5	404.2	489	16	AA- / Aa3

Solar Utility:
U.S.	498.6	498.6	20	19	A+ / Aa3
Canada	59.4	59.4	4	17	NR / Aa2
U.K.	11.1	11.1	1	12	A- / Baa1
Chile	101.6	101.6	1	16	BB+ / NR
Total Solar Utility	670.7	670.7	26	19	A / Aa3

Wind Utility:
U.S.	1,536.3	1,453.5	17	12	A / A1
Canada	78.0	78.0	1	13	NR / Aa2
Total Wind Utility	1,614.3	1,531.5	18	12	A / A1

Total Renewable Energy Facilities	2,697.5	2,606.4	533	14	A / Aa3
———

(1)	Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the
Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Represents weighted-average remaining PPA lives calculated as of September 30, 2017.

(3)
Represents counterparty credit rating issued by S&P and/or Moody's as of October 20, 2017. The percentage of counterparties based on MW that are rated by S&P and/or Moody's for the U.S. Solar Distributed Generation portfolio and U.S. Solar Utility portfolio is 86% and 89%, respectively. For all other portfolios, the percentage of counterparties that are rated by S&P and/or Moody's is 100%.

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

Pursuant to the Settlement Agreement entered into with SunEdison (as discussed in Recent Developments), and upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017, the Support Agreement and Intercompany Agreement were rejected without further liability, claims or damages on the part of the Company.

We continue to maintain a call right over 0.5 GW (net) of interests in operating wind power plants that are owned by a warehouse vehicle that was owned and arranged by SunEdison (the "AP Warehouse"). SunEdison sold its equity interest in the AP Warehouse to an unaffiliated third party.

Key Metrics

Operating Metrics

Net nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in net nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Net nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure net nameplate capacity for solar generation facilities in MW (DC) and for wind power plants in MW (AC). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined net nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our net nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate net nameplate capacity of 2,606.4 MW as of September 30, 2017.

Gigawatt hours sold

Gigawatt hours sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track gigawatt hours sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities for the three and nine months ended September 30, 2017 were 524.4 GWh and 1,533.5 GWh, respectively, as compared to 669.5 GWh and 1,840.9 GWh for the same periods in the prior year. Our GWh sold for wind power plants for the three and nine months ended September 30, 2017 were 853.9 GWh and 3,890.1 GWh, respectively, as compared to 1,032.8 GWh and 3,971.1 GWh for the same periods in the prior year.

Consolidated Results of Operations

The amounts shown in the table below represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest. The results of the Company include the operating results of Terra LLC for the three and nine months ended September 30, 2017 and $1.0 million and $4.3 million of stock-based compensation expense, respectively, which is reflected in the operating results of TerraForm Power. Stock-based compensation expense of $0.8 million and $2.1 million is included in the operating results of TerraForm Power for the same periods in the prior year, respectively. The following table illustrates the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2017 compared to the same periods in the prior year:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Operating revenues, net	$153,430	$178,118	$474,932	$519,336
Operating costs and expenses:
Cost of operations	41,859	32,820	108,402	94,534
Cost of operations - affiliate	1,199	7,149	10,224	22,898
General and administrative expenses	21,664	26,510	99,644	64,750
General and administrative expenses - affiliate	2,192	2,943	6,893	10,614
Acquisition and related costs	—	—	—	2,743
Impairment of renewable energy facilities	—	—	1,429	—
Depreciation, accretion and amortization expense	61,830	57,988	186,039	178,026
Total operating costs and expenses	128,744	127,410	412,631	373,565
Operating income	24,686	50,708	62,301	145,771
Other expenses (income):
Interest expense, net	70,232	72,818	206,749	243,111
Gain on sale of renewable energy facilities	—	—	(37,116)	—
(Gain) loss on foreign currency exchange, net	(1,078)	3,913	(5,695)	4,161
Loss on receivables - affiliate	—	—	—	845
Other (income) expenses, net	(7,015)	548	(4,882)	692
Total other expenses, net	62,139	77,279	159,056	248,809
Loss before income tax (benefit) expense	(37,453)	(26,571)	(96,755)	(103,038)
Income tax (benefit) expense	(2,633)	1,140	(4,982)	3,115
Net loss	(34,820)	(27,711)	(91,773)	(106,153)
Less: Net income attributable to redeemable non-controlling interests	6,803	4,642	18,162	16,374
Less: Net loss attributable to non-controlling interests	(15,077)	(6,182)	(59,045)	(74,968)
Net loss attributable to Class A common stockholders	$(26,546)	$(26,171)	$(50,890)	$(47,559)

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Operating revenues, net for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(In thousands, other than MW data)	2017	2016	Change
Energy:
Solar	$81,084	$88,889	$(7,805)
Wind	42,485	49,049	(6,564)
Incentives including affiliates:
Solar	26,172	36,755	(10,583)
Wind	3,689	3,425	264
Total operating revenues, net	$153,430	$178,118	$(24,688)

GWh sold:
Solar	524.4	669.5
Wind	853.9	1,032.8
Total GWh sold	1,378.3	1,702.3

Net nameplate capacity (MW):
Solar	1,074.9	1,451.6
Wind	1,531.5	1,531.5
Total net nameplate capacity (MW)	2,606.4	2,983.1

Energy revenues decreased by $14.4 million during the three months ended September 30, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Sale of renewable energy systems in the second quarter of 2017	$(7,747)	$—	$(7,747)
Lower Distributed Generation solar resource	(1,764)	—	(1,764)
Lower Utility solar resource	(2,330)	—	(2,330)
Lower Utility wind resource	—	(9,441)	(9,441)
Unrealized gain on commodity contract derivatives	—	3,702	3,702
Other	4,036	(825)	3,211
	$(7,805)	$(6,564)	$(14,369)

Incentive revenue decreased by $10.3 million during the three months ended September 30, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Sale of renewable energy systems in the second quarter of 2017	$(9,344)	$—	$(9,344)
Lower Distributed Generation solar resource	(1,387)	—	(1,387)
Other	148	264	412
	$(10,583)	$264	$(10,319)

Cost of Operations

Costs of operations for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Cost of operations:
Solar	$17,393	$8,694	$8,699
Wind	24,466	24,126	340
Cost of operations - affiliate:
Solar	691	6,031	(5,340)
Wind	508	1,118	(610)
Total cost of operations	$43,058	$39,969	$3,089

Cost of operations increased by $9.0 million during the three months ended September 30, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Higher cost of energy driven by grid injection fees and congestion charges in Chile	$2,587	$—	$2,587
Impairment charge in Q3 2016 related to residential solar assets not placed in service	(3,276)	—	(3,276)
Sale of renewable energy systems in the second quarter of 2017	(2,067)	—	(2,067)
Lower spare parts inventory, repairs and maintenance and other costs during the period	—	(444)	(444)
Loss on disposals of property and equipment resulting from the replacement of major components at certain of our wind power plants	—	1,025	1,025
Increase in cost of operations primarily resulting from transitioning away from SunEdison for O&M and asset management services	11,455	(241)	11,214
	$8,699	$340	$9,039

Cost of operations - affiliate decreased by $6.0 million during the three months ended September 30, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Decrease in cost of operations - affiliate due to transitioning away from SunEdison for O&M and asset management services for certain of our renewable energy facilities	$(5,340)	$(610)	$(5,950)

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
General and administrative expenses:
Solar	$2,074	$4,654	$(2,580)
Wind	835	276	559
Corporate	18,755	21,580	(2,825)
General and administrative expenses - affiliate:
Corporate	2,192	2,943	(751)
Total general and administrative expenses	$23,856	$29,453	$(5,597)

General and administrative expenses decreased by $4.8 million compared to the three months ended September 30, 2016, and general and administrative expenses - affiliate decreased by $0.8 million compared to the three months ended September 30, 2016 due to:

(In thousands)	General and administrative expenses	General and administrative expenses - affiliate
Decrease in legal fees due to significant costs incurred in the prior year as a result of the SunEdison Bankruptcy, partly offset by higher costs for accounting, and advisory services resulting from transition to standalone operations	$(8,805)	$—
Increase in salaries and benefits costs due to directly hiring and retaining former employees of SunEdison who provided dedicated services to the Company	2,580	—
Increase in bad debt expense resulting from an increase in the reserve	1,113	—
Increase in stock-based compensation expense due to new awards combined with the impact of higher forfeitures in the same period in the prior year	266	178
Decrease in the management and administrative services provided by SunEdison	—	(929)
Total change	$(4,846)	$(751)

As discussed in Note 1. Nature of Operations and Basis of Presentation, on October 16, 2017, TerraForm Power entered into the Merger Agreement with certain affiliates of Brookfield. Pursuant to the TerraForm Power 2014 Second Amended and Restated Long-Term Incentive Plan, the Merger resulted in a change in control causing all unvested equity awards to vest. As a result, the Company expects to recognize a $7.0 million stock-based compensation charge in the fourth quarter of 2017 within general and administrative expenses, which is net of forfeitures that occurred in October of 2017. The Company also expects to recognize an estimated $1.6 million charge within general and administrative expenses - affiliate in the fourth quarter related to allocated stock-based compensation costs for equity awards in the stock of TerraForm Global, Inc. that vested upon the change of control of TerraForm Power.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $3.8 million during the three months ended September 30, 2017, compared to the same period in 2016. This increase was primarily the result of a change in the estimated useful lives of major components of our wind power plants, which was effective October 1, 2016, and the impact of capital additions placed in service subsequent to the second quarter of 2016.

Interest Expense, Net

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Corporate-level	$32,947	$30,161	$2,786
Non-recourse:
Solar	14,850	22,020	(7,170)
Wind	22,435	20,637	1,798
Total interest expense, net	$70,232	$72,818	$(2,586)

Interest expense, net decreased by $2.6 million during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to the sale of renewable energy facilities in the second quarter as discussed in Note. 2. Assets Held for Sale to our unaudited condensed consolidated financial statements, which resulted in a $7.9 million decrease compared to the prior period. The impact of lower interest expense resulting from the sale of the U.K. portfolio was partially offset by higher interest expense resulting from increased project-level indebtedness primarily due to new non-recourse loan financing secured by approximately 59 MW of utility-scale solar power plants located in Canada as discussed in Note 6. Long-term Debt to our unaudited condensed consolidated financial statements.

Gain on Foreign Currency Exchange, net

We incurred a net gain on foreign currency exchange of $1.1 million for the three months ended September 30, 2017, primarily due to a $1.5 million unrealized gain on the remeasurement of intercompany loans, which are primarily denominated in Canadian dollars, offset by $0.4 million of realized and unrealized net losses on foreign currency derivatives.

Other (Income) Expenses, net

Other income, net was $7.0 million for the three months ended September 30, 2017 as compared to other expenses, net of $0.5 million during the same period in 2016. We entered into a settlement agreement with insurers of one of our wind power plants with respect to insurance proceeds related to a battery fire that occurred at the wind power plant in 2012. The receipt of the insurance proceeds became probable in the third quarter of 2017 and we recognized a $5.3 million gain in other (income) expenses, net.

Income Tax (Benefit) Expense

Income tax benefit was $2.6 million for the three months ended September 30, 2017, compared to income tax expense of $1.1 million during the same period in 2016. For the three months ended September 30, 2017, and the three months ended September 30, 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of state taxes. As of September 30, 2017, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling, interests including redeemable non-controlling interests, was $8.3 million for the three months ended September 30, 2017. This was the result of $13.3 million of income attributable to SunEdison's interest in Terra LLC's net income during the three months ended September 30, 2017 offset by a $5.0 million loss attributable to project-level tax equity partnerships. Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $1.5 million for the three months ended September 30, 2016. This was the result of a $13.4 million loss attributable to SunEdison's interest in Terra LLC's net loss during the three months ended September 30, 2016 and a $11.9 million loss attributable to project-level tax equity partnerships.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating revenues, net for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
(In thousands, other than MW data)	2017	2016	Change
Energy:
Solar	$189,614	$215,124	$(25,510)
Wind	181,286	183,927	(2,641)
Incentives including affiliates:
Solar	85,128	99,255	(14,127)
Wind	18,904	21,030	(2,126)
Total operating revenues, net	$474,932	$519,336	$(44,404)

GWh sold:
Solar	1,533.5	1,840.9
Wind	3,890.1	3,971.1
Total GWh sold	5,423.6	5,812.0

Net nameplate capacity (MW):
Solar	1,074.9	1,451.6
Wind	1,531.5	1,531.5
Total net nameplate capacity (MW)	2,606.4	2,983.1

Energy revenues decreased by $28.2 million during the nine months ended September 30, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Sale of renewable energy systems in the second quarter of 2017	$(12,369)	$—	$(12,369)
Lower Distributed Generation solar resource	(4,890)	—	(4,890)
Lower availability of our solar fleet due primarily to temporary operating issues	(2,230)	—	(2,230)
Lower Utility solar resource	(7,898)	—	(7,898)
Lower Utility wind resource	—	(3,790)	(3,790)
Challenged market conditions in Texas resulting in lower pricing	—	(5,498)	(5,498)
Amortization of favorable and unfavorable rate revenue contracts, net	636	37	673
Unrealized gain on commodity contract derivatives	—	6,250	6,250
Impact of changes in foreign currency exchange rates	(1,685)	—	(1,685)
Other	2,926	360	3,286
	$(25,510)	$(2,641)	$(28,151)

Incentive revenue decreased by $16.3 million during the nine months ended September 30, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Timing of contracting incentives	$6,334	$(1,836)	$4,498
Sale of renewable energy systems in the second quarter of 2017	(15,763)	—	(15,763)
Lower distributed generation solar resource	(5,863)	—	(5,863)
Impact of changes in foreign currency exchange rates	(2,242)	—	(2,242)
Acquisitions of renewable energy systems from SunEdison during 2015 and the first quarter of 2016	1,778	—	1,778
Increase in deferred revenue recognition related to the upfront sale of investment tax credits to non-controlling interest members	1,428	—	1,428
Other	201	(290)	(89)
	$(14,127)	$(2,126)	$(16,253)

Costs of Operations

Costs of operations for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Cost of operations:
Solar	$37,098	25,606	$11,492
Wind	71,304	68,928	2,376
Cost of operations - affiliate:
Solar	7,285	19,709	(12,424)
Wind	2,939	3,189	(250)
Total cost of operations	$118,626	$117,432	$1,194

Cost of operations increased by $13.9 million during the nine months ended September 30, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations primarily resulting from transitioning away from SunEdison for O&M and asset management services	$14,248	$936	$15,184
Lower spare parts inventory, repairs and maintenance and other costs during the period	—	(3,269)	(3,269)
Higher cost of energy driven by grid injection fees and congestion charges in Chile	2,587	—	2,587
Impairment charge in Q3 2016 related to residential solar assets not placed in service	(3,276)	—	(3,276)
Sale of renewable energy systems in the second quarter of 2017	(2,067)	—	(2,067)
Loss on disposals of property and equipment resulting from the replacement of major components at certain of our wind power plants	—	4,709	4,709
	$11,492	$2,376	$13,868

Cost of operations - affiliate decreased by $12.7 million during the nine months ended September 30, 2017, compared to the same period in 2016, due to:

(In thousands)	Solar	Wind	Total
Decrease in cost of operations - affiliate due to transitioning away from SunEdison for O&M and asset management services for certain of our renewable energy facilities	$(12,424)	$(250)	$(12,674)

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
General and administrative expenses:
Solar	$7,112	$12,489	$(5,377)
Wind	1,913	897	1,016
Corporate	90,619	51,364	39,255
General and administrative expenses - affiliate:
Corporate	6,893	10,614	(3,721)
Total general and administrative expenses	$106,537	$75,364	$31,173

General and administrative expenses increased by $34.9 million compared to the nine months ended September 30, 2016, and general and administrative expenses - affiliate decreased by $3.7 million compared to the nine months ended September 30, 2016 due to:

(In thousands)	General and administrative expenses	General and administrative expenses - affiliate
Higher professional fees for legal, accounting, and advisory services resulting from transition to standalone operations, the Merger and obtaining waivers for non-recourse debt defaults	$22,219	$—
Increase in salaries and benefits costs due to directly hiring and retaining former employees of SunEdison who provided dedicated services to the Company	10,918	—
Decrease in bad debt expense resulting from a reduction of the reserve	(490)	—
Increase in stock-based compensation expense due to new awards combined with the impact of higher forfeitures in the same period in the prior year	2,247	951
Decrease in the management and administrative services provided by SunEdison subsequent to the Bankruptcy	—	(4,672)
Total change	$34,894	$(3,721)

As discussed in Note 1. Nature of Operations and Basis of Presentation, on October 16, 2017, TerraForm Power entered into the Merger Agreement with certain affiliates of Brookfield. Pursuant to the TerraForm Power 2014 Second Amended and Restated Long-Term Incentive Plan, the Merger resulted in a change in control causing all unvested equity awards to vest. As a result, the Company expects to recognize a $7.0 million stock-based compensation charge in the fourth quarter of 2017 within general and administrative expenses, which is net of forfeitures that occurred in October of 2017. The Company also expects to recognize an estimated $1.6 million charge within general and administrative expenses - affiliate in the fourth quarter related to allocated stock-based compensation costs for equity awards in the stock of TerraForm Global, Inc. that vested upon the change of control of TerraForm Power.

Impairment of Renewable Energy Facilities

As discussed in Note 2 Assets Held for Sale, the Company began exploring a sale and sold its remaining 0.3 MW of residential assets (that were not classified as held for sale as of December 31, 2016) during the third quarter of 2017. As a result, the Company recognized an impairment charge of $1.4 million within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for nine months ended September 30, 2017.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $8.0 million during the nine months ended September 30, 2017, compared to the same period in 2016. This increase was primarily the result of a change in the estimated useful lives of the major components of our wind power plants, which was effective October 1, 2016 and the impact of capital additions placed in service subsequent to the second quarter of 2016. These increases were partially offset by a reduction in depreciation, accretion and amortization expense related to the classification of our U.K. Portfolio assets as held for sale as of the end of the first quarter of 2016.

Interest Expense, Net

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Corporate-level	$87,712	$89,380	$(1,668)
Non-recourse:
Solar	54,373	89,365	(34,992)
Wind	64,664	64,366	298
Total interest expense, net	$206,749	$243,111	$(36,362)

Interest expense, net decreased by $36.4 million during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a $32.6 million decrease resulting from the discontinuation of hedge accounting for the U.K. portfolio's interest rate swaps in second quarter of 2016 and a $4.5 million decrease in interest expense due to lower outstanding balances under the Revolver. During the second quarter of 2016, the Company discontinued hedge accounting for interest rate swaps that were previously designated as cash flow hedges of the forecasted interest payments pertaining to variable rate project debt in the U.K. portfolio, which resulted in the reclassification of $16.9 million of losses from accumulated other comprehensive income into interest expense. Subsequent to the discontinuation of hedge accounting, the Company recognized additional unrealized losses of $18.9 million pertaining to these interest rate swaps during the second and third quarters of 2016 compared to $3.2 million during the nine months ended September 30, 2017.

Gain on Sale of Renewable Energy Facilities

As discussed in Note 2. Assets Held for Sale, on May 11, 2017, the Company announced that Terra Operating LLC completed its previously announced sale of the U.K. Portfolio to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. The Company recognized a gain on the sale of $37.1 million within gain on sale of renewable energy facilities in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017. The Company has retained 11.1 MW of solar assets in the U.K.

Gain on Foreign Currency Exchange, net

We incurred a net gain on foreign currency exchange of $5.7 million for the nine months ended September 30, 2017, driven by a $6.7 million unrealized gain on the remeasurement of intercompany loans, which are primarily denominated in Canadian dollars, offset by $1.0 million of realized and unrealized net losses on foreign currency derivatives.

Other (Income) Expenses, net

Other expenses, net was $4.9 million for the nine months ended September 30, 2017 as compared to other expenses, net of $0.7 million during the same period in 2016. We entered into a settlement agreement with insurers of one of our wind power plants with respect to insurance proceeds related to a battery fire that occurred at the wind power plant in 2012. The receipt of the insurance proceeds became probable in the third quarter of 2017 and we recognized a $5.3 million gain in other (income) expenses, net.

Income Tax (Benefit) Expense

Income tax benefit was $5.0 million for the nine months ended September 30, 2017, compared to income tax expense of $3.1 million during the same period in 2016. For the nine months ended September 30, 2017, and the nine months ended September 30, 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of state taxes. As of September 30, 2017, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $40.9 million for the nine months ended September 30, 2017. This was the result of a $24.2 million loss attributable to SunEdison's interest in Terra LLC's net loss during the nine months ended September 30, 2017 and a $16.7 million loss attributable to project-level tax equity partnerships. Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $58.6 million for the nine months ended September 30, 2016. This was the result of a $24.0 million loss attributable to SunEdison's interest in Terra LLC's net loss during the nine months ended September 30, 2016 and a $34.6 million loss attributable to project-level tax equity partnerships.

Liquidity and Capital Resources

Capitalization

A key element to our financing strategy is to raise the majority of our debt in the form of project specific non-recourse borrowings at our subsidiaries with investment grade metrics. Going forward, we intend to finance acquisitions or growth capital expenditures using long-term non-recourse debt that fully amortizes within the assets contracted life at investment grade metrics, as well as retained cash flows from operations and issuance of equity securities through public markets. Furthermore, we intend to further reduce corporate leverage by adding leverage at the project level and repaying corporate debt with proceeds from the planned project financings.

The following table summarizes the total capitalization and debt to capitalization:

(In thousands)	September 30, 2017	December 31, 2016
Revolver(1)	$277,000	$552,000
Senior Notes(2)	1,250,000	1,250,000
Non-recourse long-term debt, including current portion(3)	2,104,511	2,201,939
Long-term indebtedness, including current portion(4)	$3,631,511	$4,003,939
Total stockholders' equity and redeemable non-controlling interests	2,849,244	2,898,366
Total capitalization	$6,480,755	$6,902,305
Debt to total capitalization	56%	58%
———

(1)	Senior secured corporate revolving credit facility.

(2)	Corporate senior notes.

(3)	Asset-specific, non-recourse borrowings secured against the assets of certain TerraForm Power projects.

(4)
Represents total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $50.1 million of unamortized debt discounts and deferred financing costs.

Liquidity Position

We operate with sufficient liquidity to enable us to fund dividends, growth initiatives, capital expenditures and withstand sudden adverse changes in economic circumstances or short-term fluctuations in resource. Principal sources of funding are cash flows from operations, revolving credit facilities (including our Sponsor Line), debt capacity at our projects, non-core asset sales and proceeds from the issuance of equity securities through public markets.

The following table summarizes corporate liquidity and available capital:

(In thousands)	Pro Forma September 30, 2017(1)	September 30, 2017	December 31, 2016
Unrestricted corporate cash	$68,115	$388,164	$478,357
Project-level distributable cash	29,897	29,897	29,383
Cash available to corporate	98,012	418,061	507,740
Credit facilities:
Authorized credit facility	450,000	520,000	625,000
Draws on credit facility	(264,879)	(277,000)	(552,000)
Revolving commitments	(61,976)	(61,976)	(68,867)
Sponsor line	500,000	—	—
Available portion of credit facilities	623,145	181,024	4,133
Corporate liquidity	$721,157	$599,085	$511,873
Other project-level unrestricted cash	44,785	44,785	57,593
Project-level restricted cash(2)	152,163	152,163	117,504
Project-level credit commitments	3,125	3,125	3,765
Available capital	$921,230	$799,158	$690,735
———

(1)
Reflects the pro forma effects of certain transactions occurring after September 30, 2017 and prior to the filing of this third quarter Form 10-Q on November 9, 2017: i) repaying amounts outstanding under the existing Revolver and entry into the New Revolver, entry in to the Sponsor Line Agreement, entry into the $350.0 million Term Loan and repayment of the $337.9 million non-recourse portfolio term loan (See "Financing Activities" below); ii) payment of $287.6 million Special Dividend; and iii) payment of $32.5 million Merger related transaction advisory fees.

(2)
Represents short-term and long-term restricted cash and includes $60.0 million of cash trapped at our project-level subsidiaries which is presented as current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date (see Note 6. Long-term Debt to our unaudited condensed consolidated financial statements for additional details).

Financing Activities

New Revolver

On October 17, 2017, Terra Operating LLC entered into the New Revolver. The New Revolver consists of a revolving credit facility in an initial amount of $450.0 million (available for revolving loans and letters of credit). The New Revolver was used to refinance the Company’s existing Revolver ($250.0 million of revolving loans were initially drawn and used to repay a portion of the outstanding borrowings under the existing Revolver) and will be used for other general corporate purposes and working capital requirements of Terra Operating LLC. As of November 8, 2017, the New Revolver was secured equally and ratably with the Term Loan described below.

Senior Notes Supplemental Indentures

On August 11, 2017, Terra Operating LLC announced the successful completion of a solicitation of consents from holders of its Senior Notes due 2023 and its Senior Notes due 2025 to obtain a waiver of the requirement to make an offer to repurchase the respective Senior Notes upon the occurrence of a change of control that would result from the closing of the Merger. Terra Operating LLC received consents from the holders of a majority of the aggregate principal amount of each series of the Senior Notes outstanding as of the record date and paid a consent fee to each consenting holder of $1.25 per $1,000 principal amount of such series of the Senior Notes for which such holder delivered its consent.

In addition to the change of control waiver, Terra Operating LLC also received consents to effect on the closing date of the Merger certain amendments to the 2023 Indenture and the 2025 Indenture to replace the references to "the Sponsor" therein with "Brookfield Asset Management Inc. (or its successors and assigns)." Upon the closing of the Merger, Terra Operating LLC paid a success fee of $1.25 per $1,000 principal amount of each series of the Senior Notes for which such consenting holder delivered its consent.

Sponsor Line Agreement

On October 16, 2017, TerraForm Power entered into a credit agreement (the “Sponsor Line Agreement”) with Brookfield and one of its affiliates. The Sponsor Line Agreement establishes a $500.0 million secured revolving credit facility and provides for the lenders to commit to make LIBOR loans to us during a period not to exceed three years from the effective date of the Sponsor Line Agreement (subject to acceleration for certain specified events). The Sponsor Line Agreement may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures. The Sponsor Line Agreement will terminate, and all obligations thereunder will become payable, no later than October 16, 2022.

Senior Secured Term Loan

On November 8, 2017 we entered into a 5-year $350 million senior secured term loan (the "Term Loan"), which was primarily used to repay outstanding borrowings under a non-recourse portfolio term loan prior to the date a change of control default would have occurred. The Term Loan bears interest at a rate per annum equal to LIBOR plus a margin of 2.75%. The Term Loan is secured equally and ratably with the New Revolver.

See Note 6. Long-term Debt to our unaudited condensed consolidated financial statements for further discussion of these financing activities.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2021 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual payments of long-term debt due after September 30, 2017, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2017[1]	2018	2019	2020	2021[2]	Thereafter	Total
Maturities of long-term debt and financing lease obligations[3]	$99,146	$111,620	$391,330	$101,867	$355,118	$2,572,430	$3,631,511
———

(1)
Includes $27.0 million of Revolver indebtedness that was repaid with cash on hand in the fourth quarter of 2017 as discussed above. Also includes $37.6 million of prepayments made in the fourth quarter of 2017 for the Company's non-recourse portfolio term loan as discussed above under Non-recourse Portfolio Term Loan Prepayments.

(2)
Includes $250.0 million of Revolver indebtedness, which was refinanced with the New Revolver in the fourth quarter of 2017 as discussed above. Management does not intend to repay these borrowings within a year from the balance sheet date with the use of working capital and the New Revolver does not mature until 2021.

(3)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $545.2 million of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements.

Incentive Distribution Rights

Incentive Distribution Rights ("IDRs") represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Terra LLC’s quarterly distributions after the Class A Units, Class B units, and Class B1 units of Terra LLC have received quarterly distributions in an amount equal to $0.2257 per unit and the target distribution levels have been achieved. Since the completion of the IPO, SunEdison has held 100% of the IDRs. As of September 30, 2017 and December 31, 2016, there were no Class B1 units of Terra LLC outstanding. There were no IDR payments made by us during the three and nine months ended September 30, 2017 and 2016.

In connection with the Settlement Agreement, SunEdison transferred all of the outstanding IDRs of Terra LLC held by SunEdison or certain of its affiliates to Brookfield IDR Holder at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC (the "New Terra LLC Agreement"). The New Terra LLC Agreement, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC will be distributed on a quarterly basis as follows:

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

Cash Flow Discussion

We use traditional measures of cash flow, including net cash provided by operating activities, net cash provided by (used in) investing activities and net cash used in financing activities to evaluate our periodic cash flow results.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by operating activities	$92,365	$144,916	$(52,551)
Net cash provided by (used in) investing activities	199,384	(45,762)	245,146
Net cash used in financing activities	(417,647)	(127,275)	(290,372)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $92.4 million for the nine months ended September 30, 2017 as compared to $144.9 million for the same period in the prior year. The decrease in operating cash flow was driven by a $51.3 million decrease in operating revenues (excluding unrealized losses on commodity contract derivatives and amortization of favorable and unfavorable rate revenue contracts, net), primarily due to lower solar and wind resource and the sale of the U.K. Portfolio and a $22.5 million increase in operating costs (excluding non-cash items) driven by higher professional fees for legal, accounting, and advisory services resulting from the transition to stand-alone operations, the Merger and obtaining waivers for non-recourse debt defaults, and higher employee compensation and benefit costs due to directly hiring and retaining former employees of SunEdison who provided dedicated services to the Company. These impacts were partially offset by a $6.8 million decrease in use of cash related to prepaid expenses and other current assets resulting from significant retainer and advance deposit fees that we were required to pay during the nine months ended September 30, 2016, primarily as a result of the SunEdison Bankruptcy. The timing of sales and collections resulted in an $11.6 million increase in cash receipts related to accounts receivable, which was offset by a $10.8 million increase in use of cash related to timing of payments for accounts payable.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 was $199.4 million, which was primarily due to $183.2 million of net proceeds received from the sale of renewable energy facilities and $15.5 million of proceeds received from a government rebate for certain costs incurred for capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2016 was $45.8 million, which consisted of $41.7 million of capital expenditures and $4.1 million of cash paid to third parties for acquisitions of renewable energy facilities.

Net Cash Used In Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $417.6 million, primarily due to $199.5 million of principal payments and prepayments on non-recourse debt and Revolver repayments of $275.0 million, which was partially offset by $79.8 million of proceeds received from increasing our Canadian project-level financing. Net cash used in financing activities for the nine months ended September 30, 2016 was $127.3 million, which was primarily driven by $122.6 million of principal payments on non-recourse long-term debt.

Off-Balance Sheet Arrangements

The Company enters into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 14. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors:

•	risks related to the transition to Brookfield sponsorship;

•	risks related to the SunEdison Bankruptcy, including our continuing transition away from reliance on SunEdison for critical systems and information technology infrastructure;

•	risks related to wind conditions at our wind assets or to weather conditions at our solar assets;

•	risks related to potential events of default at our project financings;

•	risks related to delays in our filing of periodic reports with the SEC;

•	risks related to the effectiveness of our internal controls over financial reporting;

•	pending and future litigation;

•	our ability to integrate the projects we acquire from third parties or otherwise and realize the anticipated benefits from such acquisitions;

•	the willingness and ability of counterparties to fulfill their obligations under offtake agreements;

•	price fluctuations, termination provisions and buyout provisions in offtake agreements;

•	our ability to enter into contracts to sell power on acceptable prices and terms, including as our offtake agreements expire;

•	our ability to successfully identify, evaluate and consummate acquisitions;

•	government regulation, including compliance with regulatory and permit requirements and changes in market rules, rates, tariffs, environmental laws and policies affecting renewable energy;

•	operating and financial restrictions placed on us and our subsidiaries related to agreements governing indebtedness;

•
the condition of the debt and equity capital markets and our ability to borrow additional funds and access capital markets, as well as our substantial indebtedness and the possibility that we may incur additional indebtedness going forward;

•	cash trapped at the project level, including the risk that such project-level cash may not be released up to the Company in a timely manner;

•	risks related to the proposed relocation of the Company’s headquarters;

•	our ability to compete against traditional and renewable energy companies; and

•	hazards customary to the power production industry and power generation operations, such as unusual weather conditions and outages.

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

Interest Rate Risk

As of September 30, 2017, the estimated fair value of our debt was $3,733.0 million and the carrying value of our debt was $3,581.4 million. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $95.6 million and $105.3 million, respectively.

As of September 30, 2017, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate, and thus we are exposed to fluctuations in interest rate risk. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver by $3.6 million for the nine months ended September 30, 2017.

As of September 30, 2017, our non-recourse permanent financing debt was at both fixed and variable rates. 50% of the $1,986.3 million balance had a variable interest rate and the remaining 50% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap certain of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $0.7 million for the nine months ended September 30, 2017.

Foreign Currency Risk

During the nine months ended September 30, 2017 and 2016, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom and Chile, with our revenues being denominated in U.S. dollars, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in Canadian dollars. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in Canadian dollars would have increased or decreased our earnings by $0.2 million for the the nine months ended September 30, 2017.

Commodity Risk

For certain of our wind power plans, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $3.2 million for the nine months ended September 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our annual report on Form 10-K for the year ended December 31, 2016, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2017 due to previously identified material weaknesses, which continued to exist as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to develop and implement our remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016, including the development and testing of controls over financial reporting with respect to the new cloud-based accounting system we implemented in the first quarter of 2017.

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

TERRAFORM POWER, INC.

		By:	/s/ MATTHEW BERGER
			Name:	Matthew Berger
			Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)

Date:	November 9, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1
Merger and Sponsorship Transaction Agreement, dated as of March 6, 2017, by and among TerraForm Power, Inc., Orion US Holdings 1 L.P. and BRE TERP Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on March 7, 2017).**

3.1	Amended and Restated Certificate of Incorporation of TerraForm Power, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 17, 2017).

3.2	Second Amended and Restated Bylaws of TerraForm Power, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 17, 2017).

4.1
Sixth Supplemental Indenture, dated as of October 16, 2017, among TerraForm Power Operating, LLC, as issuer, the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 17, 2017).

4.2
Fifth Supplemental Indenture, dated as of October 16, 2017, among TerraForm Power Operating, LLC, as issuer, the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on October 17, 2017).

10.1
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

10.2
Transition Services Agreement, dated September 7, 2017, between TerraForm Power, LLC and SunEdison, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K filed on September 11, 2017).

10.3
Master Services Agreement, dated as of October 16, 2017, by and among Brookfield Asset Management Inc., BRP Energy Group L.P., Brookfield Asset Management Private Institutional Capital Adviser (Canada), L.P., Brookfield Global Renewable Energy Advisor Limited, TerraForm Power, Inc., TerraForm Power, LLC and TerraForm Power Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 17, 2017).

10.4
Relationship Agreement, dated as of October 16, 2017, by and among Brookfield Asset Management Inc., TerraForm Power, Inc., TerraForm Power, LLC and TerraForm Power Operating, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 17, 2017).

10.5
Governance Agreement, dated as of October 16, 2017, by and among TerraForm Power, Inc., Orion US Holdings 1 L.P. and each member of the Sponsor Group that by the terms of the Governance Agreement becomes a party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on October 17, 2017).

10.6
Brookfield Registration Rights Agreement, dated as of October 16, 2017, by and among Orion US Holdings 1 L.P. and TerraForm Power, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on October 17, 2017).

10.7
SunEdison Registration Rights Agreement, dated as of October 16, 2017, by and among TerraForm Power, Inc., SunEdison, Inc., SunEdison Holdings Corporation and SUNE ML 1, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on October 17, 2017).

10.8
Second Amended and Restated TERP LLC Operating Agreement, dated as of October 16, 2017, by and among TerraForm Power, Inc. and BRE Delaware Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on October 17, 2017).

10.9
Credit Agreement, dated as of October 16, 2017, by and among TerraForm Power, Inc., as Borrower, and Brookfield Asset Management Inc., a corporation existing under the laws of the Province of Ontario, and Brookfield Finance Luxembourg S.ÀR.L., a société à responsabilité limitée organized under the laws of the Grand Duchy of Luxembourg, as Lenders (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on October 17, 2017).

10.10
Credit and Guaranty Agreement, dated as of October 17, 2017, among TerraForm Power Operating, LLC, as borrower, TerraForm Power, LLC, as a guarantor, certain subsidiaries of TerraForm Power Operating, LLC, as guarantors, the lenders party thereto from time to time, and HSBC Bank USA, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 17, 2017).

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