Form 10-K/A
TerraForm Power, Inc.
filed 2018-04-30
CIK 1599947

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
As of March 31, 2018, there were 148,086,027 shares of Class A common stock outstanding.

Documents Incorporated by Reference None.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-K/A
Amendment No. 1

Explanatory Note
Part III. Executive Information

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

Part IV. Exhibits
Item 15.	Exhibits, Financial Statement Schedules

 EXPLANATORY NOTE

TerraForm Power, Inc. (the “Company” or “TerraForm”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2018 (the “Original Filing”), to include the information required by

Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.

The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Filing, is hereby amended and restated in its entirety.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Recent Corporate Governance and Management Changes

On March 6, 2017, the Company entered into a definitive merger and sponsorship transaction agreement (the “Sponsorship Transaction”) with Orion Holdings and BRE TERP Holdings Inc. (“Merger Sub”), a wholly-owned subsidiary of Orion Holdings, which are both affiliates of Brookfield. On October 16, 2017, Merger Sub merged with and into TerraForm Power (the “Merger”), with TerraForm Power continuing as the surviving corporation in the Merger.

Certain corporate governance changes were implemented following the completion of the Merger and Sponsorship Transaction. As part of the Merger and Sponsorship Transaction, TerraForm Power’s corporate governance was simplified to better align the interests of all of our stakeholders. We now have a single class of A shares worth one vote each, as opposed to our previous dual class structure. Upon consummation of the Merger and Sponsorship Transaction, the size of our Board was set at seven members, of whom four are designated by Brookfield and three are independent and were initially chosen by our Board prior to the Merger and Sponsorship Transaction. On November 16, 2017, one of our three independent directors resigned as a director, and as a result, a new independent director was appointed to our Board on February 5, 2018.

In addition, we have experienced changes to our executive officers and senior management, including the departure of our interim Chief Executive Officer, Chief Financial Officer and General Counsel upon the closing of the Merger and
Sponsorship Transaction. The governance agreements entered into between the Company and Brookfield in connection with the
Merger and Sponsorship Transaction provide for Brookfield to indirectly appoint our Chief Executive Officer, Chief
Financial Officer and General Counsel. These three executive officers are not employees of the Company and their services are provided under a management services agreement with Brookfield.

Directors and Executive Officers

Below is a list of names, ages and a brief account of the business experience of persons who serve, or have been nominated to serve, as our executive officers and directors.

Name	Age	Position
John Stinebaugh	51	Chief Executive Officer
Matthew Berger	46	Chief Financial Officer
Valerie Hannah	51	Chief Operating Officer
Andrea Rocheleau	43	General Counsel and Secretary
Brian Lawson	58	Chairman
Christian S. Fong	41	Director
Harry Goldgut	62	Director
Richard Legault	59	Director
Mark “Mac” McFarland	48	Director
Sachin Shah	41	Director
Bruce Williamson	58	Director
Carolyn Burke	50	Director Nominee

John Stinebaugh, Chief Executive Officer

Mr. Stinebaugh brings over 20 years of infrastructure and power expertise to his role as Chief Executive Officer of TerraForm Power. Mr. Stinebaugh is a Managing Partner with Brookfield. In this capacity, he has held a number of senior roles responsible for sourcing investment opportunities and overseeing operations including oversight of Brookfield’s infrastructure debt business, Chief Operating Officer and Chief Financial Officer of Brookfield Property Group, and Chief Financial Officer and Head of North America for Brookfield Infrastructure Group. Prior to joining Brookfield, Mr. Stinebaugh worked at Credit Suisse Securities in the energy group with responsibility for mergers and acquisitions and leveraged financings. He received a chartered financial analyst designation in 1995 and graduated with honors with a degree in economics from Harvard University.

Matthew Berger, Chief Financial Officer

Mr. Berger is the Chief Financial Officer for TerraForm Power. Mr. Berger most recently has served in Brookfield Property Group as Executive Vice-President and Chief Financial Officer of IDI Gazeley, one of the world’s largest investors and developers of logistics warehouses and distribution parks. In this role, Mr. Berger was responsible for financial operations, including accounting, treasury, tax and finance functions. Prior to IDI Gazeley, Mr. Berger served as Head of Capital Markets for Brookfield Renewable Energy Group, where he played a key role in supporting the long-term growth of the business on a global scale.

Valerie Hannah, Chief Operating Officer

Ms. Hannah is the Chief Operating Officer of TerraForm Power and is responsible for all operations, power marketing and regulatory affairs of the company. She also oversees human resources and information technology. Ms. Hannah brings deep operating expertise to her role having held a number of leadership positions at Brookfield Renewable, where she helped the company achieve a track record of driving value through growth initiatives, increasing cash flows and mitigating risks. Prior to her current role, Ms. Hannah served as Senior Vice President, Acquisitions & Integrations at Brookfield Renewable with a focus on TerraForm Power. She also served as the Chief Financial Officer, North America at Brookfield Renewable where she was responsible for all capital markets activities including accounting, financial reporting, treasury, and taxation in North America. Ms. Hannah holds a Graduate Diploma from McGill University (Quebec, Canada) and is a Chartered Accountant.

Andrea Rocheleau, General Counsel and Secretary

Ms. Rocheleau is a Managing Director of Brookfield and currently serves as the General Counsel of TerraForm Power, Inc. In that capacity, she has overall responsibility for the legal function of the company, which includes overseeing all corporate governance, public company, and transaction execution matters. Ms. Rocheleau joined Brookfield in 2003 and has held a number of senior positions in Brookfield’s renewable power business since that time. Prior to joining Brookfield, Ms. Rocheleau worked at a leading law firm in London, where she focused on mergers and acquisitions. Ms. Rocheleau holds a degree in law from Queen’s University and a degree in commerce from McGill University.

Brian Lawson, Chairman of the Board

Mr. Lawson joined the Board of the Company on October 16, 2017. He is a Senior Managing Partner and Chief Financial Officer of Brookfield Asset Management. In that role, he is responsible for Brookfield’s global finance, treasury and risk management functions. He also sits on a number of its investment committees. Since joining Brookfield in 1988, Mr. Lawson has held a number of senior management positions in Brookfield’s investment and finance operations before assuming his current role in 2002. Mr. Lawson was named Canada’s CFO of the Year in 2013 by PwC, FEI Canada and Robert Half International. Mr. Lawson is a member of the Governing Council of the University of Toronto and is Chair of the Trinity College School Foundation. He and his wife are involved in several philanthropic efforts focused on reducing chronic disease through improved nutrition, including being founding sponsors of the Centre for Child Nutrition and Health at the University of Toronto, and supporters of Community Food Centers Canada, of which Mr. Lawson is a director.

Christian Fong, Director

Mr. Fong joined the Board of the Company on February 12, 2017. Mr. Fong is the Managing Partner of Fong Strategic Consulting L.L.C., where he serves as an executive consultant to real asset, cleantech and financial services firms. Mr. Fong co-founded Renewable Energy Trust Capital (“RET”) in 2010 and served in multiple executive roles through 2016, including as RET’s COO, CIO, CFO and Director. Prior to founding RET, Mr. Fong was a Managing Director and Head of Real Estate Capital Markets at AEGON / Transamerica and previously served as CEO of Corridor Recovery, Inc., as a consultant at McKinsey & Company, and as a candidate for Governor of Iowa. Mr. Fong holds an M.B.A. with High Distinction from Dartmouth College’s Tuck School of Business, and a B.S. in Statistics, summa cum laude, from Creighton University. He has earned the CFA and CCIM designations.

Harry Goldgut, Director

Mr. Goldgut joined the Board of the Company on October 16, 2017. He is Executive Chairman of Brookfield’s infrastructure and power groups. Mr. Goldgut, who has been with Brookfield since 1997, led the expansion of Brookfield’s renewable power and utilities operations, with primary responsibilities for strategic initiatives and senior regulatory relationships. He has played an active role in the restructuring of the electricity industry in Ontario, Canada, as a member of several governmental committees, including the Electricity Market Design Committee, the Minister of Energy’s Advisory Committee, the Clean Energy Task Force, and the Ontario Energy Board Chair’s Advisory Roundtable. Mr. Goldgut attended the University of Toronto and holds an LL.B from Osgoode Hall Law School of York University.

Richard Legault, Director

Mr. Legault joined the Board of the Company on October 16, 2017. He is Executive Chairman of Brookfield’s renewable power group, one of the world’s largest publicly-traded pure-play renewable power platforms globally. Until August 2015, Mr. Legault was Chief Executive Officer of Brookfield Renewable Partners. He has been instrumental in the development and continued growth of Brookfield’s renewable business, which is now well established in North America, South America and Europe. Mr. Legault was Chief Financial Officer of Brookfield Asset Management from 2000 to 2001, and in his 28 years with Brookfield has held several senior positions in operations, finance and corporate development. Mr. Legault serves on the Board of Directors of Isagen, the third-largest power generation company in Colombia. He also serves on the Board of QG100, a Québec association of Global business CEOs.

Mark “Mac” McFarland, Director

Mr. McFarland joined the Board of the Company on October 16, 2017. He is currently serving as President and Chief Executive Officer of GenOn Energy, Inc. Mr. McFarland previously served as Chief Executive Officer of Luminant, a subsidiary of Energy Future Holdings, from 2013 to 2016. From 2008 to 2013, Mr. McFarland served in a dual role as Chief Commercial Officer of Luminant and Executive Vice President, Corporate Development and Strategy, of Energy Future Holdings. From 1999 to 2008, Mr. McFarland served in various roles at Exelon Corporation, including most recently as Senior Vice President, Corporate Development from 2005 to 2008 and Vice President, Exelon Generation from 2003 to 2005. Mr. McFarland has more than 25 years of experience and has held numerous executive positions with a broad range of responsibilities including operations, finance, commodity risk management and mergers and acquisitions.

Sachin Shah, Director

Mr. Shah joined the Board of the Company on October 16, 2017. He is a Senior Managing Partner, Chief Executive Officer of the Brookfield Renewable Group and Chief Executive Officer of Brookfield Renewable Partners. Mr. Shah joined Brookfield in 2002 and has held a variety of senior finance roles across the organization. In 2011, Mr. Shah became the Chief Financial Officer of Brookfield Renewable Partners and since that time has been instrumental in growing the platform into a global business diversified across multiple technologies. He is on the board of the Ryerson University Brookfield Institute for Innovation and Entrepreneurship. Mr. Shah holds a Bachelor of Commerce degree from the University of Toronto. He is a member of the Chartered Professional Accountants of Canada.

Bruce Williamson, Director

Mr. Williamson joined the Board of the Company on February 5, 2018. Mr. Williamson has more than 35 years of energy industry experience. Most recently, he was the Chairman, President and Chief Executive Officer of Cleco Corporation, an electric utility company, from 2011 through 2016, when Cleco was sold to a private investor group. From 2002 through 2011, he was the Chairman, President and Chief Executive Officer at Dynegy, Inc. Prior to this, Mr. Williamson was the President and Chief Executive Officer at Duke Energy Global Markets, where he led the negotiations to merge PanEnergy with Duke Power, creating Duke Energy Corporation. Mr. Williamson joined Panhandle Eastern Pipeline Company (later known as PanEnergy) in 1995, advancing to Senior Vice President Finance, and joined Shell Oil Company in 1981, where he worked for 14 years in exploration and production in the U.S. and internationally. Mr. Williamson received a bachelor’s degree in finance from the University of Montana and a master’s degree in business administration from the University of Houston. Mr. Williamson is also a past board member of Questar Corporation, an integrated natural gas company that merged with Dominion Resources in 2016. Mr. Williamson will not stand for reelection at the Company’s 2018 Annual Meeting of Stockholders (the “Annual Meeting”) due to medical issues.

Carolyn Burke, Director Nominee

Ms. Carolyn Burke has been nominated to serve as a member of the Board of the Company. Ms. Burke joined Dynegy in 2011 and most recently served as the Executive Vice President of Strategy and Administration where she was responsible for the Company’s Strategic Planning and M&A activities, in addition to overseeing Human Resources and Information technology. From 2008-2011, Ms. Burke served as Global Controller for the Investment Bank, Global Commodities division of JPMorgan Chase. From 2004-2008, Ms. Burke worked at NRG Energy as Vice President and Corporate Controller and Executive Director of Financial Planning and Analysis. Ms. Burke holds an MBA in Finance and Strategic Planning from the Booth Graduate School of Business of the University of Chicago and a Bachelor of Arts Degree in Economics and Political Science from Wellesley College. She is a member of the Board of Directors of Aqua

America, one of the largest, U.S. based, publicly traded water utilities, and a member of the Audit Committee and HR and Compensation Committee.

Board Leadership Structure

The Board is responsible for, among other things, overseeing the conduct of our business, reviewing and, where appropriate, approving our long-term strategic, financial and organizational goals and plans, and reviewing the performance of our chief executive officer and other members of senior management. Following the end of each year, our Board will conduct an annual self-evaluation, which includes a review of any areas in which the Board or management believes the Board can make a better contribution to our corporate governance, as well as a review of the committee structure and an assessment of the Board’s compliance with corporate governance principles. In fulfilling the Board’s responsibilities, directors have full access to our management and independent advisors.

CORPORATE GOVERNANCE AND BOARD MATTERS

Independence of the Board of Directors

For purposes of the applicable stock exchange rules, we are a “controlled company.” Controlled companies under those rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Brookfield controls more than 50% of the combined voting power of our common stock and, as a result, has and will continue to have the right to designate a majority of the members of our Board for nomination for election and the voting power to elect such directors.

Specifically, as a controlled company, we are not required to have (i) a majority of independent directors, (ii) a nominating and corporate governance committee composed entirely of independent directors, (iii) a compensation committee composed entirely of independent directors or (iv) an annual performance evaluation of the nominating and corporate governance and compensation committee. We currently rely on the exceptions with respect to establishing a compensation committee and annual performance evaluations of such committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the applicable stock exchange rules. The controlled company exemption does not modify the independence requirements for the Audit Committee, and we comply with the requirements of the Sarbanes-Oxley Act and the applicable Nasdaq rules, which require that our Audit Committee be composed of at least three members, each of whom is independent. In addition, we maintain a Conflicts Committee which is comprised of three independent directors.

We believe Ms. Burke and Messrs. Fong and McFarland qualify as independent directors according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the Nasdaq.

Information regarding the Board and its Committees

The standing committees of our Board consists of an Audit Committee, a Nominating and Corporate Governance Committee and a Conflicts Committee. Each committee reports to the Board as it deems appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. The following table provides the current membership and fiscal year 2017 meeting information for each committee of the Board.

Name	Audit	Conflicts	Nominating and Governance
Brian Lawson	-	-	-
Christian S. Fong	Chairperson	Member	Member
Harry Goldgut	-	-	Chairperson
Richard Legault	-	-	-
Mark “Mac” McFarland	Member	Chairperson	Member
Sachin Shah	-	-	-
Bruce Williamson	Member	Member	-
Total meetings held in fiscal year 2017	16	37	5

The Board met 35 times during 2017. Each incumbent board member attended at least 75% of the meetings of the board and applicable committees held in fiscal 2017 during the period for which such member was a director and/or committee member.

Directors are invited and encouraged to attend the Company’s annual meeting of stockholders. A director who is unable to attend the Company’s annual meeting of stockholders (which it is understood will occur on occasion) is expected to notify the Chairman of the Board in advance of the meeting. Seven out of the nine then-current members of the Board attended the August 10, 2017 annual meeting of stockholders.

Below is a description of each committee of the Board:

Audit Committee

The Audit Committee is responsible for, among other matters: (i) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by it, (ii) overseeing our independent registered public accounting firm’s independence, experience, qualifications and performance, (iii) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC, (iv) reviewing and monitoring our critical accounting policies and practices, financial and accounting controls and compliance with legal and regulatory requirements, and (v) reviewing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our Audit Committee consists of Messrs. Fong, McFarland and Williamson. We believe that Messrs. Fong, McFarland and Williamson qualify as independent directors according to the rules and regulations of the SEC and the Nasdaq with respect to audit committee membership. We also believe that Messrs. Fong and Williamson each qualifies as a “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Fong has been designated as the chairperson of the Audit Committee. Our Board has adopted a written charter for the Audit Committee which is available on our corporate website, http://www.terraformpower.com.

Conflicts Committee

Our Conflicts Committee is responsible for, among other matters: (i) reviewing and approving material transactions, and matters in which a conflict of interest exists, between the Company and any affiliated parties, on the one hand, and Brookfield and certain affiliates, on the other hand, (ii) reviewing and recommending structures and procedures designed to facilitate the Board’s independence from Brookfield and certain affiliates and (iii) supervising any changes in fees paid to Brookfield and certain affiliates as service providers (“Service Providers”).

Our Conflicts Committee consists of Messrs. Fong, McFarland and Williamson. We believe Messrs Fong, McFarland and Williamson qualify as independent directors according to the rules and regulations of the SEC and the Nasdaq. Mr. McFarland has been designated as the chairperson of the Conflicts Committee. Our Board has adopted a written charter for the Conflicts Committee which is available on our corporate website, http://www.terraformpower.com.

Nominating and Corporate Governance Committee

As a controlled company, we are not required to establish a compensation or nominating committee under the Nasdaq rules. While the Company remains able to rely upon such exceptions, on October 16, 2017, the Board created a Nominating and Corporate Governance Committee of the Board (“Governance Committee”).

The Governance Committee is responsible for, among other matters: (i) considering and submitting recommendations for filling Board vacancies, (ii) reviewing the Company’s overall approach to corporate governance, (iii) reviewing and accessing the Company’s enterprise risk management program and policies, (iv) reviewing and reporting on the performance of the Board, (v) reviewing proposed material related-party transactions and situations involving potential conflicts of interest that are not required to be reviewed by the Conflicts Committee, (vi) establishing a process for reviewing the performance and overseeing the evaluation of Service Providers, (vii) discharging the responsibility of the Board with respect to the Company’s incentive compensation plans and equity-based plans, and (viii) preparing an annual Compensation Committee Report, if required by applicable SEC rules.

In considering and submitting recommendations for filling Board vacancies, the Governance Committee considers an individual’s business experience and specific areas of expertise, personal and professional ethics and values and commitment to advancing the best interest of the Company. The Governance Committee also considers the need for the Board to have diversity of perspectives.

The Governance Committee’ process for identifying and evaluating director nominees may include consultation with all directors, solicitation of proposed nominees from all directors, the engagement of one of more professional search firms (if deemed appropriate) and interviews with prospective nominees. The Governance Committee also considers nominations by stockholders who recommend candidates for election to the Board. A stockholder seeking to recommend a prospective candidate for the Governance Committee’s consideration may do so by writing the Corporate Secretary, at TerraForm Power, Inc., 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814, and by following the requirements to submit nominees discussed under the section titled “Stockholder Proposals and Nominations.”

The Governance Committee consists of Messrs. Goldgut, Fong and McFarland. We believe that Messrs. Fong and McFarland qualify as independent directors according to the rules and regulations of the SEC and Nasdaq. Mr. Goldgut has been designated as the chairpersons of the Governance Committee. Our Board has adopted a written charter for the Governance Committee which is available on our corporate website, http://www.terraformpower.com.

Governance Committee Interlocks and Insider Participation

No member of our Governance Committee is or has been an officer or employee of TerraForm Power, Inc. None of the Company’s executive officers serves or has served on the board of directors, conflicts committee or compensation committee of any entity that has one or more executive officers serving on our Board, Conflicts Committee or Governance Committee during the most recently completed fiscal year.

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

The Board has delegated to the Governance Committee oversight of our risk management process. Our Governance Committee oversees and reviews with management our policies with respect to risk assessment and risk management and our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures. Our Board oversees risk related to compensation policies. Our Audit and Conflicts Committee also considers and addresses risk as it performs its respective committee responsibilities. Both standing committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

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

Code of Business Conduct

Our Board has adopted a Code of Business Conduct (“Code of Conduct”) that applies to all of our directors, officers, and employees, including our Chief Executive Officer and our Chief Financial Officer. Our Code of Conduct includes a conflicts of interest policy and is available on our website at http://www.terraformpower.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct that apply to our principal executive officer and financial and accounting officers by posting the required information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our Common Stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2017, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements with the exception of the following untimely filings:

Name	Form	Filing Date	Date of Reportable Transaction
John Stinebaugh	4	02/22/2018	11/30/2017
SunEdison, Inc.	4	11/15/2017	10/16/2017
Rebecca Cranna	4	05/30/2017	03/10/2017 03/10/2016
Rebecca Cranna	4	04/13/2017	04/04/2017
Sebastian Deschler	4	04/13/2017	04/04/2017
Christian Fong	4	02/27/2017	02/12/2017
Christian Fong	3	02/27/2017	02/12/2017
David Pauker	4	01/05/2017	12/20/2016
David Pauker	3	01/05/2017	12/20/2016

DIRECTOR COMPENSATION

Any officers or employees of Brookfield who also serve as our directors do not receive additional compensation for their service as one of our directors. In addition, any officers or employees of SunEdison who also served as our directors prior to the Merger and Sponsorship Transaction, did not receive additional compensation for their services as one of our directors. Our directors who are not officers or employees of us or Brookfield are entitled to compensation for their service as “non-employee directors” as set by our Board upon the recommendation of our Governance Committee.

As determined by our Board upon the recommendation of our Governance Committee, our non-employee directors are entitled to the following fees for their service on our Board and its committees:

•	$125,000 annual board of directors cash retainer, payable on a pro-rated quarterly basis;

•	$20,000 additional annual cash retainer for the Chairman of the Audit Committee, payable on a pro-rated quarterly basis; and

•	$20,000 additional annual cash retainer for the Chairman of the Conflicts Committee, payable on a pro-rated quarterly basis.

In addition, due to delays in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, delays in holding an annual meeting of stockholders during 2017 and extraordinary Board service during the fourth quarter of 2017, the Board authorized certain interim cash fees for the members of the Board for the period from May 25, 2017 through August 24, 2017, the period from August 24, 2017 through November 24, 2017 and the period from November 24, 2017 through December 31, 2017.

Each member of our Board will be indemnified for their actions associated with being a director to the fullest extent permitted under Delaware law.

2017 Director Compensation
The following table sets forth information about the compensation of each person who served as an outside director during the 2017 fiscal year.

Name	Fees Earned or Paid in Cash($)	Stock Award ($) (6)	Option Awards ($)	Total ($)
Hanif “Wally” Dahya (1)	110,000	-	-	110,000
Peter Blackmore (2)	100,000	-	-	100,000
Christopher Compton (1)	111,250	-	-	111,250
John F. Stark (1)	122,500	-	-	122,500
Kerri L. Fox (1)	107,500	-	-	107,500
Edward “Ned” Hall (3)	130,000	-	-	130,000
Marc S. Rosenberg (1)	107,500	-	-	107,500
David Pauker (1)	157,500	-	-	157,500
Christian S. Fong	240,000	147,456	-	387,456
Mark “Mac” McFarland	56,250	-	-	56,250
David Ringhofer (4)	-	-	-	-
Gregory Scallen (4)	-	-	-	-
Brian Lawson (5)	-	-	-	-
Harry Goldgut (5)	-	-	-	-
Richard Legault (5)	-	-	-	-
Sachin Shah (5)	-	-	-	-

(1)	On October 16, 2017, effective immediately following the effective time of the Merger, Ms. Fox and Messrs. Compton, Dahya, Stark, Rosenberg and Pauker resigned from the Board.

(2)	On October 16, 2017, effective immediately following the effective time of the Merger, Mr. Blackmore resigned from his position as the Interim Chief Executive Officer and from the Board.

(3)	On November 16, 2017, Mr. Hall resigned from the Board.

(4)
Messrs. Ringhofer and Scallen were employees of SunEdison at the time of their service on our board of directors and did not receive any additional compensation for service on the Company’s Board. Messrs. Ringhofer and Scallen resigned from the Board on February 12, 2017.

(5)	Messrs. Goldgut, Lawson, Legault and Shah are employees of Brookfield at the time of their service on our Board and did not receive any additional compensation for service on the Board.

(6)
This amount represents the aggregate grant date fair value of the restricted stock units (“RSUs”) granted to each director, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”) and determined by multiplying the number of RSUs granted by the fair market value of the Company’s common stock on the grant date.

Director Equity Outstanding at Fiscal Year-End
The following table summarizes equity awards outstanding as of December 31, 2017 for each director serving on the Board as of that date.

Name	Stock Awards Number of Shares or Units of Stock That Have Not Vested	Option Awards Number of Securities Underlying Unexercised Options
Brian Lawson	-	-
Christian S. Fong	-	-
Harry Goldgut	-	-
Richard Legault	-	-
Mark “Mac” McFarland	-	-
Sachin Shah	-	-
————
Compensation for New Directors and Committee Members Prior to the Closing of the Merger

Mr. Fong was elected to the Board effective February 12, 2017. On February 26, 2017, Mr. Fong was appointed as a member of the Conflicts Committee and a member of the Audit Committee. As such, the members of the Board, upon the recommendation of the then-constituted Compensation Committee, authorized, and the Company subsequently paid Mr. Fong, $50,000 for his board service until the Company’s next annual meeting, $7,500 for his service as a member of the Audit Committee until the Company’s next annual meeting and $5,000 for his service as a member of the Conflicts Committee until the Company’s next annual meeting. Mr. Fong was also awarded 12,800 RSUs at the time of his election to the Board. These RSUs vested in accordance with their terms on May 25, 2017.

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

Also on February 3, 2017, the Board reconstituted the Conflicts Committee to consist of four members, Ms. Fox and Messrs. Hall, Rosenberg and Pauker. The Conflicts Committee was increased to five members on February 26, 2017, upon the appointment of Mr. Fong as a member of the Conflicts Committee. Mr. Hall was appointed as the Chairperson of the Conflicts Committee. The members of the Board, upon the recommendation of the Compensation Committee, authorized, and the Company subsequently paid Mr. Hall $15,000 for his service as the Chairman of the Conflicts Committee until the Company’s next annual meeting and each of Ms. Fox and Messrs. Rosenberg, Pauker and Fong $5,000 for their respective service as members of the Conflicts Committee until the Company’s next annual meeting. For purposes of determining the fees described in this section, the Board had tentatively assumed that the Company’s next annual meeting would occur on May 25, 2017.

Cash Awards for the Period from May 25, 2017 through August 24, 2017

Due to the delay in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Company did not hold its annual meeting until August 10, 2017. On June 13, 2017, the members of the Board authorized, and the Company subsequently paid, cash compensation of $50,000 to each of our then-current directors, Ms. Fox and Messrs. Blackmore, Compton, Dahya, Fong, Hall, Pauker, Rosenberg and Stark, for their board service for the interim period from May 25, 2017 through August 24, 2017. The $50,000 in quarterly cash compensation represented one fourth of the regular annual compensation of $200,000 (cash retainer and RSUs) paid to non-employee directors and was payable in full on the first date of such period. In addition, on June 16, 2017 the members of the Board authorized, and the Company subsequently paid, prorated quarterly cash compensation for our directors’ service on the relevant committees for the interim period from May 25, 2017 through August 24, 2017. As such, the Company (i) paid Mr. Dahya a fee of $5,000 for his service as the Chairperson of the Audit Committee for such period and each of Messrs. Compton, Stark and Fong a fee of $1,875 for their respective service as members of the Audit Committee for such period, (ii) paid Mr. Hall a fee of $3,750 for his service as the Chairperson of the Conflicts Committee for such period and each of Ms. Fox and Messrs. Fong, Pauker and Rosenberg a fee of $1,250 for their respective service as members of the Conflicts Committee for such period and (iii) paid Mr. Stark a fee of $3,125 for his service as the Chairperson of the Compensation Committee for such period and each of Messrs. Hall and Compton a fee of $1,250 for their respective service as members of the Compensation Committee for such period. No RSUs were awarded for the directors’ service during this interim period.

Cash Awards for the Period from August 24, 2017 through November 24, 2017

On August 10, 2017, following the Company’s Annual Meeting of Stockholders for 2017, the members of the Board authorized, and the Company subsequently paid, cash compensation of $50,000 to each of our then-current directors, Ms. Fox and Messrs. Blackmore, Compton, Dahya, Fong, Hall, Pauker, Rosenberg and Stark, for their board service for the interim period from August 25, 2017 through November 24, 2017. The $50,000 in quarterly cash compensation represented one fourth of the regular annual compensation of $200,000 (cash retainer and RSUs) paid to non-employee directors and was payable in full on the first date of such period. In addition, on August 10, 2017 the members of the Board authorized, and the Company subsequently paid, prorated quarterly cash compensation for our directors’ service on the relevant committees for the interim period from August 24, 2017 through November 24, 2017. As such, the Company (i) paid Mr. Dahya a fee of $5,000 for his service as the Chairperson of the Audit Committee for such period and each of Messrs. Compton, Stark and Fong a fee of $1,875 for their respective service as members of the Audit Committee for such period, (ii) paid Mr. Hall a fee of $3,750 for his service as the Chairperson of the Conflicts Committee for such period and each of Ms. Fox and Messrs. Fong, Pauker and Rosenberg a fee of $1,250 for their respective service as members of the Conflicts Committee for such period and (iii) paid Mr. Stark a fee of $3,125 for his service as the Chairperson of the Compensation Committee for such period and each of Messrs. Hall and Compton a fee of $1,250 for their respective service as members of the Compensation Committee for such period. No RSUs were awarded for the directors’ service during this interim period. On October 6, 2017, the members of the Board authorized, and the Company subsequently paid, cash consideration of $15,000 to Mr. Fong for his service as the Chairman of the Transition Committee of the Board established to oversee contingency planning and transition matters in connection with the closing of the Merger.

Cash Awards for the Period from November 24, 2017 through December 31, 2017

On December 19, 2017, upon the recommendation of the Governance Committee, the members of the Board authorized, and the Company subsequently paid, cash compensation of $20,000 to each of Messrs. Fong and McFarland for their extraordinary board service during the interim period from November 24, 2017 through December 31, 2017. No RSUs were awarded for their service during this interim period. The Company also paid each of Messrs. Fong and McFarland a quarterly fee of $36,250 for their service as members of the Board and its committees during the fourth quarter of 2017.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section we provide an explanation and analysis of the material elements of the compensation for our named executive officers for the 2017 fiscal year. The purpose of this discussion is to provide context for the presentation of the specific compensation paid to our named executive officers, as shown in the tables and narrative disclosure that follow. During the fiscal year ended December 31, 2017, there were eight individuals who served as named executive officers of the Company.

Background to our 2017 Named Executive Officer Compensation

Beginning in December 2016 and continuing until the effective time of the Merger on October 16, 2017, we directly employed certain of our named executive officers. Beginning at the effective time of the Merger on October 16, 2017, Brookfield employed our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel. Brookfield directly sets the compensation of these executive officers. As such, the Company did not incur any direct expense for their services. The ultimate responsibility and authority for compensation-related decisions for our named executive officers who were employees of Brookfield resided with Brookfield, and any compensation decisions were not subject to any approvals by our Board or any committees thereof.

In the period between the SunEdison Bankruptcy and the establishment of our Compensation Committee on February 3, 2017, determinations regarding compensation of our senior management were made by our Conflicts Committee and our Interim Chief Executive Officer. In the period between the establishment of our Compensation Committee on February 3, 2017 and the effective time of the Merger on October 16, 2017, determinations regarding compensation of our senior management were made by our Compensation Committee.

Compensation Philosophy and Objectives for 2017

Prior to the effective time of the Merger, the objective of our executive compensation for 2017 was principally to retain and motivate our senior executives following the SunEdison Bankruptcy. Our payment of equity-based compensation was designed to incentivize our senior executives to preserve and defend stockholder value in light of potential claims against the Company in the SunEdison Bankruptcy and the uncertainty and operational challenges we faced as we transitioned away from reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure, and the operation, maintenance and asset management of our renewable energy facilities and sought to close the Merger with Brookfield. Our payment of equity-based compensation was also designed to ultimately incentivize our senior executives to maximize stockholder value through our exploration of strategic alternatives and the closing of the Merger. In addition, our senior executives received cash retention awards to ensure our senior management remained engaged through the closing of the Merger. Following the effective time of the Merger, the compensation of our executive officers was directly set by Brookfield and any compensation decisions were not subject to any approvals by our Board or any committees thereof.

Details of the Elements of Our Named Executive Officer’s 2017 Compensation

Mr. Blackmore

Mr. Blackmore did not receive compensation for his service as our Interim Chief Executive Officer. All compensation disclosed for Mr. Blackmore in our 2017 Summary Compensation Table represents fees or RSUs awarded to Mr. Blackmore for his service as a member of our Board until his resignation on October 16, 2017. Because Mr. Blackmore did not receive compensation for his service as our Interim Chief Executive Officer, this Compensation and Discussion Analysis does not include a discussion of the elements of 2017 compensation for Mr. Blackmore.

Mr. Stinebaugh, Mr. Berger, Ms. Hannah and Ms. Rocheleau

On October 16, 2017. Mr. Stinebaugh, Mr. Berger, Ms. Hannah and Ms. Rocheleau were appointed to serve as our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel respectively. These four executive officers were not employees of the Company and were employed by Brookfield. Their services were provided under a management services agreement with Brookfield and Brookfield directly set their compensation. As such, the Company did not determine their compensation and does not incur any direct expense for their services. This Compensation and Discussion Analysis did not include a discussion of the elements of 2017 compensation for Mr. Stinebaugh, Mr. Berger, Ms. Hannah or Ms. Rocheleau.

Mr. Studebaker

Mr. Studebaker was appointed to serve as our Chief Operating Officer pursuant to an engagement letter (the “Engagement Letter”) between the Company and AP Services, LLC (“APS”), an affiliate of AlixPartners. Pursuant to the terms of the Engagement Letter, the Company compensated APS for its services and reimbursed APS for its expenses, with an hourly rate of $985 as compensation for the performance of Mr. Studebaker as Chief Operating Officer. APS also received a discretionary success fee of $2.0 million determined by the Chief Executive Officer of the Company based on the outcome of the engagement and the Chief Executive Officer’s view of the Chief Operating Officer performance.

From January 1, 2017 until his resignation on August 9, 2017, Mr. Studebaker accrued $990,053 in fees for services billed to the Company and $326,134 for services billed to TerraForm Global, Inc. Mr. Studebaker was not directly compensated by the Company. Mr. Studebaker was not an employee of the Company and did not receive a salary or any equity-based compensation from the Company and was not eligible for any retention payments, benefits or severance offered by the Company to its employees or senior executives.

Ms. Cranna and Mr. Deschler

From January 1, 2017 until October 16, 2017, Ms. Cranna served as our Executive Vice President and Chief Financial Officer and Mr. Deschler served as our Senior Vice President, General Counsel and Secretary.

2016 Letter Agreements Regarding Accelerated Vesting

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

2016 Letter Agreements Regarding Compensation and Severance

On August 25, 2016, the Company entered into a letter agreement with Mr. Deschler with respect to certain severance and compensation terms (the “August 25 Letter Agreement”). TerraForm Global was also a party to the August 25 Letter Agreement with respect to its agreement to have the August 25 Letter Agreement assigned to it if Mr. Deschler later became employed by TerraForm Global. On August 30, 2016, the Company entered into a letter agreement with Ms. Cranna with respect to similar severance and compensation terms (the “August 30 Letter Agreement” and together with the August 25 Letter Agreement, the “August Letter Agreements”). TerraForm Global was also a party to the August 30 Letter Agreement with respect to its agreement to (a) share the financial obligations of the Company if Ms. Cranna later became employed by the Company but performed duties for both the Company and TerraForm Global and (b) have the August 30 Letter Agreement assigned to TerraForm Global if Ms. Cranna had later become employed solely by TerraForm Global, Inc. The Company and TerraForm Global later decided to split equally the costs of Ms. Cranna’s compensation and benefits (other than any equity compensation, the cost of which is being born by the relevant entity that grants such equity compensation).

On December 12, 2016 and December 20, 2016, each of Ms. Cranna and Mr. Deschler entered into further letter agreements with TerraForm Power, that clarified the conditions for bonuses for 2016, and pursuant to which they accepted offers of at-will employment by the Company, effective as of December 18, 2016 (each, an “Employment Letter Agreement,” and jointly with the August Letter Agreements, the “Letter Agreements”). The Letter Agreements provide as follows, in each case subject to additional terms and conditions contained in the Letter Agreements and, in the case of Ms. Cranna, the agreement regarding cost splitting between the Company and TerraForm Global described above if Ms. Cranna performs duties for both the Company and TerraForm Global and a commitment by TerraForm Global to have the letter agreement assigned to it if Ms. Cranna is employed solely by TerraForm Global.

•
The Company agreed to pay a base salary of $401,145 annualized for Ms. Cranna and $290,686 annualized for Mr. Deschler. In addition, the Company will reimburse Mr. Deschler for his two daughters’ school fees in an amount up to $20,000 per year for each daughter, and will gross-up any such reimbursement amount for taxes withheld on such reimbursements

•
If the applicable officer is terminated without cause, resigns for good reason or dies, the officer is eligible to receive a lump-sum cash severance of one year of base salary and a payment equal to 12 months of COBRA health premiums, conditioned upon the executive officer executing a release of claims agreement in favor of the Company and meeting her or his obligations under any restrictive covenant agreements benefitting the Company. “Good reason” under the Letter Agreements includes a material adverse change in the executive officer’s reporting relationship, authority, duties or responsibilities; any material reduction in base salary or any materially adverse change in the percentage of base salary used to determine annual bonus opportunities; or a relocation to an office more than 50 miles from the executive officer’s office immediately prior to such relocation (unless such new location is closer to the executive officer’s residence at the time of such relocation).

•
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

Base Salary

The Employment Letter Agreements for Ms. Cranna and Mr. Deschler provided for their respective 2017 base salaries. Ms. Cranna earned a prorated salary of $333,259 based on an annualized base salary of $401,145 for 2017 and Mr. Deschler earned a prorated salary of $241,493 based on an annualized base salary of $290,686 for 2017. The payment of a base salary to Ms. Cranna and Mr. Deschler enabled us to retain them as executives by establishing minimum compensation levels. Given the uncertainty surrounding the Company following the SunEdison Bankruptcy, our Conflicts Committee and Interim Chief Executive Officer determined that a portion of the 2017 compensation for Ms. Cranna and Mr. Deschler should be paid in cash to ensure retention of our senior management. In addition, our Interim Chief Executive Officer determined that the 2017 base salary of Ms. Cranna and Mr. Deschler and certain perquisites of Mr. Deschler should remain generally unchanged from the same amounts paid for 2016. In reaching this decision, our Interim Chief Executive Officer considered, among other things, the scope of the responsibilities performed by Ms. Cranna and Mr. Deschler, their seniority, years of service with the Company and their total compensation.

In addition, Ms. Cranna received a lump-sum cash payment of $47,174 and Mr. Deschler received a lump-sum cash payment of $24,261, in each case for accrued but unused paid time off as of the effective time of the Merger. The amounts presented under Salary in the 2017 Summary Compensation Table include such payments for accrued but unused paid time off.

2016 Retention Payments

Because of its financial difficulties and the resulting Bankruptcy, SunEdison, as the Company’s controlling stockholder, did not pay bonuses to our named executive officers or any other employees for their services performed for the Company during 2015. In light of this failure and the importance of retaining and motivating key personnel, the Company, in April 2016 approved the grant of retention cash awards to Ms. Cranna and Mr. Deschler, among others. Ms. Cranna received a retention award of $299,361 and Mr. Deschler received a retention award of $216,930. The 2016 retention payments were payable in cash and vested in equal installments on May 31, 2016, September 30, 2016 and March 31, 2017. The 2017 amounts presented under Retention Bonus in the 2017 Summary Compensation Table include the vesting and payment of the third installments of the retention payment on March 31, 2017.

2017 Retention Payments

In light of the importance of retaining and motivating key personnel after the vesting and payment of the third installments of the 2016 retention payments in March 2017, the Company approved the grant of 2017 retention cash awards to Ms. Cranna and Mr. Deschler, among others. Ms. Cranna received a retention award of $401,145 and Mr. Deschler received a retention award of $290,686. The 2017 retention payments were payable in cash and vested 75% upon the consummation of the Merger, which occurred on October 16, 2017, and the remaining 25% vested ninety days following the consummation of the Merger on January 14, 2018. Pursuant to the terms of their retention awards, if the Merger had not closed by March 31, 2018, 100% of the 2017 retention payments would have vested on that date. The 2017 amounts presented under Retention Bonus in the 2017 Summary Compensation Table include the full amount of the 2017 Retention Payments, including the 25% paid in January 2018.

Our then-constituted Compensation Committee determined that a portion of the 2017 compensation for Ms. Cranna and Mr. Deschler should be structured as retention payments that would vest upon the consummation of the Merger to ensure our senior management was motivated to close the Merger and to ensure the retention of senior management during the interim period between the signing and closing of the Merger. The 2017 retention cash awards to the Company’s executive team, including Ms. Cranna and Mr. Deshler, represented twelve months of base salary. This amount was determined by our Compensation Committee in consideration of the scope of the responsibilities performed by the Company’s executive team and the importance of retaining and motivating senior management. In reaching this determination our Compensation Committee considered market practice for retention payments in connection with pending merger transactions, the importance of retaining key personnel in light of the pending Merger with Brookfield and market data that was made available from Aon Hewitt. While the Compensation Committee considered market data in reaching this determination, it did not benchmark the amount of the 2017 retention payments to such data.

Equity-Based Compensation

The payment of equity-based compensation aligned the incentives of our senior management and our stockholders. During 2017, the payment of equity-based compensation provided incentives to our senior executives to maximize stockholder value through our exploration of strategic alternatives. In April 2017, our then-constituted Compensation Committee determined that certain key employees, including Ms. Cranna and Mr. Deschler, should be granted equity-based compensation. On April 4, 2017, Mr. Deschler was awarded 11,768 RSUs, worth $145,334 based on the closing price of the Company’s Class A common stock on that day, and Ms. Cranna was awarded 16,240 RSUs, worth $200,564 based on the closing price of TerraForm Power’s Class A common stock on that day, all under the Company’s 2014 Second Amended and Restated Long-Term Incentive Plan. The equity-based compensation was granted in the form of RSUs which vest upon a time-based schedule. Pursuant to this schedule, the RSUs will vest 25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date. As has been the general practice of the Company when granting RSUs, under the terms of the relevant RSU Award Agreements, these RSUs were subject to full vesting upon a change in control. The Compensation Committee determined this vesting schedule created appropriate long-term incentives for senior management while balancing the need to retain key personnel in light of the pending Merger with Brookfield. At the effective time of the Merger, Ms. Cranna held 39,742 RSUs and Mr. Deschler held 22,448 RSUs, all of which vested in full.

In determining the amount of equity-based compensation paid to Ms. Cranna and Mr. Deschler, the Compensation Committee considered market practice for equity awards in connection with pending merger transactions, the importance of retaining key personnel in light of the pending Merger with Brookfield and reviewed data made available from Aon Hewitt based on researched best practices and how similar sized companies handle annual equity grants. While the Compensation Committee considered market data in reaching this determination, it did not benchmark the amount of the 2017 equity awards to such data.

Severance

In accordance with the Letter Agreements, Ms. Cranna and Mr. Deschler received lump-sum cash severance payments as a result of the Merger. Ms. Cranna received $441,307 which included $401,145, equal to one year of base salary, and $40,162, equal to 12 months COBRA health premiums. Mr. Deschler received $333,363 which included $290,686, equal to one year of base salary, and $42,677, equal to 12 months of COBRA health premiums. The amounts presented under All Other Compensation in the 2017 Summary Compensation Table include such severance payments and COBRA health premiums.

Non-Equity Incentive Plan Compensation

Ms. Cranna and Mr. Deschler were each eligible to receive non-equity discretionary bonuses for 2017. As an inducement to retain the Company’s employees through the closing of the Merger, our Compensation Committee determined that all employees who were eligible for a bonus in 2017 should be guaranteed a minimum bonus for 2017 equal to 75% of their target bonus under the Company’s Bonus Plan. The Compensation Committee determined that this was a fair floor for the Company’s employees even if an employee was terminated in connection with the closing of the Merger. In reaching these determinations, the Compensation Committee considered the need for our employees to have some assurance that they would receive a bonus given that the Merger was anticipated to close late in the calendar year, the value to the Company of continuity of employees in the period leading up to the closing of the Merger and concerns regarding whether managers who assess the performance of the employees they supervise in connection with bonus determinations would still be with the Company following the closing of the Merger. The Compensation Committee also determined that bonus targets for Ms. Cranna and Mr. Deschler for 2017 would be equal to their respective bonus targets for 2016, as set forth in the Letter Agreements. Pursuant to these determinations by the Compensation Committee, Ms. Cranna received a cash bonus for 2017 of $157,972 and Mr. Deschler received a cash bonus of $95,394 for 2017, equal in each case to 75% of their respective target bonuses, prorated for the portion of the calendar year for which they were employed by the Company.

Qualified Retirement Benefits

During 2017, Ms. Cranna and Mr. Deschler participated in the Company’s 401(k) plan, which is a broad-based tax-qualified retirement plan. Consistent with other participants in the Company’s 401(k) plan, Ms. Cranna and Mr. Deschler are eligible to make pre-tax, and “Roth” after-tax, 401(k) contributions to the Company’s 401(k) plan and receive a percentage of individual contributions plus a defined contribution from the Company, subject to certain limitations. For fiscal 2017, Ms. Cranna received a contribution of $16,036. For fiscal 2017, Mr. Deschler received a contribution of $12,530.

Perquisites

As discussed under Letter Agreements Regarding Compensation and Severance above, the Company agreed to reimburse Mr. Deschler for his two daughters’ school fees in an amount up to $20,000 per year for each daughter. The Company agreed to gross-up any such reimbursement amount for taxes withheld on such reimbursements. A similar reimbursement arrangement was originally provided by SunEdison and the Company determined that it was an appropriate perquisite to continue to include in Mr. Deschler’s overall 2017 compensation in light of Mr. Deschler’s total compensation and the allocation of Mr. Deschler’s total compensation between equity and non-equity based payments. In fiscal 2017, Mr. Deshler received $143,270 in total grossed-up reimbursement for his daughters’ school fees, representing fees paid for both the 2016/2017 and 2017/2018 school years.

Ms. Cranna and Mr. Deschler each received a $1,000 gift card pursuant to a spot bonus program available to full-time employees.

Ms. Cranna and Mr. Deschler also participated in our medical and dental program and received life insurance and long-term disability insurance coverage. In general, these programs were consistent with programs made available to all of our employees.

Our named executive officers also received certain other perquisites which had little or no incremental cost to us.

Other Factors Affecting Compensation

Under Section 162(m) of the Internal Revenue Code (“Section 162(m)”), a public company generally may not deduct compensation in excess of $1 million paid to its CEO and other covered officers.  Recently enacted legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) makes certain changes to Section 162(m), most notably repealing the exemption for qualified performance-based compensation for taxable years beginning after December 31, 2017 and expanding the scope of persons covered by its limitations on deductibility. Accordingly, compensation paid after 2017 to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. We have historically sought to structure our variable equity-based and cash-based incentive awards to be deductible under Section 162(m), to the extent possible. However, to maintain flexibility in compensating our executives, we do not have a policy requiring compensation to be fully deductible under Section 162(m). Following the closing of the Merger, Brookfield directly sets the compensation of our Chief Executive Officer, Chief Financial Officer and General Counsel and the Company does not incur any direct expense for their services. As such, we do not expect to incur material compensation related expenses for our executive officers as long as such compensation arrangements remain in place.

Stockholder Advisory Vote on Executive Compensation

On August 10, 2017, the Company held its annual meeting of stockholders for 2017 (the “2017 Annual Meeting”). At the 2017 Annual Meeting, the Company’s stockholders approved, on a non-binding advisory basis, the compensation of the Company’s named executive officers and recommended, by non-binding advisory vote, that future advisory votes on the compensation of the Company’s named executive officers be held every one year. The Company expects that a nonbinding, advisory say on pay vote will be held at the Company’s next annual meeting of stockholders.

REPORT OF THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE OF THE BOARD OF DIRECTORS

Our Board has determined that our Governance Committee may be treated as the Company’s ‘compensation committee’ for disclosure purposes with respect to the year ended December 31, 2017. Our Governance Committee was created on October 16, 2017 and was not responsible for, and did not participate in, the determination of compensation for our named executive officers in 2017.

The Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Governance Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

Harry Goldgut, Chairman
Christian S. Fong
Mark “Mac” McFarland

Summary of Executive Compensation

Summary Compensation Table

The following table presents summary information concerning 2017 compensation awarded or paid to, or earned by: (i) each individual that served as the Company’s Chief Executive Officer during 2017; (ii) each individual that served as the Company’s Chief Financial Officer during 2017; (iii) each of the other three most highly compensated executive officers for the year 2017 who were serving as executive officers as of December 31, 2017 and (iv) two additional individuals who would have been one of the three most highly compensated executive officers for the year 2017 but for the fact that the individuals were not serving as executive officers of the Company as of December 31, 2017 (collectively, such persons were the “named executive officers” for the Company for 2017).

Name and Principal Positions as of 12/31/2017	Year	Salary ($)(1)	Retention Bonus ($)(2)	Stock Awards ($)(3)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)			Total ($)
Peter Blackmore	2017	-	-	150,000	(5)	-	-		-	150,000		(6)	300,000
Chairman & Interim Chief Executive Officer	2016	-	-	321,168	(5)	-	-		-	100,000		(6)	421,168
Rebecca Cranna (7)	2017	380,432	401,145	200,564	(5)	-	157,972	(8)	-	458,343		(9)	1,598,456
Executive Vice President and Chief Financial Officer	2016	412,067	199,574	224,198	(5)	-	376,498	(8)	-	12,936		(10)	1,225,273
	2015	328,713	-	1,296,119	(5)	-	-		-	15,484		(10)	1,640,316
Sebastian Deschler	2017	265,753	290,686	145,335	(5)	-	95,394	(8)	-	490,164		(9)	1,287,332
Senior Vice President, General Counsel and Secretary	2016	308,474	144,620	162,464	(5)	-	268,536	(8)	-	16,430		(10)	900,524
	2015	287,038	-	309,168	(5)	-	-		-	20,030		(10)	616,236
Thomas Studebaker (11)	2017	-	-	-		-	-		-	1,316,187		(12)	1,316,187
Chief Operating Officer	2016									1,305,395		(12)	1,305,395
John Stinebaugh (13)	2017	-	-	-		-	-		-		-		-
Chief Executive Officer
Matthew Berger (13)	2017	-	-	-		-	-		-		-		-
Chief Financial Officer
Valerie Hannah (13)	2017	-	-	-		-	-		-		-		-
Chief Operating Officer
Andrea Rocheleau (13)	2017	-	-	-		-	-		-		-		-
General Counsel and Secretary
————

(1)
Amounts shown include (a) cash compensation earned and received, (b) cash compensation earned but deferred at the election of the executive officer under the SunEdison Retirement Savings Plan and (c) cash received in exchange for earned but unused paid time off.

(2)
In April 2016, the Company approved retention cash awards to select executives. The awards vested in equal installments on May 31, 2016, September 30, 2016 and March 31, 2017. Amounts for 2016 represent the first two installments that vested and were paid out in 2016. Amounts for 2017 represent the third installment that vested and was paid out in 2017.

(3)
All option awards reflected in the table are non-qualified stock options and all stock awards reflected in the table are Restricted Stock Units or Restricted Stock Awards, in each case, issued under the SunEdison, Inc. 2010 Amended and Restated Equity Incentive Plan, the SunEdison, Inc. 2015 Long-Term Incentive Plan, the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan or the TerraForm Global, Inc. 2014 Long-Term Incentive Plan. The dollar amounts shown for stock awards and option awards represent the aggregate grant date fair value with respect to fiscal years 2017, 2016 and 2015 in accordance with the applicable Accounting Standard Codification 718, Stock Compensation, excluding the effect of forfeitures related to service-based conditions. These amounts do not reflect whether the named executive officers have actually realized or will realize a financial benefit from the awards. For information on the assumptions used to calculate the value of the awards, refer to Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K.

(4)
Amounts shown were awarded pursuant to the terms of the Letter Agreements, under which Ms. Cranna and Mr. Deschler were eligible to participate in a newly formed Bonus Plan of the Company as of January 1, 2016.

(5)
Represents shares and units granted under the SunEdison 2010 Amended and Restated Equity Incentive Plan, the TerraForm Power, Inc. Long-Term Incentive Plan and the Terraform Global, Inc. Long-Term Incentive Plan.

(6)
Represents cash fees paid to Mr. Blackmore for his service as a director for the Company and TerraForm Global, Inc. Mr. Blackmore did not receive additional cash or equity compensation for his service as the Interim Chief Executive Officer of the Company or Terraform Global, Inc. Mr. Blackmore joined the Company’s Board and became its Chairman on November 20, 2015. He served as the chairman of the Office of the Chairman from March 30, 2016 until April 21, 2016 whereupon the Board dissolved the Office of the Chairman and Mr. Blackmore was appointed as Interim Chief Executive Officer in addition to his role as Chairman of the Board. He resigned as Interim Chief Executive Officer and from the Board on October 16, 2017.

(7)
Ms. Cranna split her time evenly between the Company and TerraForm Global, Inc. The cash compensation received by Ms. Cranna reflects the total cash compensation received for services provided to the Company and to TerraForm Global, Inc. Beginning in 2017, Ms. Cranna was an employee of TerraForm Power, Inc. and is compensated directly by the Company. However, pursuant to the August 30 Letter Agreement, TerraForm Global, Inc. will reimburse the Company for 50% of the cash compensation paid by the Company to Ms. Cranna. Ms. Cranna was removed as Chief Financial Officer on October 16, 2017 in connection with the closing of the Merger.

(8)	These amounts were awarded for fiscal 2016 and 2017, respectively, under TerraForm Power, Inc.’s Bonus Plan.
(9)
These amounts represent severance payments equal to one year of base salary, 12 months of COBRA health premiums, contributions to the Company’s Retirement Savings Plan, the value of a gift cards received during 2017 pursuant to a spot bonus program, and with respect to Mr. Deschler, total grossed-up reimbursement for his daughters’ school fees.

(10)	Amounts shown are contributions by SunEdison to the SunEdison Retirement Savings Plan.
(11)	Mr. Studebaker is a Managing Director in AlixPartners, LLPs’ Turnaround & Restructuring practice. He was appointed Chief Operating Officer effective on July 7, 2016 and resigned on August 9, 2017.
(12)
Pursuant to the Engagement Letter, the Company compensated AlixPartners, LLC for its services and reimbursed AlixPartners, LLC for its expenses, with an hourly rate of $985 as compensation for the performance of Mr. Studebaker as Chief Operating Officer. From January 1, 2017 until his resignation on August 9, 2017, Mr. Studebaker accrued $990,053 in fees for services billed to the Company and $326,134 for services billed to TerraForm Global, Inc.

(13)
Following the closing of the Merger, Brookfield directly set the compensation of our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Operating Officer. The Company did not incur any direct expense for their services.

Grants of Plan-Based Awards

The following table sets forth plan based awards to the named executive officers during 2017.

		Estimated Future Payouts Under			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Non-equity Incentive Plan Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Peter Blackmore
Chairman & Interim Chief Executive Officer	8/4/2017				30,000	(1)	-	-	150,000
Rebecca Cranna	4/4/2017				16,240	(2)	-	-	200,564
Executive Vice President and Chief Financial Officer

Sebastian Deschler	4/4/2017				11,768	(2)	-	-	145,335
Senior Vice President, General Counsel and Secretary

Thomas Studebaker	-	-	-	-	-		-	-	-
Chief Operating Officer
John Stinebaugh	-	-	-	-	-		-	-	-
Chief Executive Officer
Matthew Berger	-	-	-	-	-		-	-	-
Chief Financial Officer
Valerie Hannah	-	-	-	-	-		-	-	-
Chief Operating Officer
Andrea Rocheleau	-	-	-	-	-		-	-	-
General Counsel and Secretary
————

(1)	Represents grants made under the TerraForm Global, Inc. 2014 Long-Term Incentive Plan.

(2)	Represents grants made under the TerraForm Power, Inc. 2014 Long-Term Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by the named executive officers of the Company at December 31, 2017.
Option Exercised and Stock Vested

The following table sets forth certain information concerning stock option exercises and the vesting of restricted stock units and restricted stock awards of the Company, TerraForm Global and SunEdison during 2017 by the named executive officers of the Company.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Peter Blackmore	-	-	97,419	(1)	618,183
Rebecca Cranna	-	-	219,327		1,467,429
Sebastian Deschler	-	-	255,164		356,432
Thomas Studebaker	-	-	-		-
John Stinebaugh	-	-	-		-
Matthew Berger	-	-	-		-
Valerie Hannah	-	-	-		-
Andrea Rocheleau	-	-	-		-
————

(1)
Represents (i) 12,000 Company shares that vested on May 27, 2017, (ii) 8,400 Company shares that vested on November 20, 2016 but were not distributed until October 16, 2017 at the effective time of the Merger, (iii) 44,400 TerraForm Global shares that vested on May 25, 2017, (iv) 17,919 TerraForm Global shares that vested on December 28, 2017 at the effective time of TerraForm Global’s Merger, and (v) 14,700 TerraForm Global shares that vested on November 20, 2016 but were not distributed until December 28, 2017 at the effective time of TerraForm Global’s Merger.

Letter Agreements Regarding Accelerated Vesting and Severance

See “Compensation Discussion and Analysis - Details of the Elements of Our Named Executive Officer’s 2017 Compensation - Ms. Cranna and Mr. Deschler” above for information regarding certain letter agreements entered into between the Company and Ms. Cranna and Mr. Deschler.

Potential Payment Upon Termination or Change in Control

Because the Company’s current executive officers are not employees of the Company, they are not eligible for any payments by the Company upon termination or change in control.

Pay Ratio Disclosure

As a result of the recently adopted rules under the Dodd-Frank Act, the SEC requires disclosure of the CEO to median employee pay ratio. To determine our median employee, we prepared a list of all employees as of December 31, 2017 and calculated total cash compensation of our median employee for 2017 based on payroll data. We selected total cash compensation as a consistently applied compensation measure for all employees in part because all outstanding equity awards granted under the Company’s Long-Term Incentive Plan vested in full at the effective time of the Merger and were converted into the right to receive the Merger consideration regardless of the grant date of the equity awards or their grant-date fair value. As of December 31, 2017, we had 119 employees. For purposes of this list, total cash compensation included salary, bonus, the value of RSUs that vested in 2017 (including RSUs that were converted into cash consideration at the effective time of the Merger) and the special dividend paid to RSU holders at the effective time of the Merger. Wages and salaries were annualized for permanent employees that were not employed for the full year of 2017. Our median employee had 2017 total cash compensation of $151,592. Our CEO as of December 31, 2017, Mr. Stinebaugh, is employed by our controlling stockholder, Brookfield, and provides services to the Company under a management services agreement. Mr. Stinebaugh does not receive any direct compensation from the Company for his services as our CEO as reflected in the Summary Compensation Table included in this Annual Report. As such, a ratio of CEO total compensation to our median employee’s total compensation would not be meaningful and is not presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding beneficial ownership of our voting securities as of March 31, 2018 by:

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

This table lists applicable percentage ownership based on 148,086,027 shares of our Class A common stock, in each case outstanding as of March 31, 2018. Shares issuable upon exercise of options to purchase shares of our Common Stock that are exercisable within 60 days of March 31, 2018, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o TerraForm Power, Inc., 7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland 20814.

	Class A Common Stock
Name and Address of Beneficial Owner	Number of Shares	%
5% Stockholders:
Brookfield Asset Management, Inc. (1)	75,594,459	51.0
Strategic Value Partners, LLC (2)	13,904,890	9.4
Directors, Named Executive Officers and Executive Officers:
Peter Blackmore (3)	12,778	*
Rebecca Cranna (3)	65,216	*
Sebastian Deschler (3)	62,548	*
Thomas Studebaker	-	*
John Stinebaugh	8,100	*
Matthew Berger	-	*
Valerie Hannah	-	*
Andrea Rocheleau	-	*
Brian Lawson	-	*
Harry Goldgut	-	*
Christian Fong	8,017	*
Richard Legault	-	*
Mark “Mac” McFarland	-	*
Sachin Shah	-	*
Bruce Williamson	-	*
Directors and Current Executive Officers as a group (11 persons)	16,117	*
————
* Less than one percent

(1)
As set forth in the Schedule 13D/A filed with the SEC on February 7, 2018. According to the filing, Brookfield Asset Management Inc., Partners Limited, Brookfield Asset Management Private Institutional Capital Adviser (Canada), L.P., Brookfield Infrastructure Fund GP LLC, Orion US GP LLC, and Orion US Holdings 1 LP, share voting and dispositive power over 75,594,459 shares of Class A common stock. The address of Orion US LP, Orion US GP, BIF, BAMPIC Canada, Brookfield and Partners is 181 Bay Street, Suite 300, Brookfield Place, Toronto, Ontario M5J 2T3, Canada.

(2)
As set forth in such company’s Schedule 13G filed with the SEC on January 8, 2018. According to the filing, Strategic Value Partners, LLC, SVP Special Situations III LLC, SVP Special Situations IV LLC, SVP Special Situations III-A LLC, and Victor Khosla may be deemed to share voting and dispositive power over 13,904,890 shares of Class A common stock. The address for each of the Strategic Value entities is 100 West Putnam Avenue Greenwich, CT 06830.

(3)	As set forth in the Forms 4 filed on behalf of Ms. Cranna and Messrs. Blackmore and Deschler on October 18, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to all of our equity compensation plans as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	3,926,121	(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	-	-	3, 926,121
————

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.
(3)	These shares are currently issuable under the TerraForm Power, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS
As provided by our Conflicts Committee charter adopted in October 2017 in connection with the Merger and Sponsorship Transaction, our Conflicts Committee is responsible for reviewing and approving any material related party transactions between the Company and any affiliated parties, on the one hand, and Brookfield and certain affiliates, on the other hand. The members of our Conflicts Committee determine whether to approve a related party transaction in the exercise of their fiduciary duties as directors.

RELATED PARTIES

Prior to the consummation of the Merger, TerraForm Power was a controlled affiliate of SunEdison, Inc. As a result of the consummation of the Merger on October 16, 2017, a change of control of TerraForm Power occurred, and Orion Holdings, which is an affiliate of Brookfield, now holds 51% of the voting securities of TerraForm Power. Pursuant to the merger and sponsorship transaction agreement, Orion Holdings acquired approximately 65.1 million additional shares of Class A common stock in addition to approximately 10.5 million shares previously held. Orion Holdings acquired such additional shares for $9.52 per share for a total purchase price of approximately $620.2 million funded by Brookfield and its affiliates. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield.

SunEdison Bankruptcy and Settlement with SunEdison

TerraForm Power entered into the Settlement Agreement with SunEdison on March 6, 2017, which was approved by the Bankruptcy Court. The settlements, mutual intercompany releases and certain other terms and conditions became effective upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017. The effectiveness of these Settlement Agreement provisions has resolved claims between TerraForm Power and SunEdison, including, among other things, claims of SunEdison against the Company for alleged fraudulent and preferential transfers and claims of the Company against SunEdison, including those outlined in the initial proof of claim filed by the Company in the SunEdison Bankruptcy on September 25, 2016 and on October 7, 2016. Under the Settlement Agreement, all such claims have been mutually released. Moreover, with certain limited exceptions, any agreements between SunEdison Debtors and SunEdison parties to the Settlement Agreement on the one hand and the Company on the other hand have been deemed rejected without further liability, claims or damages on the part of the Company. These exceptions included directors’ and officers’ liability insurance allocation agreements and certain corporate and project-level transition services agreements.

Historical Management Services Agreement with SunEdison

Historically, general and administrative expenses - affiliate primarily represented costs incurred by SunEdison for services provided to the Company pursuant to the management services agreement (the “SunEdison MSA”). Pursuant to the SunEdison MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee equal to 2.5% of the Company’s cash available for distribution in 2015, 2016 and 2017 but not to exceed $4.0 million in 2015, $7.0 million in 2016 or $9.0 million in 2017. Subsequent to the SunEdison Bankruptcy, SunEdison continued to provide some of these services, including services related to information technology, human resources, tax, treasury, finance and controllership, but stopped providing or reimbursing the Company for other services.

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

Historical Engineering, Procurement and Construction Contracts and Module Warranties

SunEdison served as the prime construction contractor for most of the Company’s renewable energy facilities acquired from SunEdison pursuant to engineering, procurement and construction contracts with the Company’s project-level subsidiaries. The Company also generally obtained solar module warranties from SunEdison, including workmanship warranties and output guarantees, for those solar facilities that the Company acquired from SunEdison that utilized SunEdison modules. Third party insurance was procured by SunEdison to back-stop payment of warranty claims for SunEdison modules purchased from January of 2011 through January of 2017.

During the first quarter of 2017, the Company received $7.0 million from SunEdison in satisfaction of outstanding claims made under engineering, procurement and construction contracts, of which $4.8 million related to the Company’s renewable energy facility located in Chile and compensated the relevant project company as the facility’s performance during the warranty period was below that guaranteed by an affiliate of SunEdison under the applicable EPC contract. These receipts were treated as equity contributions from SunEdison within Net SunEdison investment on the consolidated statement of stockholders’ equity for the year ended December 31, 2017. As discussed above, pursuant to the Settlement Agreement entered into with SunEdison, and upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017, these construction and related contracts were rejected without further liability, claims or damages on the part of the Company.

 Historical Interest Payment Agreement with SunEdison

Since the Company’s initial public offering (“IPO”) on July 23, 2014, the Company was a party to an interest payment agreement with SunEdison, pursuant to which SunEdison would pay a portion of the scheduled interest payments on certain corporate-level indebtedness. The Company received equity contributions totaling $8.0 million and $10.6 million from SunEdison pursuant to this agreement during the years ended December 31, 2016 and 2015, respectively. The 2016 contribution was received in the first quarter of 2016 and accrued for during fiscal 2015. As of the first quarter of 2016, the Company had received a cumulative amount of $24.0 million under this agreement from SunEdison with $24.0 million of scheduled payments due in future periods. The Company did not receive any payments from SunEdison pursuant to this agreement subsequent to the first quarter of 2016. As discussed above, pursuant to the Settlement Agreement entered into with SunEdison, and upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017, this agreement was rejected without further liability, claims or damages on the part of the Company.

 Historical Support Agreement and Intercompany Agreement with SunEdison

The Company entered into a project support agreement with SunEdison (the “Support Agreement”) on July 23, 2014, which provided the Company the option to purchase additional renewable energy facilities from SunEdison and also provided the Company a right of first offer with respect to certain other renewable energy facilities. During the years ended December 31, 2016 and 2015, the Company acquired renewable energy facilities with a combined nameplate capacity of 19.2 MW and 350.9 MW, respectively, from SunEdison under the Support Agreement. The Company did not acquire any renewable energy facilities from SunEdison under the Support Agreement during the year ended December 31, 2017.

In connection with the First Wind Acquisition, the Company and SunEdison entered into an agreement (the “Intercompany Agreement”) pursuant to which the Company was granted the option to purchase additional renewable energy facilities in the First Wind pipeline from SunEdison. During the year ended December 31, 2015, the Company acquired renewable energy facilities with a combined nameplate capacity of 222.6 MW from SunEdison under the Intercompany Agreement. The Company did not acquire any renewable energy facilities from SunEdison under the Intercompany Agreement during the years ended December 31, 2017 or 2016.

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

On August 31, 2017, the Company, TerraForm Global, Inc., SunEdison and certain of their respective current and former directors and officers entered into a second agreement related to the D&O insurance, which provided, among other things, that no party to the second D&O insurance allocation agreement would object to the settlement of the Chamblee Class Action (as discussed in Note 19 to the consolidated financial statements in the Company’s annual report on Form 10-K) with the use of $13.63 million of the D&O insurance. On September 11, 2017, the Bankruptcy Court granted approval of the second D&O insurance allocation. In connection with the second D&O insurance allocation agreement, the Company and TerraForm Global, Inc. entered into an agreement pursuant to which TerraForm Global, Inc. agreed to indemnify and reimburse the Company for certain legal costs and expenses related to the defense or settlement of the Chamblee Class Action that are not covered by the D&O insurance.

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

 Net SunEdison Investment

1.During the years ended December 31, 2017, 2016 and 2015, SunEdison made net contributions to Terra LLC pursuant to the related party agreements discussed above and in connection with drop down acquisitions. The following table illustrates the detail of Net SunEdison investment for the years ended December 31, 2017, 2016 and 2015 as reported on the consolidated statements of stockholders’ equity:
2.
Year ended December 31,

(in thousands)    2017    2016    2015

General and administrative expenses - affiliate[1]	$6,154	$7,666	$51,330
Failed deal costs[2]	-	-	6,069
Interest payment agreement[3]	-	-	18,597
First Wind capital expenditures and O&M labor fees[4]	-	-	4,303
TerraForm Power, Inc. equity awards distributed to SunEdison[5]	(3,372)	(3,369)	(10,509)
Deemed contribution related to acquisitions from SunEdison[6]	-	19,517	41,773
Lindsay debt repayment[7]	-	-	40,306
Other[8]	6,986	1,586	1,532
Net SunEdison investment	$9,768	$25,400	$153,401

(1)
Represents costs incurred by SunEdison for services provided to the Company pursuant to the SunEdison MSA in excess of cash paid or payable to SunEdison, as well as stock-based compensation expense related to equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. that was allocated to the Company (as discussed in Note 16 to the consolidated financial statements in the Company’s annual report on Form 10-K). The Company did not pay SunEdison the $7.0 million base management fee that it was contractually obligated to in 2016 as the amount the Company had to pay third party service providers to cover the services that SunEdison stopped providing exceeded this contractual amount. Since this fee was not paid to SunEdison as of December 31, 2016, it was recorded within Due to affiliates, net and as a reduction to the net equity contribution from SunEdison. Pursuant to the Settlement Agreement and upon the consummation of the Merger on October 16, 2017, this liability was written off to additional paid-in capital as discussed under Due to affiliates, net above.

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

(4)
Represents contributions received for capital expenditures and O&M labor fees in excess of budgeted amounts for certain of the Company’s wind power plants, which SunEdison committed to reimburse the Company for in conjunction with the First Wind Acquisition.

(5)	Represents stock-based compensation cost related to equity awards in the Company’s stock which was allocated to SunEdison and TerraForm Global, Inc.

(6)	Represents the difference between the cash purchase price and historical cost of the net assets acquired from SunEdison for projects that achieved final funding during the respective year.

(7)
SunEdison repaid the remaining outstanding principal balance and interest due on the SunE Perpetual Lindsay construction term loan on the Company’s behalf as required pursuant to the terms of a project investment agreement entered into prior to the IPO of the Company.

(8)
Amount for the year ended December 31, 2017 represents cash received from SunEdison in satisfaction of outstanding claims made under engineering, procurement and construction contracts as discussed above.

3.
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

As discussed in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K, SunEdison transferred all of the outstanding IDRs of Terra LLC held by SunEdison or certain of its affiliates to Brookfield IDR Holder at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC as discussed below under Brookfield Sponsorship Transaction, which adjusted the distribution thresholds and percentages applicable to the Terra LLC IDRs.

Brookfield Sponsorship Transaction

Pursuant to the merger and sponsorship transaction agreement, at or prior to the effective time of the Merger that occurred on October 16, 2017, the Company and Orion Holdings (or one of its affiliates), among other parties, entered into a suite of agreements providing for sponsorship arrangements, as are more fully described below.

Brookfield Master Services Agreement

In connection with the consummation of the Merger, the Company entered into a master services agreement with Brookfield and certain affiliates of Brookfield (the “Brookfield MSA”) pursuant to which the Service Providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to the master services agreement, the Company will pay a base management fee on a quarterly basis that will be paid in arrears and calculated as follows:

•
for each of the first four quarters following the closing date of the Merger, a fixed component of $2.5 million per quarter (subject to proration for the quarter including the closing date of the Merger) plus 0.3125% of the market capitalization value increase for such quarter;

•	for each of the next four quarters, a fixed component of $3.0 million per quarter plus 0.3125% of the market capitalization value increase for such quarter; and

•	thereafter, a fixed component of $3.75 million per quarter plus 0.3125% of the market capitalization value increase for such quarter.

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

New Terra LLC Agreement

As discussed above, SunEdison transferred all of the outstanding IDRs of Terra LLC held by SunEdison or certain of its affiliates to Brookfield IDR Holder at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC (the “New Terra LLC Agreement”). The New Terra LLC Agreement, among other things, resets the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC will be distributed on a quarterly basis as follows:

•	first, to the Company in an amount equal to the Company’s outlays and expenses for such quarter;

•
second, to holders of Class A units, until an amount has been distributed to such holders of Class A units that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Class A common stock of $0.93 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Class A common stock) if such amount were distributed to all holders of shares of Class A common stock;

•
third, 15% to the holders of the IDRs and 85% to the holders of Class A units until a further amount has been distributed to holders of Class A units in such quarter that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Class A common stock of an additional $0.12 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Class A common stock) if such amount were distributed to all holders of shares of Class A common stock; and

•	thereafter, 75% to holders of Class A units and 25% to holders of the IDRs.

Backstop Agreement with Brookfield

On February 6, 2018, we entered into a support agreement with Brookfield. Pursuant to this agreement, Brookfield agreed that, if requested by us, Brookfield and/or its affiliates would provide a backstop to us for up to 100% of the Equity Offering if the offering price per Class A share of our common stock in the Equity Offering equals the five-day volume weighted average price of the Class A shares ending the trading day prior to our announcement of the Tender Offer, which was $10.66 per share. Brookfield’s obligations in relation to the provision of the Backstop under the support agreement are subject to successful commencement of the Tender Offer and to prior effectiveness of a registration statement, if required, that we would file in connection with the Equity Offering and such obligation would not apply to any Equity Offering commenced prior to May 1, 2018 or after September 30, 2018.

DIRECTOR INDEPENDENCE
For information regarding the independence of our directors, see Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accounting Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AUDIT AND NON-AUDIT FEES
The following table represents aggregate fees billed or to be billed to us for the fiscal years ended December 31, 2017 and December 31, 2016 by KPMG LLP, our principal independent registered public accounting firm during such periods.

	Year ended December 31,
(in thousands)	2017	2016
Audit fees (1)	$8,286.8	$8,116.4
Tax fees	244.9	382.0
All other fees	-	-
Total	$8,531.7	$8,498.4
————

(1)
This category includes KPMG LLP’s audit of our annual consolidated financial statements and review of financial statements included in our quarterly reports on Form 10-Q, comfort letter procedures and consents. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements and reimbursed expenses billed.

All fees described above were approved by our Audit Committee.
ENGAGEMENT OF ERNST & YOUNG LLP AS PRINCIPAL ACCOUNTANTS OF THE COMPANY.
On March 13, 2018, Ernst & Young LLP was engaged and KPMG LLP was dismissed as principal accountants of the Company. The Audit Committee approved the dismissal of KPMG LLP as the Company’s independent registered public accounting firm. KPMG LLP has been the independent registered public accounting firm for the Company since its initial public offering in July of 2014.
During the two fiscal years ended December 31, 2017, and the subsequent interim period through March 13, 2018, there were no (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, except that the reports of KPMG on the effectiveness of internal control over financial reporting of the Company as of December 31, 2017 and 2016 identified material weaknesses in internal control over financial reporting. See Exhibits 16.1 and 16.2 to the Company’s Form 8-K filed March 19, 2018 for a copy of KPMG’s reports on the effectiveness of internal control over financial reporting of the Company as of December 31, 2016 and 2017, respectively.
The audit reports of KPMG on the consolidated financial statements of TerraForm Power, Inc. and subsidiaries as of and for the years ended December 31, 2017 and 2016, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG’s report on the consolidated financial statements of TerraForm Power, Inc. and subsidiaries as of and for the year ended December 31, 2016, contained a separate paragraph stating that “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, SunEdison, Inc. (the Company’s sponsor) and certain of its affiliates filed for bankruptcy on April 21, 2016. The risk of substantive consolidation of the Company with SunEdison, Inc. and inclusion in the SunEdison, Inc. bankruptcy, as well as existing covenant defaults and risks of future covenant defaults under a number of the Company’s financing arrangements also discussed in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.” The audit reports of KPMG on the effectiveness of internal control over financial reporting as of December 31, 2017 and 2016 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG’s reports indicate that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 and 2016 because of the effect of material weaknesses on the achievement of the objectives of the control criteria and contain an explanatory paragraph indicating the material weaknesses identified (as described above).

The Audit Committee has selected Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2018 and has further directed that management submit the selection of independent auditors for ratification by the stockholders at the Annual Meeting. Representatives of Ernst & Young LLP are expected to be present at the Annual Meeting, will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.
PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent registered public accounting firm. The Audit Committee pre-approves specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

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

TERRAFORM POWER, INC.
(Registrant)

Date:	April 30, 2018	By:	/s/ JOHN STINEBAUGH
John Stinebaugh
Chief Executive Officer