Form 10-Q
period 2018-03-31
TerraForm Power, Inc.
filed 2018-05-21
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of April 30, 2018, there were 148,086,027 shares of Class A common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements involve estimates, expectations, projections, goals, assumptions, known and unknown risks, and uncertainties and typically include words or variations of words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “estimate,” “predict,” “project,” “goal,” “guidance,” “outlook,” “objective,” “forecast,” “target,” “potential,” “continue,” “would,” “will,” “should,” “could,” or “may” or other comparable terms and phrases. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future are forward-looking statements. They may include estimates of expected cash available for distribution, earnings, revenues, capital expenditures, liquidity, capital structure, future growth, financing arrangements and other financial performance items (including future dividends per share), descriptions of management’s plans or objectives for future operations, products, or services, or descriptions of assumptions underlying any of the above. Forward-looking statements provide the Company’s current expectations or predictions of future conditions, events, or results and speak only as of the date they are made. Although the Company believes its expectations and assumptions are reasonable, it can give no assurance that these expectations and assumptions will prove to have been correct and actual results may vary materially.

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors:

•	risks related to the transition to Brookfield Asset Management Inc. sponsorship, including our ability to realize the expected benefits of the sponsorship;

•	risks related to wind conditions at our wind assets or to weather conditions at our solar assets;

•	risks related to the effectiveness of our internal controls over financial reporting;

•	pending and future litigation;

•	the willingness and ability of counterparties to fulfill their obligations under offtake agreements;

•	price fluctuations, termination provisions and buyout provisions in offtake agreements;

•	our ability to enter into contracts to sell power on acceptable prices and terms, including as our offtake agreements expire;

•	our ability to compete against traditional and renewable energy companies;

•	government regulation, including compliance with regulatory and permit requirements and changes in tax laws, market rules, rates, tariffs, environmental laws and policies affecting renewable energy;

•	risks related to the expected relocation of the Company’s headquarters;

•
the condition of the debt and equity capital markets and our ability to borrow additional funds and access capital markets, as well as our substantial indebtedness and the possibility that we may incur additional indebtedness in the future;

•	operating and financial restrictions placed on us and our subsidiaries related to agreements governing indebtedness;

•	risks related to the expected timing and likelihood of completion of the tender offer for the shares of Saeta Yield, S.A.;

•
risks related to our financing of the tender offer for the shares of Saeta Yield, S.A., including our ability to issue equity on terms that are accretive to our shareholders and our ability to implement our permanent funding plan;

•	our ability to successfully identify, evaluate and consummate acquisitions; and

•	our ability to integrate the projects we acquire from third parties, including Saeta Yield, S.A., or otherwise and our ability to realize the anticipated benefits from such acquisitions.

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in this Quarterly Report on Form 10-Q, as well as additional factors we may describe from time to time in other filings with the Securities and Exchange Commission (the “SEC”). We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and you should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Operating revenues, net	$127,547	$151,135
Operating costs and expenses:
Cost of operations	37,323	34,338
Cost of operations - affiliate	—	5,598
General and administrative expenses	24,284	36,725
General and administrative expenses - affiliate	3,474	1,419
Acquisition and related costs	3,685	—
Impairment of renewable energy facilities	15,240	—
Depreciation, accretion and amortization expense	65,590	60,987
Total operating costs and expenses	149,596	139,067
Operating (loss) income	(22,049)	12,068
Other expenses:
Interest expense, net	53,554	68,312
Loss on foreign currency exchange, net	891	587
Other expenses, net	849	360
Total other expenses, net	55,294	69,259
Loss before income tax benefit	(77,343)	(57,191)
Income tax benefit	(976)	(918)
Net loss	(76,367)	(56,273)
Less: Net (loss) income attributable to redeemable non-controlling interests	(2,513)	835
Less: Net loss attributable to non-controlling interests	(157,087)	(25,339)
Net income (loss) attributable to Class A common stockholders	$83,233	$(31,769)

Weighted average number of shares:
Class A common stock - Basic	148,139	92,072
Class A common stock - Diluted	148,166	92,072

Earnings (loss) per share:
Class A common stock - Basic and diluted	$0.56	$(0.37)

Dividends declared per share:
Class A common stock	$0.19	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(76,367)	$(56,273)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Net unrealized (loss) gain arising during the period	(3,283)	2,680
Hedging activities:
Net unrealized (loss) gain arising during the period	(10,492)	14,054
Reclassification of net realized gain into earnings	(962)	(386)
Other comprehensive (loss) income, net of tax	(14,737)	16,348
Total comprehensive loss	(91,104)	(39,925)
Less: comprehensive (loss) income attributable to non-controlling interests:
Net (loss) income attributable to redeemable non-controlling interests	(2,513)	835
Net loss attributable to non-controlling interests	(157,087)	(25,339)
Foreign currency translation adjustments	—	918
Hedging activities	(1,243)	5,972
Comprehensive loss attributable to non-controlling interests	(160,843)	(17,614)
Comprehensive income (loss) attributable to Class A common stockholders	$69,739	$(22,311)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$157,833	$128,087
Restricted cash	47,035	54,006
Accounts receivable, net	70,346	89,680
Prepaid expenses and other current assets	43,473	65,393
Due from affiliates	4,856	4,370
Total current assets	323,543	341,536

Renewable energy facilities, net, including consolidated variable interest entities of $3,238,105 and $3,273,848 in 2018 and 2017, respectively	4,719,808	4,801,925
Intangible assets, net, including consolidated variable interest entities of $810,724 and $823,629 in 2018 and 2017, respectively	1,057,557	1,077,786
Restricted cash	48,529	42,694
Other assets	109,344	123,080
Total assets	$6,258,781	$6,387,021

Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated variable interest entities of $58,971 and $84,691 in 2018 and 2017, respectively	$391,656	$403,488
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $40,109 and $34,199 in 2018 and 2017, respectively	107,439	88,538
Deferred revenue	1,807	17,859
Due to affiliates	3,369	3,968
Total current liabilities	504,271	513,853

Long-term debt and financing lease obligations, less current portion, including consolidated variable interest entities of $852,667 and $833,388 in 2018 and 2017, respectively	3,202,715	3,195,312
Deferred revenue, less current portion	13,134	38,074
Deferred income taxes	16,839	18,636
Asset retirement obligations, including consolidated variable interest entities of $98,812 and $97,467 in 2018 and 2017, respectively	153,557	154,515
Other long-term liabilities	38,155	37,923
Total liabilities	3,928,671	3,958,313

Redeemable non-controlling interests	50,760	58,340
Stockholders' equity:
Class A common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 148,586,447 shares issued and 148,086,027 shares outstanding in 2018 and 2017	1,486	1,486
Additional paid-in capital	1,841,692	1,866,206
Accumulated deficit	(290,818)	(398,629)
Accumulated other comprehensive income	30,360	48,018
Treasury stock, 500,420 shares in 2018 and 2017	(6,712)	(6,712)
Total TerraForm Power, Inc. stockholders' equity	1,576,008	1,510,369
Non-controlling interests	703,342	859,999
Total stockholders' equity	2,279,350	2,370,368
Total liabilities, redeemable non-controlling interests and stockholders' equity	$6,258,781	$6,387,021

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2017	148,586	$1,486	$1,866,206	$(398,629)	$48,018	(500)	$(6,712)	$1,510,369	$1,057,301	$(198,196)	$894	$859,999	$2,370,368
Cumulative-effect adjustment[1]	—	—	—	24,578	(4,164)	—	—	20,414	—	(308)	—	(308)	20,106
Net income (loss)	—	—	—	83,233	—	—	—	83,233	—	(157,087)	—	(157,087)	(73,854)
Dividends[2]	—	—	(28,008)	—	—	—	—	(28,008)	—	—	—	—	(28,008)
Other comprehensive loss	—	—	—	—	(13,494)	—	—	(13,494)	—	—	(1,243)	(1,243)	(14,737)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	7,685	—	—	7,685	7,685
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(5,204)	—	—	(5,204)	(5,204)
Other	—	—	3,494	—	—	—	—	3,494	—	(500)	—	(500)	2,994
Balance as of March 31, 2018	148,586	$1,486	$1,841,692	$(290,818)	$30,360	(500)	$(6,712)	$1,576,008	$1,059,782	$(356,091)	$(349)	$703,342	$2,279,350
———

(1)
See Note 2. Summary of Significant Accounting Policies for discussion regarding the Company’s adoption of Accounting Standards Update No. 2014-09, Accounting Standards Update No. 2016-08 and Accounting Standards Update No. 2017-12 as of January 1, 2018.

(2)
On February 6, 2018, TerraForm Power, Inc. declared a quarterly dividend with respect to its Class A common stock of $0.19 per share. The dividend was paid on March 30, 2018 to shareholders of record as of February 28, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(76,367)	$(56,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	65,590	60,987
Amortization of favorable and unfavorable rate revenue contracts, net	9,817	9,827
Impairment of renewable energy facilities	15,240	—
Amortization of deferred financing costs and debt discounts	2,684	4,639
Unrealized loss (gain) on commodity contract derivatives, net	2,148	(2,231)
Recognition of deferred revenue	(464)	(3,987)
Stock-based compensation expense	—	2,509
Unrealized loss on foreign currency exchange, net	779	748
Deferred taxes	(882)	639
Other, net	2,907	(22)
Changes in assets and liabilities:
Accounts receivable	(6,410)	(10,982)
Prepaid expenses and other current assets	15,390	7,024
Accounts payable, accrued expenses and other current liabilities	18,527	19,858
Due to affiliates	(599)	—
Deferred revenue	368	186
Other, net	3,361	2,306
Net cash provided by operating activities	52,089	35,228
Cash flows from investing activities:
Capital expenditures	(2,720)	(2,076)
Proceeds from reimbursable interconnection costs	4,084	—
Net cash provided by (used in) investing activities	1,364	(2,076)
Cash flows from financing activities:
Revolving credit facility draws	52,000	—
Revolving credit facility repayments	(42,000)	(5,000)
Borrowings of non-recourse long-term debt	—	79,835
Principal payments on Term Loan and non-recourse long-term debt	(9,556)	(11,870)
Debt financing fees	(2,134)	(2,791)
Contributions from non-controlling interests in renewable energy facilities	7,685	6,935
Distributions to non-controlling interests in renewable energy facilities	(5,786)	(9,692)
Due to/from affiliates, net	3,214	(4,841)
SunEdison investment	—	7,371
Payment of dividend	(28,008)	—
Net cash (used in) provided by financing activities	(24,585)	59,947
Net increase in cash, cash equivalents and restricted cash	28,868	93,099
Net change in cash, cash equivalents and restricted cash classified within assets held for sale	—	19,440
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(258)	(471)
Cash, cash equivalents and restricted cash at beginning of period	224,787	682,837
Cash, cash equivalents and restricted cash at end of period	$253,397	$794,905

Supplemental Disclosures:
Cash paid for interest	$20,173	$61,318
Cash paid for income taxes	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

On October 16, 2017, BRE TERP Holdings Inc., a wholly-owned subsidiary of Orion US Holdings 1 L.P. (“Orion Holdings”), merged with and into TerraForm Power, Inc. (“TerraForm Power”), with TerraForm Power continuing as the surviving corporation (the “Merger”). Prior to the consummation of the Merger, TerraForm Power and its subsidiaries (together, the “Company”) were controlled affiliates of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company and TerraForm Global, Inc. and its subsidiaries, “SunEdison”). As a result of the consummation of the Merger, a change of control of TerraForm Power occurred, and Orion Holdings, which is a controlled affiliate of Brookfield Asset Management Inc. (“Brookfield”), now holds 51% of the voting securities of TerraForm Power. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated and have been prepared in accordance with the SEC regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2017, filed with the SEC on Form 10-K on March 7, 2018. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's financial position as of March 31, 2018 and the results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2018 and 2017.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, the Company used estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates also affect the reported amounts of revenues, expenses and cash flows during the reporting period. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations would be affected.

Reclassification

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash during the second quarter of 2017, which requires retrospective application, and has revised its unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017 to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents in the reconciliation of the beginning-of-period and end-of-period total amounts shown in the statement. Cash flows from investing activities for the three months ended March 31, 2017 decreased by $32.7 million as a result of the adoption of this standard. Further, the Company had

$21.3 million of restricted cash classified within assets held for sale as of March 31, 2017, with $54.8 million classified within assets held for sale as of December 31, 2016, and thus had to add the change in this reclassification amount to the net change in cash, cash equivalents and restricted cash classified within assets held for sale line reported in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017 to reconcile the change in the beginning and end-of-period cash, cash equivalents and restricted cash. The effect of exchange rate changes on cash and cash equivalents line was also revised to include the effect of exchange rate changes on restricted cash.

Reconciliation of Cash and Cash Equivalents and Restricted Cash as Presented in the Unaudited Condensed Consolidated Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2018.

(In thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$157,833	$128,087
Restricted cash - current	47,035	54,006
Restricted cash - non-current	48,529	42,694
Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$253,397	$224,787

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

As discussed in Note 8. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the financial statement issuance date for the three months ended March 31, 2018 and for the year ended December 31, 2017. As a result, the Company reclassified $13.9 million and $18.8 million of non-current restricted cash to current as of March 31, 2018 and December 31, 2017, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as non-current restricted cash were driven by the financing agreements. As of March 31, 2018 and December 31, 2017, $20.5 million and $21.7 million, respectively, of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the respective balance sheet date.

Non-controlling Interests - Impact of the Tax Cuts and Jobs Act Enactment

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which enacted major changes to the U.S. tax code, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Since the 21% rate enacted in December 2017 went into effect on January 1, 2018, the hypothetical liquidation at book value (“HLBV”) methodology utilized by the Company to determine the value of its non-controlling interests began to use the new rate on that date. The HLBV method is a point in time estimate that utilizes inputs and assumptions in effect at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. During the first quarter of 2018, $151.2 million of the decline in the non-controlling interests balance and a corresponding allocation of net loss attributable to non-controlling interests was driven by this reduction in the tax rate used in the HLBV methodology used by the Company. In the calculation of the carrying values through HLBV, the Company allocated significantly lower amounts to certain non-controlling interests (i.e., tax equity investors) in order to achieve their contracted after-tax rate of return as a result of the reduction of the federal income tax rate from 35% to 21% as specified in the Tax Act.

Redeemable Non-controlling Interests

The following table presents the activity of the redeemable non-controlling interests balance for the three months ended March 31, 2018:

	Redeemable Non-controlling Interests
(In thousands)	Capital	Retained Earnings	Total
Balance as of December 31, 2017	$22,160	$36,180	$58,340
Cumulative-effect adjustment[1]	—	(4,485)	(4,485)
Distributions	(582)	—	(582)
Net loss	—	(2,513)	(2,513)
Balance as of March 31, 2018	$21,578	$29,182	$50,760
———

(1)	See discussion below regarding the Company’s adoption of ASU No. 2014-09 and ASU No. 2016-08 as of January 1, 2018.

Restructuring

In connection with the consummation of the Merger and the expected relocation of the headquarters of the Company to New York, New York, the Company announced a restructuring plan that went into effect upon the closing of the Merger, which is expected to be completed early in the third quarter of 2018. The Company recognized $1.3 million of additional severance and transition bonus costs in the first quarter of 2018 within general and administrative expenses in the unaudited condensed consolidated statement of operations. The Company made $0.8 million of payments related to this restructuring in the first quarter of 2018. The balance of the accrued severance and transition bonuses was $3.2 million as of March 31, 2018.

Recently Adopted Accounting Standards - Guidance Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces most existing revenue recognition guidance in U.S. GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the new standard requires an entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU No. 2014-09. The Company adopted these standards as of January 1, 2018, which it collectively refers to as “Topic 606.” The Company analyzed the impact of Topic 606 on its revenue contracts which primarily include bundled energy and incentive sales through power purchase agreements (“PPAs”), individual renewable energy certificate (“REC”) sales, and upfront sales of federal & state incentive benefits recorded as deferred revenue and accreted into revenue. The Company elected to apply a modified retrospective approach with a cumulative-effect adjustment to accumulated deficit recognized as of January 1, 2018 for changes to revenue recognition resulting from Topic 606 adoption as described below. The Company adopted Topic 606 for all revenue contracts in-scope that had future performance obligations at January 1, 2018, and elected to use the contract modification practical expedient for purposes of computing the cumulative transition adjustment. See Note 3. Revenue for additional disclosures required by the new guidance.

The Company accounts for the majority of its PPAs as operating leases under ASC 840, Leases and recognizes rental income as revenue when the electricity is delivered. The Company elected not to early adopt ASC 842, Leases in fiscal 2018 and therefore these PPAs are currently being evaluated in anticipation of the new lease standard adoption in fiscal 2019. For PPAs under the scope of Topic 606 in fiscal 2018, the Company concluded that there were no material changes to revenue recognition patterns from existing accounting practice. See Note 3. Revenue for the new revenue recognition policy.

The Company evaluated the impact of Topic 606 as it relates to the individual sale of RECs. In certain jurisdictions, there may be a lag between physical generation of the underlying energy and the transfer of RECs to the customer due to administrative processes imposed by state regulations. Under the Company’s previous accounting policy, revenue was recognized as the underlying electricity was generated if the sale had been contracted with the customer. Based on the framework in Topic 606, for a portion of the existing individual REC sale arrangements where the transfer of control to the customer is determined to occur upon the transfer of the RECs, the Company now recognizes revenue commensurate with the transfer of RECs to the customer as compared to the generation of the underlying energy under the previous accounting policy. Revenue recognition practices for the remainder of existing individual REC sale arrangements remain the same; that is, revenue is recognized based on the underlying generation of energy because the contracted RECs are produced from a designated facility and control of the RECs transfers to the customer upon generation of the underlying energy. The adoption of Topic 606, as it relates to the individual sale of RECs, resulted in an increase in accumulated deficit on January 1, 2018 of $20.5 million, net of tax, and net of $0.3 million and $4.5 million that was allocated to non-controlling interests and redeemable non-controlling interests, respectively. The adjustments for accumulated deficit and non-controlling interests are reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018 and the redeemable non-controlling interests adjustment is reflected within cumulative-effect adjustment in the redeemable non-controlling interests roll-forward presented above. The impact on the Company’s results of operations for the first quarter of 2018 was minimal and is expected to be minimal for the remainder of 2018.

The Company evaluated the impact of Topic 606 as it relates to the upfront sale of investment tax credits (“ITCs”) through its lease pass-through fund arrangements. The amounts allocated to the ITCs were initially recorded as deferred revenue in the consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to the ITCs was recognized annually as incentives revenue in the consolidated statement of operations based on the anniversary of each solar energy system’s placed-in-service date. The Company concluded that revenue related to the sale of ITCs through its lease pass-through arrangements should be recognized at the point in time when the related solar energy systems are placed in service. Previously, the Company recognized this revenue evenly over the five-year ITC recapture period. The Company concluded that the likelihood of a recapture event related to these assessments is remote. The adoption of Topic 606, as it relates to the upfront sale of ITCs, resulted in a decrease in accumulated deficit on January 1, 2018 of $40.9 million, net of tax, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018. The impact on the Company’s results of operations for the first quarter of 2018 resulted in a decrease in non-cash deferred revenue recognition of $3.5 million and is expected to result in a decrease in non-cash deferred revenue recognition of approximately $12.8 million for the remaining nine months of 2018.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments of ASU No. 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU No. 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The adoption of ASU No. 2016-15 is required to be applied retrospectively. The Company adopted ASU No. 2016-15 as of January 1, 2018, which did not result in any material adjustments to the Company’s consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party which resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU No. 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU No. 2016-16 as of January 1, 2018 did not have an impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The amendments should be applied prospectively on or after the effective dates. Accordingly, the Company’s adoption of ASU No. 2017-01 as of January 1, 2018 did not have an impact on the Company’s historical financial statements. The Company did not consummate any acquisitions in the first quarter of 2018 but will apply this standard in the future should it consummate any acquisitions.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU is meant to clarify the scope of ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. ASU No. 2017-05 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance. The adoption of ASU No. 2017-05 as of January 1, 2018 did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions and the classification as an equity or liability instrument will not need to be assessed under modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. Accordingly, the Company’s adoption of ASU No. 2017-09 as of January 1, 2018 did not have an impact on the Company’s historical financial statements. The Company did not have any unvested share-based payment awards outstanding during the first quarter of 2018 but will apply the impact of this standard in the future should it change the terms or conditions of any share-based payment awards.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and simplifies the application of hedge accounting in certain situations. ASU No. 2017-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company recognizes the cumulative effect of the change on the opening balance of each affected component of equity as of the date of adoption. The Company adopted ASU 2017-12 on March 26, 2018 with the adoption impact reflected on a modified retrospective basis as of January 1, 2018, which resulted in the following primary changes:

•
The ineffective hedging portion of derivatives designated as hedging instruments is no longer required to be measured, recognized or reported. Alternatively, the entire change in the fair value of the designated hedging instrument is recorded in accumulated other comprehensive income (“OCI”);

•
The Company will perform ongoing prospective and retrospective hedge effectiveness assessments qualitatively after performing the initial test of hedge effectiveness on a quantitative basis and only to the extent that an expectation of high effectiveness can be supported on a qualitative basis in subsequent periods;

•
For derivatives with periodic cash settlements and a non-zero fair value at hedge inception, the accumulated gains or losses recorded in accumulated OCI in a qualifying cash flow hedging relationship are reclassified to earnings on a systematic and rational basis over the hedge term; and

•
For derivatives with components excluded from the assessment of hedge effectiveness, the accumulated gains or losses recorded in accumulated OCI on such excluded components in a qualifying cash flow hedging relationship are reclassified to earnings on a systematic and rational basis over the hedge term.

The adoption of ASU 2017-12 resulted in a cumulative-effect adjustment of $4.2 million, net of tax of $1.6 million, representing a decrease in accumulated deficit and accumulated OCI, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU added seven paragraphs to ASC 740, Income Taxes, that contain SEC guidance related to the application of U.S. GAAP when preparing an initial accounting of the income tax effects of the Tax Act which, among other things, allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. The ASU was effective upon issuance. See Note 9. Income Taxes for disclosures on the Company’s accounting for the Tax Act.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee’s accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. The Company expects to adopt the standard on January 1, 2019. The issued guidance requires a modified retrospective transition approach, which requires entities to recognize and measure leases at the beginning of the earliest period presented. In January 2018, the FASB proposed amending the standard to give entities another option for transition. The proposed transition method would allow entities to initially apply the requirements of the standard in the period of adoption (January 1, 2019). The Company will assess this transition option if the FASB issues the revised standard. The Company expects to elect certain of the practical expedients permitted in the issued standard, including the expedient that permits the Company to retain its existing lease assessment and classification. In January 2018, the FASB issued additional guidance which provides another optional transition practical expedient that allows entities to not evaluate existing and expired land easements under the new guidance at adoption if they were not previously accounted for as leases. The Company is currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts which may contain embedded leases.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two-step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard is effective January 1, 2020, with early adoption permitted, and must be adopted on a prospective basis. This updated guidance is not currently expected to impact the Company’s financial reporting as the Company does not have any goodwill. The Company will evaluate the impact of this standard in the future should it consummate any acquisition that results in the recognition of goodwill.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to help entities address certain stranded income tax effects in accumulated OCI resulting from the U.S. government’s enactment of the Tax Act on December 22, 2017. The amendment provides entities with an option to reclassify stranded tax effects within accumulated OCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from accumulated OCI. The optional guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and entities should apply the provisions of the amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments - Debt Securities and ASC 980, Regulated Operations. ASU No. 2018-03 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements.

3. REVENUE

As discussed in Note 2. Summary of Significant Accounting Policies, on January 1, 2018, the Company adopted Topic 606. The following tables present revenue disaggregated by segment and major product for the three months ended March 31, 2018 and provide a reconciliation of the adoption impact of Topic 606 on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 and unaudited condensed consolidated balance sheet as of March 31, 2018. There was no net impact on net cash provided by operating activities in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2018 resulting from the adoption of Topic 606.

Topic 606 Adoption Impact on Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2018
	As Reported			Adjustments		Amounts excluding Topic 606 Adoption
(In thousands)	Solar	Wind	Total	REC Sales	ITC Sales
PPA rental income	$36,768	$52,413	$89,181	$—	$—	$89,181
Commodity derivatives	—	11,007	11,007	—	—	11,007
PPA revenue	6,507	6,692	13,199	—	—	13,199
Amortization of favorable and unfavorable rate revenue contracts, net	(1,977)	(7,840)	(9,817)	—	—	(9,817)
Energy revenue	41,298	62,272	103,570	—	—	103,570
Incentive revenue	18,425	5,552	23,977	(2,560)	3,518	24,935
Operating revenues, net	59,723	67,824	127,547	(2,560)	3,518	128,505
Operating costs and expenses			149,596	—	—	149,596
Operating loss			(22,049)	(2,560)	3,518	(21,091)
Other expenses, net			55,294	—	—	55,294
Loss before income tax benefit			(77,343)	(2,560)	3,518	(76,385)
Income tax benefit			(976)	—	—	(976)
Net loss			$(76,367)	$(2,560)	$3,518	$(75,409)

Topic 606 Adoption Impact on Unaudited Condensed Consolidated Balance Sheet

	As of March 31, 2018
	As Reported	Adjustments		Amounts excluding Topic 606 Adoption
(In thousands)		REC Sales	ITC Sales
Accounts receivable, net	$70,346	$22,715	$—	$93,061
Other current assets	253,197	—	—	253,197
Total current assets	323,543	22,715	—	346,258
Non-current assets	5,935,238	—	—	5,935,238
Total assets	$6,258,781	$22,715	$—	$6,281,496

Deferred revenue	$1,807	$—	$16,310	$18,117
Other current liabilities	502,464	—	—	502,464
Total current liabilities	504,271	—	16,310	520,581
Deferred revenue, less current portion	13,134	—	21,069	34,203
Other non-current liabilities	3,411,266	—	—	3,411,266
Total liabilities	3,928,671	—	37,379	3,966,050
Redeemable non-controlling interests and total stockholders' equity	2,330,110	22,715	(37,379)	2,315,446
Total liabilities, redeemable non-controlling interests and stockholders' equity	$6,258,781	$22,715	$—	$6,281,496

PPA rental income

The majority of the Company’s energy revenue is derived from long-term PPAs accounted for as operating leases under ASC 840, Leases. Rental income under these leases is recorded as revenue when the electricity is delivered. The Company will adopt ASC 842, Leases on January 1, 2019. The Company is currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard and may elect certain of the practical expedients permitted in the issued standard, including the expedient that permits the Company to retain its existing lease assessment and classification.

Commodity derivatives

The Company has certain revenue contracts within its wind fleet that are accounted for as derivatives under the scope of ASC 815, Derivatives and Hedging. Amounts recognized within operating revenues, net in the unaudited condensed consolidated statements of operations consist of cash settlements and unrealized gains and losses representing changes in fair value for the commodity derivatives that are not designated as hedging instruments. See Note 10. Derivatives for further discussion.

PPA revenue

PPAs that are not accounted for under the scope of leases or derivatives are accounted for under Topic 606. The Company typically delivers bundled goods consisting of energy and incentive products for a singular rate based on a unit of generation at a specified facility over the term of the agreement. In these type of arrangements, volume reflects total energy generation measured in kilowatt hours (“kWhs”) which can vary period to period depending on system and resource availability. The contract rate per unit of generation (kWhs) is generally fixed at contract inception; however, certain pricing arrangements can provide for time-of-delivery, seasonal or market index adjustment mechanisms over time. The customer is invoiced monthly equal to the volume of energy delivered multiplied by the applicable contract rate.

The Company considers bundled energy and incentive products within PPAs to be distinct performance obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied under Topic 606. The Company views the sale of energy as a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. Although the Company views incentive products in bundled PPAs to be performance obligations satisfied at a point in time, measurement of satisfaction and transfer of control to the customer in a bundled arrangement coincides with a pattern of revenue recognition with the underlying energy generation. Accordingly, the Company applied the practical expedient in Topic 606 as the right to consideration corresponds directly to the value provided to the customer to recognize revenue at the invoice amount for its PPA contracts.

For the three months ended March 31, 2018, the Company’s energy revenue from PPA contracts with customers was $13.2 million. As of March 31, 2018, the Company’s receivable balances related to PPA contracts with customers was approximately $6.4 million. Trade receivables for PPA contracts are reflected in accounts receivable, net in the unaudited condensed consolidated balance sheets. The Company typically receives payment within 30 days for invoiced PPA revenue. The Company does not have any other significant contract asset or liability balances related to PPA revenue.

Energy revenues yet to be earned under these contracts are expected to be recognized between 2018 and 2043. The Company applies the practical expedient in Topic 606 to its bundled PPA contract arrangements, and accordingly, does not disclose the value of unsatisfied performance obligations for contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Amortization of favorable and unfavorable rate revenue contracts, net

The Company accounts for its business combinations by recognizing in the financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interests in the acquiree at fair value at the acquisition date. Intangible amortization of certain revenue contracts acquired in business combinations (favorable and unfavorable rate PPAs and REC agreements) is recognized on a straight-line basis over the remaining contract term. The current period amortization for favorable rate revenue contracts is reflected as a reduction to operating revenues, net, and amortization for unfavorable rate revenue contracts is reflected as an increase to operating revenues, net. There was no impact related to the adoption of Topic 606. See Note 6. Intangibles.

Incentive revenue

The Company generates incentive revenue from individual incentive agreements relating to the sale of RECs and performance-based incentives (“PBIs”) to third-party customers that are not bundled with the underlying energy output. The majority of individual REC sales reflect a fixed quantity, fixed price structure over a specified term. The Company views REC products in these arrangements as distinct performance obligations satisfied at a point in time. Since the REC products delivered to the customer are not linked to the underlying generation of a specified facility, these RECs are now recognized into revenue when delivered and invoiced under Topic 606. This was a change from the Company’s prior year accounting policy which recognized REC sales upon underlying electricity generation as discussed in Note 2. Summary of Significant Accounting Policies. The impact of the adoption resulted in a decrease in operating revenues, net of $2.6 million during the first quarter of 2018. Incentive revenues yet to be earned for fixed price incentive contracts are expected to be $67.0 million and recognized between 2018 and 2023. The Company typically receives payment within 30 days of invoiced REC revenue.

For certain incentive contract arrangements, the quantity delivered to the customer is linked to a specific facility. Similar to PPA revenues under Topic 606, the pattern of revenue recognition for these incentive arrangements is recognized over time coinciding with the underlying revenue generation which is consistent with the Company’s policy prior to the adoption of Topic 606. For the three months ended March 31, 2018, the Company’s incentive revenue from facility-linked contracts with customers was $5.5 million. Revenue accruals for facility linked incentive contracts within accounts receivable, net were $5.5 million as of March 31, 2018. The Company applied the practical expedient in Topic 606 to its variable consideration incentive contract arrangements where revenues are linked to the underlying generation of the renewable energy facilities, and accordingly does not disclose the value of unsatisfied performance obligations for contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Prior to the adoption of Topic 606, the Company deferred sales of ITCs through its lease pass-through fund arrangements as a deferred revenue liability in the unaudited condensed consolidated balance sheet. As discussed in Note 2. Summary of Significant Accounting Policies, the Company now recognizes revenue related to the sales of ITCs at the point in time when the related solar energy systems are placed in service. The Company concluded that the likelihood of a recapture event related to these assessments is remote. Under Topic 605, the Company would have recognized an increase of $3.5 million in non-cash deferred revenue within operating revenues, net for the three months ended March 31, 2018. The remaining deferred revenue balance in the unaudited condensed consolidated balance sheet as of March 31, 2018 consisted of upfront government incentives of $9.0 million and contract liabilities of $5.9 million related to performance obligations that have not yet been satisfied. These contract liabilities represent advanced customer receipts primarily related to future REC deliveries that are recognized into revenue under Topic 606. The amount of revenue recognized during the three months ended March 31, 2018 related to contract liabilities was $0.3 million.

4. ACQUISITIONS

Irrevocable Agreements to Launch Tender Offer for the Common Shares of Saeta Yield

On February 7, 2018, the Company announced its agreement to launch a voluntary tender offer (the “Tender Offer”) to acquire 100% of the outstanding shares of Saeta Yield, S.A. (“Saeta Yield”), a Spanish corporation and a publicly-listed European owner and operator of wind and solar assets, located primarily in Spain. In April of 2018, the Company received approval from the Spanish National Securities Market Commission (Comisión Nacional del Mercado de Valores) (the “CNMV”) of the prospectus for the Tender Offer, which was launched on May 3, 2018, at a price of 12.20 Euros per share of Saeta Yield. On May 8, 2018, the board of directors of Saeta Yield issued a unanimous favorable opinion of the Tender Offer. The Tender Offer is expected to be completed by mid-summer of 2018, subject to certain closing conditions.

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

The Company’s acceptance of the shares of Saeta Yield tendered in the Tender Offer is conditioned upon the Company obtaining compulsory authorization required from the European Commission, which has been obtained, and Cobra and GIP irrevocably accepting the Tender Offer in respect of their shares of Saeta Yield representing no less than 48.222% of Saeta Yield’s voting share capital.

The aggregate value of the shares of Saeta Yield held by the Selling Stockholders is approximately $600 million. If the Company successfully acquires all of the remaining Saeta Yield shares in the Tender Offer, the aggregate purchase price (including the value of the Selling Stockholders shares) will be approximately $1.2 billion. Assuming a $1.2 billion acquisition price, the Company intends to finance the acquisition with an equity issuance of the Company’s Class A common stock in a minimum amount of $400 million (the “Equity Offering”). The remainder will be financed from the Company’s available liquidity, which is expected to include borrowings under the Revolver (as defined in Note 8. Long-term Debt) and the Sponsor Line Agreement (as defined in Note 14. Related Parties). The Company believes that it may be prudent to consider increasing the Equity Offering used to fund the Tender Offer from $400 million up to a maximum of $650 million. An increase in the Equity Offering may further strengthen the Company’s financial position, ensure ample access to liquidity, and decrease any borrowings needed to fund the acquisition. The Company expects to repay these borrowings with a combination of sources, including new non-recourse financings of the Company’s currently unencumbered wind and solar assets and certain cash released from Saeta Yield’s assets. See Note 14. Related Parties for discussion regarding the Back-Stop Agreement (as defined therein) that the Company entered into with Brookfield in connection with the expected Equity Offering.

In connection with the launch of the Tender Offer, the Company was required to post a bank guarantee (the “Bank Guarantee”) with the CNMV for the maximum amount payable in the Tender Offer of approximately $1.2 billion. On March 6, 2018, TERP Spanish HoldCo entered into two letter of credit facilities (the “LC Agreements”) pursuant to which two banks posted the Bank Guarantee with the CNMV for the maximum amount payable in the Tender Offer. On March 6, 2018, TerraForm Power entered into two letter agreements (the “Letter Agreements” and together with the LC Agreements, the “Letter of Credit Facilities”) with those banks. The LC Agreements govern TERP Spanish HoldCo’s obligations to reimburse those banks upon any drawing under the Bank Guarantee. The Letter Agreements govern TerraForm Power’s obligation to utilize drawings on its Revolver and Sponsor Line Agreement or proceeds from an equity offering of its Class A common stock to contribute funds to TERP Spanish HoldCo to enable TERP Spanish HoldCo to satisfy its reimbursement obligations under the LC Agreements. The Letter of Credit Facilities also contain customary fees, representations and warranties, covenants and events of default. Under the terms of the Letter of Credit Facilities, the Company is required to maintain minimum liquidity requirements of $500.0 million under the Sponsor Line Agreement and $400.0 million under the Revolver. In addition, if any amount is drawn under the Bank Guarantee, or if an event of default occurs under the Letter of Credit Facilities, the Company may be required to cash collateralize the entire amount of the Bank Guarantee that has not been drawn.

Acquisition Costs

Acquisition costs incurred by the Company related to the pending acquisition of Saeta Yield were $3.7 million for the three months ended March 31, 2018. These costs are reflected as acquisition and related costs in the unaudited condensed consolidated statement of operations (see Note 14. Related Parties). There were no acquisition costs incurred by the Company for the three months ended March 31, 2017.

5. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	March 31, 2018	December 31, 2017
Renewable energy facilities in service, at cost	$5,344,488	$5,378,462
Less accumulated depreciation - renewable energy facilities	(626,766)	(578,474)
Renewable energy facilities in service, net	4,717,722	4,799,988
Construction in progress - renewable energy facilities	2,086	1,937
Total renewable energy facilities, net	$4,719,808	$4,801,925

Depreciation expense related to renewable energy facilities was $57.1 million and $52.2 million for the three months ended March 31, 2018 and 2017, respectively.

For the periods presented above, construction in progress primarily represents initial costs incurred for the construction of a new battery energy storage system for one of the Company's wind power plants, for which construction began in the fourth quarter of 2017.

Impairment Charge

The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company currently has a REC sales agreement with a customer expiring December 31, 2021 that is significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract would likely result in a significant decrease in expected revenues for this operating project. The Company’s analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and the carrying amount of $19.5 million as of March 31, 2018 was no longer considered recoverable based on an undiscounted cash flow forecast. The Company estimated the fair value of the operating project at $4.3 million as of March 31, 2018 and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value, which is reflected within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. The Company used an income approach methodology of valuation to determine fair value by applying a discounted cash flow method to the forecasted cash flows of the operating project, which was categorized as a Level 3 fair value measurement due to the significance of unobservable inputs. Key estimates used in the income approach included forecasted power and incentive prices, customer renewal rates, operating and maintenance costs and the discount rate. There were no long-lived asset impairment charges recognized during the three months ended March 31, 2017.

6. INTANGIBLES

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of March 31, 2018:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	15 years	$713,786	$(110,230)	$603,556
In-place value of market rate revenue contracts	18 years	520,079	(79,349)	440,730
Favorable rate land leases	17 years	15,800	(2,529)	13,271
Total intangible assets, net		$1,249,665	$(192,108)	$1,057,557

Unfavorable rate revenue contracts	7 years	$33,686	$(15,952)	$17,734
Unfavorable rate operations and maintenance contracts	2 years	5,000	(2,865)	2,135
Unfavorable rate land lease	15 years	1,000	(176)	824
Total intangible liabilities, net[1]		$39,686	$(18,993)	$20,693

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2017:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	15 years	$718,639	$(102,543)	$616,096
In-place value of market rate revenue contracts	19 years	521,323	(73,104)	448,219
Favorable rate land leases	17 years	15,800	(2,329)	13,471
Total intangible assets, net		$1,255,762	$(177,976)	$1,077,786

Unfavorable rate revenue contracts	7 years	$35,086	$(16,030)	$19,056
Unfavorable rate operations and maintenance contracts	2 years	5,000	(2,552)	2,448
Unfavorable rate land lease	15 years	1,000	(162)	838
Total intangible liabilities, net[1]		$41,086	$(18,744)	$22,342
———

(1)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three months ended March 31, 2018 and 2017, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.8 million.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three months ended March 31, 2018 and 2017, amortization expense related to the in-place value of market rate revenue contracts was $6.4 million.

Amortization expense related to favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease and unfavorable rate operations and maintenance (“O&M”) contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three months ended March 31, 2018 and 2017, net amortization related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts resulted in a $0.1 million reduction of cost of operations.

7. VARIABLE INTEREST ENTITIES

The Company consolidates variable interest entities ("VIEs") in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse, project-level debt. No VIEs were deconsolidated during the three months ended March 31, 2018 and 2017.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Current assets	$122,410	$142,403
Non-current assets	4,100,306	4,155,558
Total assets	$4,222,716	$4,297,961
Current liabilities	$99,198	$119,021
Non-current liabilities	996,712	975,839
Total liabilities	$1,095,910	$1,094,860

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

8. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except rates)	March 31, 2018	December 31, 2017	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$500,000	$500,000	Fixed	4.25	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63	Senior notes
Senior Notes due 2028	700,000	700,000	Fixed	5.00	Senior notes
Revolver[3]	70,000	60,000	Variable	4.86	Revolving loan
Term Loan[4]	349,125	350,000	Variable	4.63	Term debt
Non-recourse long-term debt[5]:
Permanent financing	1,602,675	1,616,729	Blended[6]	5.72[7]	Term debt / Senior notes
Financing lease obligations	114,730	115,787	Imputed	5.60[7]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	3,636,530	3,642,516		5.33[7]
Unamortized discount, net	(18,297)	(19,027)
Deferred financing costs, net	(23,862)	(24,689)
Less current portion of long-term debt and financing lease obligations	(391,656)	(403,488)
Long-term debt and financing lease obligations, less current portion	$3,202,715	$3,195,312
———

(1)	As of March 31, 2018.

(2)
Outstanding corporate-level debt represents debt issued by TerraForm Power Operating, LLC (“Terra Operating LLC”) and guaranteed by Terra LLC and certain subsidiaries of Terra Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements (with the exception of certain unencumbered non-recourse subsidiaries).

(3)
On February 6, 2018, Terra Operating LLC elected to increase the total borrowing capacity of its $450.0 million senior secured revolving credit facility (the “Revolver”), available for revolving loans and letters of credit, to $600.0 million. As discussed in Note 4. Acquisitions, per the terms of the Letter of Credit Facilities the Company entered into in connection with posting the Bank Guarantee for the maximum amount payable in the Tender Offer, the Company is required to maintain a minimum liquidity requirement of $400.0 million under the Revolver.

(4)	On May 11, 2018, the Company signed a repricing amendment whereby the interest rate on the Term Loan was reduced by 0.75% per annum.

(5)
Non-recourse debt represents debt issued by subsidiaries with no recourse to TerraForm Power, Terra LLC, Terra Operating LLC or guarantors of the Company’s corporate-level debt, other than limited or capped contingent support obligations, which in aggregate are not considered to be material to the Company’s business and financial condition. In connection with these financings and in the ordinary course of its business, TerraForm Power and its subsidiaries observe formalities and operating procedures to maintain each of their separate existence and can readily identify each of their separate assets and liabilities as separate and distinct from each other. As a result, these subsidiaries are legal entities that are separate and distinct from TerraForm Power, Terra LLC, Terra Operating LLC and the guarantors of the Company’s corporate-level debt.

(6)
Includes fixed rate debt and variable rate debt. As of March 31, 2018, 60% of this balance had a fixed interest rate and the remaining 40% of this balance had a variable interest rate. The Company entered into interest rate swap agreements to fix the interest rates of a majority of the variable rate permanent financing non-recourse debt (see Note 10. Derivatives).

(7)	Represents the weighted average interest rate as of March 31, 2018.

Non-recourse Debt Defaults

Over the course of 2016 and 2017, the Company experienced defaults in its non-recourse debt financings that principally arose as a result of the filing for bankruptcy of certain SunEdison subsidiaries that served as providers of O&M or asset management services to its renewable energy facilities (or as guarantors of those service providers) and as a result of the failure of the applicable Company subsidiary or the Company to timely deliver audited or unaudited financial statements and other deliverables required by the applicable financing arrangements. With the exception of its 101.6 MW renewable energy facility in Chile, to date the Company has transitioned all the project-level services provided by SunEdison to third parties or in-house. The Company has also delivered all outstanding Company and project-level financial statements and deliverables as of the date hereof, has substantially obtained all waivers needed for late delivery of financial statements that were delivered after the grace period expired and expects to complete its future project-level financial statement deliverables within the required time periods (taking into account the respective grace periods) for their delivery.

As of March 31, 2018 and December 31, 2017, the Company reclassified $216.3 million and $239.7 million, respectively, of the Company's non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, to current in the unaudited condensed consolidated balance sheets due to defaults still remaining as of the respective financial statement issuance date, which primarily consisted of indebtedness of the Company’s renewable energy facility in Chile. The Company continued to amortize deferred financing costs and debt discounts over the maturities of the respective financing agreements as before the violations, as the Company believed there was a reasonable likelihood that it would be able to successfully negotiate a waiver with the lenders and/or cure the defaults. The Company based this conclusion on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure a waiver, (iii) the Company's timely servicing of these debt instruments and (iv) the fact that no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lenders election to enforce project security interests.

Refer to Note 2. Summary of Significant Accounting Policies for discussion of corresponding restricted cash reclassifications to current as a result of these defaults. There were no corresponding interest rate swap reclassifications needed as a result of these remaining defaults.

Canada Project-level Financing Upsize

On February 28, 2017, the Company increased the principal amount of a non-recourse credit facility that is secured by approximately 59 MW of utility-scale solar power plants located in Canada that are owned by the Company’s subsidiaries by an additional 113.9 million Canadian Dollars (“CAD”) (including an additional CAD $6.7 million letter of credit), increasing the total facility to CAD $233.9 million. The proceeds of this additional financing were primarily used for general corporate purposes.

Maturities

The aggregate contractual principal payments of long-term debt due after March 31, 2018, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2018[1]	2019	2020	2021	2022	Thereafter	Total
Maturities of long-term debt[2]	$162,194	$110,248	$104,970	$108,015	$596,658	$2,554,445	$3,636,530
———

(1)	Includes $70.0 million of Revolver indebtedness, of which the Company repaid $55.0 million with cash on hand in April of 2018.

(2)
Represents the contractual principal payment due dates for the Company's long-term debt and does not reflect the reclassification of $216.3 million of long-term debt to current as a result of debt defaults under certain of the Company's non-recourse financing arrangements.

9. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2018	2017
Loss before income tax benefit	$(77,343)	$(57,191)
Income tax benefit	(976)	(918)
Effective tax rate	1.3%	1.6%

As of March 31, 2017, TerraForm Power owned 65.7% of Terra LLC and consolidated the results of Terra LLC through its controlling interest. The Company recorded SunEdison’s 34.3% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, for the three months ended March 31, 2017, the Company recorded income tax on its 65.7% of Terra LLC’s taxable income and SunEdison recorded income tax on its 34.3% share of Terra LLC’s taxable income. On October 16, 2017, pursuant to the settlement agreement the Company entered into with SunEdison on March 6, 2017 (the “Settlement Agreement”), SunEdison transferred its interest in Terra LLC to TerraForm Power. As a result, TerraForm Power now owns 100% of the capital and profits interest in Terra LLC, except for the incentive distribution rights (“IDRs”) which are owned by BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect wholly-owned subsidiary of Brookfield, and it recorded income tax on its 100% share of Terra LLC’s taxable income for the three months ended March 31, 2018.

For the three months ended March 31, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively, primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests, and the effect of foreign and state taxes. As of March 31, 2018, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily due to the history of losses in those jurisdictions with the exception of Canada, Puerto Rico and one of the Company’s U.S. portfolios. The recognition of an income tax benefit of $1.0 million for the three months ended March 31, 2018 was mostly driven by the loss generated in Canada. As of March 31, 2018, the Company had not identified any uncertain tax positions for which a liability was required.

Due to the enactment of the Tax Act on December 22, 2017, the U.S. federal corporate income tax rate was reduced from 35% to 21%, effective January 1, 2018. As a result, the Company performed a preliminary analysis to revalue its deferred income taxes and included a net reduction in deferred liabilities of $5 million as of December 31, 2017. While the Company continues to believe that the provisional Tax Act adjustments are reasonable estimates of the effects on its existing deferred taxes, additional analysis and detailed reviews are still being performed to finalize the accounting for the re-measurement of deferred tax assets and liabilities as a result of the enactment of the Tax Act.

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

As of March 31, 2018 and December 31, 2017, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts in Consolidated Balance Sheet
As of March 31, 2018
Prepaid expenses and other current assets	$392	$1,475	$—	$1,491	$13,595	$16,953	$(1,491)	$15,462
Other assets	9,469	59,065	—	—	11,763	80,297	—	80,297
Total assets	$9,861	$60,540	$—	$1,491	$25,358	$97,250	$(1,491)	$95,759
Accounts payable, accrued expenses and other current liabilities	$815	$392	$130	$2,640	$—	$3,977	$(1,491)	$2,486
Other long-term liabilities	2,869	—	184	—	—	3,053	—	3,053
Total liabilities	$3,684	$392	$314	$2,640	$—	$7,030	$(1,491)	$5,539

As of December 31, 2017
Prepaid expenses and other current assets	$—	$8,961	$—	$63	$12,609	$21,633	$(63)	$21,570
Other assets	4,686	71,307	—	—	14,787	90,780	—	90,780
Total assets	$4,686	$80,268	$—	$63	$27,396	$112,413	$(63)	$112,350
Accounts payable, accrued expenses and other current liabilities	$2,490	$—	$197	$99	$—	$2,786	$(63)	$2,723
Other long-term liabilities	4,796	—	404	—	—	5,200	—	5,200
Total liabilities	$7,286	$—	$601	$99	$—	$7,986	$(63)	$7,923

As of March 31, 2018 and December 31, 2017, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps (USD)	387,681	395,986
Interest rate swaps (CAD)	155,270	156,367
Commodity contracts (MWhs)	15,201	15,579
Derivatives not designated as hedging instruments:
Interest rate swaps (USD)	13,482	13,520
Foreign currency contracts (CAD)	—	9,875
Foreign currency contracts (EUR)[1]	1,000,000	—
Commodity contracts (MWhs)	854	987
———

(1)
During the first quarter of 2018, the Company entered into short and long-term foreign currency forward contracts in relation to the Saeta Yield acquisition. As of March 31, 2018, the Company had outstanding contracts to buy and sell 500 million Euros with varying maturities, to hedge a portion of the foreign currency risk. See Note 4. Acquisitions for discussion regarding the Company’s recently launched Tender Offer for the outstanding shares of Saeta Yield that is expected to close by mid-summer of 2018.

The Company elected to present net derivative assets and liabilities on the balance sheet as a right to set-off exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of March 31, 2018 or December 31, 2017.

Gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2018 and 2017 consisted of the following:

	Location of (Gain) Loss in the Statements of Operations	Three Months Ended March 31,
(In thousands)		2018	2017
Interest rate swaps	Interest expense, net	$(226)	$1,374
Foreign currency contracts	Loss on foreign currency exchange, net	1,226	213
Commodity contracts	Operating revenues, net	(410)	(4,113)

Gains and losses recognized related to interest rate swaps and commodity contracts designated as hedging instruments for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach[2]		Location of Amount Reclassified from Accumulated OCI into Income	(Gain) Loss Included in the Assessment of Effectiveness Reclassified from Accumulated OCI into Income[3]		(Gain) Loss Excluded from the Assessment of Effectiveness that is Amortized through Earnings[2]
(In thousands)	2018	2017	2018	2017		2018	2017	2018	2017
Interest rate swaps	$7,875	$(1,619)	$—	$—	Interest expense, net	$681	$2,861	$—	$—
Commodity contracts	(19,102)	15,673	735	—	Operating revenues, net	(1,311)	(3,247)	(332)	—
Total	$(11,227)	$14,054	$735	$—		$(630)	$(386)	$(332)	$—
————

(1)
There were no taxes attributed to interest rate swaps during the three months ended March 31, 2018 and 2017. Net of taxes of zero and $5.8 million for commodity contracts during the three months ended March 31, 2018 and 2017, respectively.

(2)
As a result of the adoption of ASU No. 2017-12 effective January 1, 2018 (see Note 2. Summary of Significant Accounting Policies), certain gains and losses were excluded from the assessment of effectiveness that are being amortized through earnings for the three months ended March 31, 2018. No such amounts existed for the three months ended March 31, 2017 prior to the adoption of ASU No. 2017-12.

(3)	There were no taxes attributed to derivatives designated as hedging instruments during the three months ended March 31, 2018 and 2017.

As discussed in Note 2. Summary of Significant Accounting Policies, the Company adopted ASU No. 2017-12 as of January 1, 2018 and recognized a cumulative-effect adjustment of $4.2 million, net of tax of $1.6 million, representing a decrease in beginning accumulated deficit and accumulated OCI, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company had posted letters of credit in the amount of $15.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of March 31, 2018 and December 31, 2017 related to the Company’s derivative transactions.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps were designated as hedging instruments and qualify for hedge accounting. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in accumulated OCI and reclassified into earnings during the three months ended March 31, 2018 and 2017 related to these interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $0.4 million. The maximum term of outstanding interest rate swaps designated as hedging instruments is 16 years.

Commodity Contracts

The Company has long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in accumulated OCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Prior to adoption of ASU 2017-12, any ineffective portions of the derivatives’ change in fair value were recognized in earnings. The amounts deferred in accumulated OCI and reclassified into earnings during the three months ended March 31, 2018 and 2017 related to these commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $8.1 million. The maximum term of outstanding commodity contracts designated as hedges is 12 years.

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

(In thousands)	As of March 31, 2018				As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$9,861	$—	$9,861	$—	$4,686	$—	$4,686
Commodity contracts	—	25,358	60,540	85,898	—	27,396	80,268	107,664
Foreign currency contracts	—	—	—	—	—	—	—	—
Total derivative assets	$—	$35,219	$60,540	$95,759	$—	$32,082	$80,268	$112,350
Liabilities
Interest rate swaps	$—	$3,998	$—	$3,998	$—	$7,887	$—	$7,887
Commodity contracts	—	—	392	392	—	—	—	—
Foreign currency contracts	—	1,149	—	1,149	—	36	—	36
Total derivative liabilities	$—	$5,147	$392	$5,539	$—	$7,923	$—	$7,923

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2018.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Beginning balance	$80,268	$66,138
Realized and unrealized (losses) gains:
Included in other comprehensive (loss) income	(20,010)	18,262
Included in operating revenues, net	1,533	6,165
Settlements	(1,643)	(3,247)
Balance as of March 31	$60,148	$87,318

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 in the fair value hierarchy as of March 31, 2018 are as follows:

(In thousands, except range)	Fair Value as of March 31, 2018
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$60,540	$392	Discounted cash flow	Forward price (per MWh)	$13.9	-	$165.8
			Option model	Volatilities	3.0%	-	7.0%

The sensitivity of the Company’s fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of March 31, 2018 and December 31, 2017 is as follows:

	As of March 31, 2018		As of December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,594,371	$3,658,574	$3,598,800	$3,702,470

The fair value of the Company's long-term debt, except the corporate-level senior notes, was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the corporate-level senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective fiscal year. The fair value of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 96.09%, 108.25% and 93.89% of face value as of March 31, 2018, respectively, and 99.50%, 109.50% and 99.38% of face value as of December 31, 2017, respectively.

12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Class A common stockholders by the number of weighted average ordinary shares outstanding during the period, which is the average of shares outstanding and assumed to be outstanding, and includes contingently issuable shares as of the date when the contingent condition has been met. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the impact of weighted average dilutive common equivalent shares outstanding during the period, unless the impact is anti-dilutive. Common equivalent shares include the incremental shares issuable for unvested restricted Class A common stock and contingently issuable shares in the period the contingency has been met, for the portion of the period prior to the resolution of such contingent condition.

Basic and diluted earnings (loss) per share of the Company's Class A common stock for the three months ended March 31, 2018 and 2017 was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Basic and diluted earnings (loss) per share:
Net income (loss) attributable to Class A common stockholders	$83,233	$(31,769)
Less: accretion of redeemable non-controlling interests	—	(2,226)
Net income (loss) attributable to Class A common stockholders after accretion of redeemable non-controlling interests	$83,233	$(33,995)

Weighted average basic Class A shares outstanding[1]	148,139	92,072
Weighted average diluted Class A shares outstanding[2]	148,166	92,072

Basic and diluted earnings (loss) per share	$0.56	$(0.37)
———

(1)	Includes 53 contingently issuable shares for the three months ended March 31, 2018.

(2)
Includes 28 additional contingently issuable shares for the three months ended March 31, 2018. There were no potentially dilutive unvested Class A common stock awards outstanding during the three months ended March 31, 2018. The computation for diluted loss per share of the Company’s Class A common stock for the three months ended March 31, 2017 excludes 1,477 of potentially dilutive unvested restricted stock units because the effect would have been anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company's customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of March 31, 2018, the Company had outstanding letters of credit under the Revolver of $78.1 million and outstanding project-level letters of credit of $147.0 million. In addition, as discussed in Note 4. Acquisitions, on March 6, 2018, TERP Spanish HoldCo and TerraForm Power respectively entered into the LC Agreements and the Letter Agreements pursuant to which two banks posted the Bank Guarantee with the CNMV for the maximum amount payable in the Tender Offer of approximately $1.2 billion.

Guarantee Agreements

The Company and its subsidiaries have provided guarantees to certain of its institutional tax equity investors and financing parties in connection with its tax equity financing transactions. These guarantees do not guarantee the returns targeted by the tax equity investors or financing parties, but rather support any potential indemnity payments payable under the tax equity agreements, including related to management of tax partnerships and recapture of tax credits or renewable energy grants in connection with transfers of the Company’s direct or indirect ownership interests in the tax partnerships to entities that are not qualified to receive those tax benefits. The Company and its subsidiaries have also provided guarantees in connection with acquisitions of third party assets or to support project contractual obligations, including renewable energy credit sales agreements. The Company and its subsidiaries have also provided other capped or limited contingent guarantees and other support obligations with respect to certain project-level indebtedness. See Note 4. Acquisitions and above for discussion regarding the Bank Guarantee that was posted in connection with the Company’s recently announced Tender Offer for the outstanding shares of Saeta Yield that is expected to close by mid-summer of 2018.

Commitments to Acquire Renewable Energy Facilities

See Note 4. Acquisitions for discussion regarding the irrevocable undertaking agreements the Company entered into on February 6, 2018 in connection with its Tender Offer for the outstanding shares of Saeta Yield that is expected to close by mid-

summer of 2018. The Company did not have any other open commitments to acquire renewable energy facilities as of March 31, 2018.

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

Securities Class Action

On April 4, 2016, a securities class action under federal securities laws (Chamblee v. TerraForm Power, Inc., et al., Case No. 1:16-cv-00981-JFM) (the "Chamblee Class Action") was filed in the United States District Court for the District of Maryland against the Company and two of its former officers (one of which was also a director of the Company) asserting claims under Section 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 on behalf of a putative class. The complaint alleged that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies, including with respect to disclosures regarding SunEdison’s internal controls and the Company's reliance on SunEdison. An amended complaint was filed on September 26, 2016 and a former officer and director of the Company were added as defendants. On October 4, 2016, the Judicial Panel on Multidistrict Litigation transferred this matter to the U.S. District Court for the Southern District of New York (SDNY) for consolidated or coordinated pretrial proceedings. On December 19, 2016, an initial case management conference was held in the multidistrict litigation proceedings in the SDNY. The Court entered an order requiring all parties to the multidistrict litigation to mediate and entered a partial stay of all proceedings through March 31, 2017. On March 24, 2017, the plaintiffs filed an amended complaint adding three additional directors and officers of the Company as defendants, as well as additional factual allegations. On June 9, 2017, the Company filed a motion to dismiss the case. After mediation, the parties agreed in principle to a settlement of $14.8 million on behalf of a putative settlement class containing all persons and entities that purchased or otherwise acquired the publicly traded securities of the Company between July 18, 2014 and March 15, 2016, expressly conditioned on, among other things, funding of the settlement by the Company’s directors’ and officers’ liability insurance providers in the amount of $13.63 million. The Company reserved $1.13 million for its estimated probable loss related to this complaint as of December 31, 2016, which was the amount the Company would have been prepared to fund the settlement out of its own funds. On September 14, 2017, the U.S. District Court for the SDNY preliminarily approved the settlement and provided the Company with an express termination right in the event that the settlement was not timely funded with proceeds from the directors’ and officers’ liability insurance. As of December 31, 2017, the Company recorded an insurance receivable of $13.63 million within prepaid expenses and other current assets and a corresponding additional liability of $13.63 million within accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet. In January of 2018, the insurers funded $13.63 million and the Company funded $1.13 million into the settlement escrow account. The settlement was finally approved at a hearing of the court on January 31, 2018.

Pursuant to the definitive merger and sponsorship transaction agreement (the “Merger Agreement”) entered into with Orion Holdings on March 6, 2017, the Company has agreed to issue additional shares of Class A common stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, within a prescribed period following the final resolution of the Chamblee Class Action. These net losses include the $1.13 million contributed by the Company to the settlement but do not include the $13.63 million contributed by the Company's insurers and certain attorneys’ fees that TerraForm Global, Inc. reimbursed to the Company pursuant to the insurance allocation arrangements entered into with the Company in 2017.

Claim relating to First Wind Acquisition

On May 27, 2016, D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) filed an amended complaint for declaratory judgment against TerraForm Power and Terra LLC in the Supreme Court of the State of New York alleging breach of contract with respect to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, TerraForm Power and Terra LLC and the First Wind Sellers. The amended complaint alleges that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by

SunEdison's bankruptcy and by the resignations of two SunEdison employees. The amended complaint further alleges that TerraForm Power, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. The defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. The plaintiffs filed an opposition to the motion to dismiss on August 22, 2016. The defendants filed their reply on September 12, 2016. A hearing on the motion to dismiss took place on January 24, 2017. On February 6, 2018, the court denied the Company’s motion to dismiss, and discovery is proceeding in the case. The Company cannot predict the impact on this litigation of any information that may become available in discovery.

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

On February 21, 2017, Mr. Perez filed Gundin v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegation in Mr. Perez's Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the Southern District of New York where the Chamblee Class Action was tried and other cases not involving the Company relating to the SunEdison bankruptcy are being tried. The plaintiff did not oppose the transfer, which was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Perez's complaint, and Mr. Perez filed a response on December 21, 2017. On March 8, 2018, Mr. Perez voluntarily dismissed the federal action without prejudice, which would permit the action to be refiled. The proceeding before the Department of Labor has not been dismissed.

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

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company's consolidated results of operations, and this amount remains accrued as of March 31, 2018. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

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

On February 21, 2017, Mr. Domenech filed Domenech Zornoza v. TerraForm Global, Inc. et. al against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegations in Mr. Domenech's Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the Southern District of New York where the Chamblee Class Action was tried and other cases not involving the Company relating to the SunEdison bankruptcy are being tried. The plaintiff opposed the transfer. However, the transfer was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Domenech's complaint, and Mr. Domenech filed a response on December 21, 2017. On March 8, 2018, Mr. Domenech voluntarily dismissed the federal action without prejudice, which would permit the action to be refiled. The proceeding before the Department of Labor has not been dismissed.

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

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company's consolidated results of operations, and this amount remains accrued as of March 31, 2018. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

14. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Basis of Presentation, prior to the consummation of the Merger, TerraForm Power was a controlled affiliate of SunEdison, Inc. As a result of the consummation of the Merger on October 16, 2017, a change of control of TerraForm Power occurred, and Orion Holdings, which is an affiliate of Brookfield, now holds 51% of the voting securities of TerraForm Power. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield. At or prior to the effective time of the Merger, the Company and Orion Holdings (or one of its affiliates), among other parties, entered into a suite of agreements providing for sponsorship arrangements. These include the agreements discussed below, as well as a governance agreement that established certain rights and obligations of the Company and controlled affiliates of Brookfield that own voting securities of the Company relating to the governance of the Company and a registration rights agreement that governs Orion Holdings’ and the Company’s rights and obligations with respect to the registration for resale of all or a part of the Class A shares that Orion Holdings now holds following the Merger. As discussed in Note 13. Commitments and Contingencies, as part of the Merger, the Company also agreed to issue shares of Class A common stock to Orion Holdings in connection with the final resolution of certain litigation matters described above.

Brookfield Master Services Agreement

In connection with the consummation of the Merger, the Company entered into a master services agreement (the “Brookfield MSA”) with Brookfield and certain affiliates of Brookfield (collectively, the “MSA Providers”) pursuant to which the MSA Providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to this agreement, the Company pays a base management fee on a quarterly basis, paid in arrears. Pursuant to the Brookfield MSA, the Company recorded a $3.3 million charge within general and administrative expenses - affiliate in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 with an offsetting payable within due to affiliates in the unaudited condensed consolidated balance sheet as of March 31, 2018.

Relationship Agreement

In connection with the consummation of the Merger, the Company entered into a relationship agreement (the “Relationship Agreement”) with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The Company did not acquire any renewable energy facilities from Brookfield during the three months ended March 31, 2018.

New Terra LLC Agreement

SunEdison transferred all of the outstanding IDRs of Terra LLC held by SunEdison or certain of its affiliates to Brookfield IDR Holder at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC (the “New Terra LLC Agreement”). The New Terra LLC Agreement, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. There were no payments of IDRs made by the Company pursuant to the New Terra LLC Agreement during the three months ended March 31, 2018, and there were no payments of IDRs made by the Company during the three months ended March 31, 2017 pursuant to the Terra LLC agreement existing as of that time.

Due from affiliates

As of March 31, 2018, the $4.9 million due from affiliates amount reported in the unaudited condensed consolidated balance sheet represents: (i) a $1.2 million receivable from TerraForm Global, Inc. as a result of payments made by the Company on its behalf regarding rent for its shared corporate headquarters, compensation for certain employees that provided services to both companies and certain information technology services; and (ii) a $3.7 million receivable from Brookfield and certain of its affiliates for the settlement of claims relating to certain transactions under Section 16(b) of the Exchange Act, which was received in April of 2018. The Company recognized the net proceeds of $3.0 million as a capital contribution from a stockholder and recorded it as an increase to additional paid-in capital, which is reflected within the other line in the unaudited condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018. As of December 31, 2017, the $4.4 million due from affiliates amount represented a receivable from TerraForm Global, Inc. as a result of payments made by the Company on its behalf regarding the aforementioned items, of which $3.5 million was received in the first quarter of 2018. There was no right of set-off with respect to these receivables and the payables to the other Brookfield affiliates described below, and thus these amounts were separately reported in due from affiliates in the unaudited condensed consolidated balance sheet at the respective periods.

Due to affiliates

The $3.4 million due to affiliates amount reported in the unaudited condensed consolidated balance sheet as of March 31, 2018 primarily represents a payable to an affiliate of Brookfield for the Brookfield MSA quarterly base management fee as discussed above. As of December 31, 2017, the $4.0 million due to affiliates amount represented a $3.4 million payable for the Brookfield MSA quarterly base management fee and $0.6 million of accrued standby fee interest that was payable to a Brookfield affiliate under the credit agreement that TerraForm Power entered into with Brookfield and one of its affiliates on October 16, 2017, which established a $500.0 million secured revolving credit facility (the “Sponsor Line Agreement”). As of the date hereof, there have been no amounts drawn under the Sponsor Line Agreement. These payables were paid in the first quarter of 2018, as well as $0.6 million of additional standby fee interest incurred in the first quarter.

Saeta Yield Acquisition-Related Agreements with Brookfield

On February 6, 2018, the Company entered into a support agreement with Brookfield. Pursuant to this agreement and in connection with the intended financing for the Company’s recently launched Tender Offer for the outstanding shares of Saeta Yield that is expected to close by mid-summer of 2018, Brookfield agreed that, if requested by the Company, Brookfield would provide a back-stop to the Company for up to $400.0 million of the expected Equity Offering discussed in Note 4. Acquisitions (such agreement, the “Back-Stop”) if the offering price per Class A share of the Company in the Equity Offering equals the five-day volume weighted average price of the Class A shares ending the trading day prior to the Company’s announcement of the Tender Offer, which was $10.66 per share. Brookfield’s obligations in relation to the provision of the Back-Stop under the support agreement are subject to successful commencement of the Tender Offer and to prior effectiveness of a registration statement, if required, that the Company would file in connection with the Equity Offering and such obligation would not apply to any Equity Offering commenced prior to May 1, 2018 or after September 30, 2018.

Brookfield provided credit support to the Company in connection with the Bank Guarantee, and the Company agreed to pay a fee to Brookfield equal to 50% of the savings realized by the Company as a result of Brookfield’s provision of credit support, up to a maximum of $3.0 million.

Historical SunEdison Services

As discussed above, the Company was a controlled affiliate of SunEdison, Inc. during the three months ended March 31, 2017 and certain services were provided by SunEdison during that period. Cost of operations - affiliate was $5.6 million for the three months ended March 31, 2017, which represented costs incurred for O&M and asset management services that were provided to the Company by SunEdison pursuant to contractual agreements and certain project-level transition services agreements. General and administrative expenses - affiliate was $1.4 million for the three months ended March 31, 2017, which consisted of $1.0 million of stock-based compensation expense that was allocated to the Company regarding equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. (a controlled affiliate of SunEdison, Inc. at that time) that were awarded to the Company’s employees and $0.4 million of costs incurred for certain management and administrative services that were provided by SunEdison.

During the first quarter of 2017, the Company received $7.0 million from SunEdison in satisfaction of outstanding claims made under engineering, procurement and construction contracts (“EPC”), of which $4.8 million related to the Company's renewable energy facility located in Chile and compensated the relevant project company as the facility's performance during the warranty period was below that guaranteed by an affiliate of SunEdison under the applicable EPC contract.

15. SEGMENT REPORTING

The Company has two reportable segments: Solar and Wind. These segments comprise the Company’s entire portfolio of renewable energy facility assets and are determined based on the management approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The Company’s operating segments consist of Distributed Generation, North America Utility and International Utility that are aggregated into the Solar reportable segment and Northeast Wind, Central Wind and Hawaii Wind that are aggregated into the Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three months ended March 31, 2018 and 2017 were earned by the Company’s reportable segments from external customers in the United States (including Puerto Rico), Canada, the United Kingdom and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$59,723	$67,824	$—	$127,547
Depreciation, accretion and amortization expense	27,601	37,665	324	65,590
Impairment of renewable energy facilities	15,240	—	—	15,240
Other operating costs and expenses	14,216	25,814	28,736	68,766
Interest expense, net	14,522	10,769	28,263	53,554
Other non-operating expenses, net	—	853	887	1,740
Income tax benefit[1]	—	—	(976)	(976)
Net loss	$(11,856)	$(7,277)	$(57,234)	$(76,367)
Balance Sheet
Total assets[2]	$2,813,878	$3,342,181	$102,722	$6,258,781

	Three Months Ended March 31, 2017
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$66,001	$85,134	$—	$151,135
Depreciation, accretion and amortization expense	26,775	33,451	761	60,987
Other operating costs and expenses	13,908	25,161	39,011	78,080
Interest expense, net	19,581	20,899	27,832	68,312
Other non-operating (income) expenses, net	(42)	548	441	947
Income tax benefit[1]	—	—	(918)	(918)
Net income (loss)	$5,779	$5,075	$(67,127)	$(56,273)
Balance Sheet
Total assets[2]	$2,897,036	$3,400,858	$89,127	$6,387,021
———

(1)	Income tax benefit is not allocated to the Company’s Solar and Wind segments.

(2)	Represents total assets as of March 31, 2018 and December 31, 2017, respectively.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in each component of accumulated other comprehensive income, net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(22,133)	$45,045	$22,912
Net unrealized gain arising during the period (net of zero and $5,836 tax expense, respectively)	2,680	14,054	16,734
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(386)	(386)
Other comprehensive income	2,680	13,668	16,348
Accumulated other comprehensive (loss) income	(19,453)	58,713	39,260
Less: Other comprehensive income attributable to non-controlling interests	918	5,972	6,890
Balance as of March 31, 2017	$(20,371)	$52,741	$32,370

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(13,412)	$61,430	$48,018
Cumulative-effect adjustment (net of tax expense of $1,579)[2]	—	(4,164)	(4,164)
Other comprehensive loss:
Net unrealized loss arising during the period (net of zero tax impact)	(3,283)	(10,492)	(13,775)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(962)	(962)
Other comprehensive loss	(3,283)	(11,454)	(14,737)
Accumulated other comprehensive (loss) income	(16,695)	45,812	29,117
Less: Other comprehensive loss attributable to non-controlling interests	—	(1,243)	(1,243)
Balance as of March 31, 2018	$(16,695)	$47,055	$30,360
———

(1)	See Note 10. Derivatives for further breakout of hedging gains and losses between interest rate swaps and commodity contracts.

(2)	See Note 2. Summary of Significant Accounting Policies for discussion regarding the Company’s adoption of ASU No. 2017-12 as of January 1, 2018.

17. SUBSEQUENT EVENTS

On April 30, 2018, the Board of Directors declared a second-quarter 2018 dividend with respect to Class A common stock of $0.19 per share. The dividend is payable on June 15, 2018 to shareholders of record as of June 1, 2018.

Information regarding certain other subsequent events have been included within the applicable notes to the Company’s unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. (“TerraForm Power”) owns and operates a high-quality, diversified portfolio of solar and wind assets located primarily in the United States and underpinned by long-term contracts, totaling more than 2,600 megawatts (“MW”) of installed capacity. TerraForm Power’s goal is to acquire operating solar and wind assets in North America and Western Europe and it is sponsored by Brookfield Asset Management Inc. (“Brookfield”), a leading global alternative asset manager with more than $285 billion of assets under management.

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

Recent Developments

Information regarding recent developments appears in Item 1. Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 7, 2018, and is incorporated herein by reference. Recent developments that have occurred subsequent to March 7, 2018 are discussed within this Item 2.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, Chile and the United Kingdom with a combined nameplate capacity of 2,606.4 MW as of March 31, 2018. There have been no changes in the composition of our portfolio since December 31, 2017. These renewable energy facilities generally have long-term power purchase agreements (“PPAs”) with creditworthy counterparties. As of March 31, 2018, on a weighted average basis (based on MW), our PPAs had a remaining life of 14 years and our counterparties to our PPAs had an investment grade credit rating.

The following table summarizes our portfolio as of March 31, 2018:

Description	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Solar Distributed Generation:
U.S.	404.0	395.7	469	15
Canada	8.5	8.5	20	15
Total Solar Distributed Generation	412.5	404.2	489	15

Solar Utility:
U.S.	498.6	498.6	20	19
Canada	59.4	59.4	4	16
U.K.	11.1	11.1	1	11
Chile	101.6	101.6	1	16
Total Solar Utility	670.7	670.7	26	18

Wind Utility:
U.S.	1,536.3	1,453.5	17	12
Canada	78.0	78.0	1	13
Total Wind Utility	1,614.3	1,531.5	18	12

Total Renewable Energy Facilities	2,697.5	2,606.4	533	14
———

(1)
Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Represents weighted-average remaining PPA lives calculated as of March 31, 2018.

Key Metrics

Operating Metrics

Net nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in net nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Net nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure net nameplate capacity for solar generation facilities in MW (DC) and for wind power plants in MW (AC). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined net nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our net nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate net nameplate capacity of 2,606.4 MW as of March 31, 2018.

Gigawatt hours sold

Gigawatt hours (“GWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track GWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for solar generation facilities for the three months ended March 31, 2018 and 2017 were 369 GWh and 406 GWh, respectively. Our GWh sold for wind power plants for the three months ended March 31, 2018 and 2017 were 1,465 GWh and 1,626 GWh, respectively.

Consolidated Results of Operations

The amounts shown in the table below represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest. For the three months ended March 31, 2018, the results of the Company include the operating results of Terra LLC, as well as $1.0 million of interest expense for the Sponsor Line Agreement (as discussed and defined in Liquidity and Capital Resources) that was entered into in the fourth quarter of 2017, which is reflected in the operating results of TerraForm Power. For the three months ended March 31, 2017, the results of the Company include the operating results of Terra LLC and $1.5 million of stock-based compensation expense, which is reflected in the operating results of TerraForm Power.

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating revenues, net	$127,547	$151,135
Operating costs and expenses:
Cost of operations	37,323	34,338
Cost of operations - affiliate	—	5,598
General and administrative expenses	24,284	36,725
General and administrative expenses - affiliate	3,474	1,419
Acquisition and related costs	3,685	—
Impairment of renewable energy facilities	15,240	—
Depreciation, accretion and amortization expense	65,590	60,987
Total operating costs and expenses	149,596	139,067
Operating (loss) income	(22,049)	12,068
Other expenses:
Interest expense, net	53,554	68,312
Loss on foreign currency exchange, net	891	587
Other expenses, net	849	360
Total other expenses, net	55,294	69,259
Loss before income tax benefit	(77,343)	(57,191)
Income tax benefit	(976)	(918)
Net loss	(76,367)	(56,273)
Less: Net (loss) income attributable to redeemable non-controlling interests	(2,513)	835
Less: Net loss attributable to non-controlling interests	(157,087)	(25,339)
Net income (loss) attributable to Class A common stockholders	$83,233	$(31,769)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating Revenues, net

Operating revenues, net for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(In thousands, other than GWh sold and MW data)	2018	2017	Change
Energy:
Solar	$41,298	$42,311	$(1,013)
Wind	62,272	76,955	(14,683)
Incentives:
Solar	18,425	23,690	(5,265)
Wind	5,552	8,179	(2,627)
Total operating revenues, net	$127,547	$151,135	$(23,588)

GWh sold:
Solar	369	406	(37)
Wind	1,465	1,626	(161)
Total GWh sold	1,834	2,032	(198)

Net nameplate capacity (MW):
Solar	1,075	1,449	(374)
Wind	1,531	1,532	(1)
Total net nameplate capacity (MW)	2,606	2,981	(375)

Energy revenue for our Solar segment decreased by $1.0 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to a $3.3 million decrease resulting from the sale of renewable energy facilities in the second quarter of 2017 that was partially offset by a $1.2 million increase due to higher Utility solar resource and a $0.9 million increase due to higher pricing. Energy revenue for our Wind segment decreased by $14.7 million, primarily driven by a $6.0 million decrease resulting from safety and service related outages at our Raleigh and Bishop Hill facilities, a $4.4 million decrease at our Bishop Hill facility due to utility and grid maintenance outages, a $4.4 million decrease in unrealized gains on commodity contract derivatives and a $3.0 million decrease due to market conditions in Texas. The outages at Raleigh and Bishop Hill were primarily caused by the failure of a single faulty blade which caused the collapse of a tower at our Raleigh wind facility. To determine the root cause of the blade failure, we removed from service all 70 turbines at Raleigh and Bishop Hill that utilized the same blades. After a thorough investigation and rigorous inspections of the blades, all turbines were returned to service between mid-March and the end of April 2018.

Incentive revenue for our Solar segment decreased by $5.3 million during the three months ended March 31, 2018, compared to the same period in 2017, due to a $3.4 million decrease resulting from the sale of renewable energy facilities in the second quarter of 2017 and a $3.5 million decrease in deferred revenue recognition related to the upfront sale of investment tax credits to non-controlling interests as a result of our adoption of the new revenue recognition accounting standard as of January 1, 2018 (see Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements) that was partially offset by a $1.6 million increase in renewable energy certificate (“REC”) revenue recognition as a result of our adoption of the new revenue standard. Incentive revenue for our Wind segment decreased by $2.6 million, primarily due to the change in revenue recognition timing for RECs resulting from our adoption of the new revenue standard.

Cost of Operations

Costs of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Cost of operations:
Solar	$12,661	$10,353	$2,308
Wind	24,662	23,985	677
Cost of operations - affiliate:
Solar	—	3,811	(3,811)
Wind	—	1,787	(1,787)
Total cost of operations	$37,323	$39,936	$(2,613)

Total cost of operations for our Solar segment decreased by $1.5 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily resulting from the sale of renewable energy facilities in the second quarter of 2017. Total cost of operations for our Wind segment decreased by $1.1 million as compared to the same period in 2017, primarily driven by a decrease in loss on disposals of property and equipment resulting from the replacement of major components at certain of our wind power plants.

Subsequent to the Company’s consummation of the merger (the “Merger”) with affiliates of Brookfield on October 16, 2017, the Company is no longer an affiliate of SunEdison, Inc., and in the fourth quarter of 2017, with the exception of its 101.6 MW renewable energy facility in Chile, the Company completed its transition away from SunEdison as a provider of operations and maintenance and asset management services to the Company.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
General and administrative expenses:
Solar	$1,555	$794	$761
Wind	1,152	197	955
Corporate	21,577	35,734	(14,157)
Total general and administrative expenses	$24,284	$36,725	$(12,441)
General and administrative expenses - affiliate:
Corporate	$3,474	$1,419	$2,055

General and administrative expenses decreased by $12.4 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily driven by a $14.2 million decrease in corporate general and administrative expenses. The decrease in corporate general and administrative expenses is primarily due to a $9.0 million decrease in professional fees for legal, accounting and advisory services and a $2.3 million decrease in employee compensation costs. The decrease in professional fees was primarily driven by a $5.3 million decrease for legal services as a result of litigation and transaction costs incurred in connection with the Merger in 2017, a $3.8 million decrease in investment banker advisory fees associated with the Merger in 2017, a $1.2 million decrease for accounting services primarily due to AlixPartners, LLP fees incurred for our interim Chief Accounting Officer and Chief Operating Officer support in 2017 and a $0.7 million decrease in IT consulting fees, partially offset by a $2.0 million increase in audit fees in the first quarter of 2018. The decrease in employee compensation was driven by a $2.0 million decrease in salaries and benefits costs due to a reduction of employee headcount and a $1.5 million decrease in stock-based compensation expense due to the vesting of all previously unvested restricted stock units triggered by the change in control upon the consummation of the Merger on October 16, 2017, partially offset by a $1.2 million increase for severance and transition bonus costs incurred as a result of the Company's restructuring plan subsequent to the Merger.

General and administrative expenses - affiliate were $3.5 million during the three months ended March 31, 2018, which primarily consisted of a $3.3 million charge for the Brookfield MSA quarterly base management fee, pursuant to which Brookfield and certain of its affiliates provide certain management and administrative services to the Company, including the provision of strategic and investment management services. General and administrative expenses - affiliate were $1.4 million during the three months ended March 31, 2017, which consisted of $1.0 million of stock-based compensation expense that was allocated to the Company for unvested equity awards held by the Company's employees in the stock of SunEdison, Inc. and TerraForm Global, Inc. and $0.4 million of costs incurred for management and administrative services that were provided by SunEdison.

Acquisition and Related Costs

As discussed in Note 4. Acquisitions to our unaudited condensed consolidated financial statements, on May 3, 2018, we launched a voluntary tender offer for 100% of the outstanding shares of Saeta Yield, S.A. (“Saeta Yield”), a Spanish corporation and a publicly-listed European owner and operator of wind and solar assets, located primarily in Spain. On May 8, 2018, the board of directors of Saeta Yield issued a unanimous favorable opinion of the tender offer and we expect this acquisition to close by mid-summer of 2018, subject to certain closing conditions. Acquisition and related costs incurred for this pending acquisition were $3.7 million during the three months ended March 31, 2018, which consisted of investment banker advisory fees and professional fees for legal and accounting services (see Note 14. Related Parties to our unaudited condensed consolidated financial statements).

Impairment of Renewable Energy Facilities

We currently have a REC sales agreement with a customer expiring December 31, 2021 that is significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract would likely result in a significant decrease in expected revenues for this operating project. Our analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and the carrying amount of $19.5 million as of March 31, 2018 was no longer considered recoverable based on the undiscounted cash flow forecast. Accordingly, we estimated the fair value of the operating project at $4.3 million as of March 31, 2018 and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value for the three months ended March 31, 2018.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $4.6 million during the three months ended March 31, 2018, compared to the same period in 2017. This increase was primarily the result of capital additions placed in service in 2017.

Interest Expense, Net

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Corporate-level	$28,263	$27,832	$431
Non-recourse:
Solar	14,522	19,581	(5,059)
Wind	10,769	20,899	(10,130)
Total interest expense, net	$53,554	$68,312	$(14,758)

Interest expense, net decreased by $14.8 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily driven by a decrease at our Solar and Wind segments. The decrease at our Solar segment is primarily due to a $4.9 million decrease as a result of the sale of substantially all of our solar power plants located in the U.K. in May of 2017. The decrease at our Wind segment is primarily due to a $9.4 million decrease resulting from the repayment of the remaining outstanding principal balance of a $300.0 million non-recourse portfolio term loan in the fourth quarter of 2017.

Loss on Foreign Currency Exchange, net

We incurred a net loss on foreign currency exchange of $0.9 million for the three months ended March 31, 2018, driven by $1.2 million of realized and unrealized net losses on foreign currency derivatives that was offset by a $0.3 million unrealized gain on the remeasurement of intercompany loans, which are primarily denominated in Canadian dollars as of March 31, 2018. For the three months ended March 31, 2017, we incurred a net loss on foreign currency exchange of $0.6 million, driven by a $0.4 million unrealized loss on the remeasurement of intercompany loans, where were primarily denominated in British pounds as of that time, and $0.2 million of realized and unrealized net losses on foreign currency derivatives.

Other Expenses, net

Other expenses, net was $0.8 million for the three months ended March 31, 2018 as compared to other expenses, net of $0.4 million during the same period in 2017. The change and amounts are considered inconsequential.

Income Tax Benefit

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which enacted major changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Income tax benefit was $1.0 million for the three months ended March 31, 2018, compared to $0.9 million during the same period in 2017. For the three months ended March 31, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively, due to loss allocated to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of foreign and state taxes. As of March 31, 2018, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $159.6 million for the three months ended March 31, 2018 and was attributable to project-level tax equity partnerships. Since the 21% tax rate enacted in December 2017 went into effect on January 1, 2018, the hypothetical liquidation at book value (“HLBV”) methodology utilized by the Company to determine the value of its non-controlling interests began to use the new rate on that date. The HLBV method is a point in time estimate that utilizes inputs and assumptions in effect at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. During the first quarter of 2018, $151.2 million of the decline in the non-controlling interests balance and a corresponding allocation of net loss attributable to non-controlling interests was driven by this reduction in the tax rate used in the HLBV methodology used by the Company. In the calculation of the carrying values through HLBV, the Company allocated significantly lower amounts to certain non-controlling interests (i.e., tax equity investors) in order to achieve their contracted after-tax rate of return as a result of the reduction of the federal income tax rate from 35% to 21% as specified in the Tax Act. Net loss attributable to non-controlling interests, including redeemable non-controlling interests was $24.5 million for the three months ended March 31, 2017. This was the result of a $15.8 million loss attributable to SunEdison’s interest in Terra LLC’s net loss during the three months ended March 31, 2017 and an $8.7 million loss attributable to project-level tax equity partnerships.

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

The following table summarizes the total capitalization and debt to capitalization as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Revolving Credit Facility[1]	$70,000	$60,000
Senior Notes[2]	1,500,000	1,500,000
Term Loan[3]	349,125	350,000
Non-recourse long-term debt, including current portion[4]	1,717,405	1,732,516
Long-term indebtedness, including current portion[5]	$3,636,530	$3,642,516
Total stockholders' equity and redeemable non-controlling interests	2,330,110	2,428,708
Total capitalization	$5,966,640	$6,071,224
Debt to total capitalization	61%	60%
———

(1)	Represents draws on our senior secured corporate revolving credit facility.

(2)	Corporate senior notes.

(3)	Senior secured term loan facility. On May 11, 2018, the Company signed a repricing amendment whereby the interest rate on the Term Loan was reduced by 0.75% per annum.

(4)	Asset-specific, non-recourse borrowings and financing lease obligations secured against the assets of certain project companies.

(5)
Represents total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $42.2 million and $43.7 million of unamortized debt discounts and deferred financing costs as of March 31, 2018 and December 31, 2017, respectively.

Liquidity Position

We operate with sufficient liquidity to enable us to fund dividends, growth initiatives, capital expenditures and withstand sudden adverse changes in economic circumstances or short-term fluctuations in resource. Principal sources of funding are cash flows from operations, revolving credit facilities (including our Sponsor Line Agreement as discussed and defined below), debt capacity at our projects, non-core asset sales and proceeds from the issuance of equity securities through public markets.

The following table summarizes corporate liquidity and available capital as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Unrestricted corporate cash	$72,566	$46,810
Project-level distributable cash	12,339	21,180
Cash available to corporate	84,905	67,990
Credit facilities:
Authorized revolving credit facility[1]	600,000	450,000
Draws on credit facility	(70,000)	(60,000)
Revolving commitments	(78,092)	(102,637)
Sponsor Line[2]	500,000	500,000
Available portion of credit facilities	951,908	787,363
Corporate liquidity	$1,036,813	$855,353
Other project-level unrestricted cash	72,928	60,097
Project-level restricted cash[3]	95,564	96,700
Project-level credit commitments	5,185	2,800
Available capital	$1,210,490	$1,014,950
———

(1)
On February 6, 2018, we elected to increase the total borrowing capacity of our $450.0 million senior secured corporate revolving credit facility (the “Revolver”), available for revolving loans and letters of credit, to $600.0 million. On March 6, 2018, we entered into certain Letter of Credit Facilities (as defined below), pursuant to which we are required to maintain minimum liquidity of $400.0 million under our Revolver.

(2)
Represents a $500.0 million secured revolving credit facility we entered into pursuant to a credit agreement (the “Sponsor Line Agreement”) with Brookfield and one of its affiliates that may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures. As of March 31, 2018, there were no amounts drawn under the Sponsor Line Agreement. As discussed below, we are required to maintain minimum liquidity of $500.0 million under the Sponsor Line pursuant to the terms of certain Letter of Credit Facilities we entered into on March 6, 2018.

(3)
Represents short-term and long-term restricted cash and includes $20.5 million of cash trapped at our project-level subsidiaries as of March 31, 2018 which is presented as current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date (see Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for additional details). The amount of trapped cash that remains as of the date of the issuance of this Quarterly Report on Form 10-Q is $15.0 million and is not needed for us to meet our cash flow needs. We expect to obtain waivers for the remaining defaults in the near-term and do not expect these defaults to affect our ability to meet our liquidity requirements and meet corporate credit facility covenants.

Recently Announced Tender Offer

As discussed in Note 4. Acquisitions to our unaudited condensed consolidated financial statements, on February 7, 2018, we announced that we agreed to launch a voluntary tender offer for 100% of the outstanding shares of Saeta Yield, and we expect this acquisition to close by mid-summer of 2018, subject to certain closing conditions. The Tender Offer was launched on May 3, 2018, and on May 8, 2018, the board of directors of Saeta Yield issued a unanimous favorable opinion of the Tender Offer. We intend to finance this acquisition with an equity issuance of the Company’s Class A common stock in a minimum amount of $400.0 million and the remainder will be financed from our available liquidity, which is expected to include borrowings under the Revolver and the Sponsor Line Agreement. As discussed in Note 4. Acquisitions to our unaudited condensed consolidated financial statements, we believe it may be prudent to consider increasing the size of the equity issuance from $400.0 million to up to $650.0 million depending on market conditions. An increase in the equity issuance may further strengthen our financial position, ensure ample access to liquidity, and decrease any borrowings needed to fund the acquisition. We expect to repay these borrowings with a combination of sources, including new non-recourse financings of our currently unencumbered wind and solar assets and certain cash released from Saeta Yield's assets. We also entered into a support agreement with Brookfield on February 6, 2018 pursuant to which they have agreed to provide a back-stop to us for up to $400.0 million of our expected equity offering if the offering price per Class A share of our common stock in the equity offering equals the five-day volume weighted average price of the Class A shares ending the trading day prior to our announcement of the tender offer, which was $10.66 per share, subject to certain conditions as discussed in Note 14. Related Parties to our unaudited condensed consolidated financial statements. On March 6, 2018, we entered into two letter of credit facilities (the

“LC Agreements”) and two letter agreements (the “Letter Agreements” and together with the LC Agreements, the “Letter of Credit Facilities”) pursuant to which two banks posted a bank guarantee with the Spanish National Securities Market Commission for the maximum amount payable in the tender offer of approximately $1.2 billion. Under the terms of the Letter of Credit Facilities, we are required to maintain minimum liquidity requirements of $500.0 million under the Sponsor Line Agreement and $400.0 million under the Revolver. These minimum liquidity requirements may limit our ability to pursue or fund acquisitions or growth capital expenditures other than an acquisition of Saeta Yield pursuant to the tender offer.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2022 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after March 31, 2018, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2018[1]	2019	2020	2021	2022	Thereafter	Total
Maturities of long-term debt and financing lease obligations[2]	$162,194	$110,248	$104,970	$108,015	$596,658	$2,554,445	$3,636,530
—————

(1)	Includes $70.0 million of Revolver indebtedness, of which we repaid $55.0 million with cash on hand in April of 2018.

(2)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $216.3 million of long-term debt to current as a result of debt defaults under certain of our non-recourse financing arrangements (see Note 8. Long-term Debt to our unaudited condensed consolidated financial statements for further discussion).

Cash Dividends to Investors

On February 6, 2018, our Board of Directors declared a first-quarter 2018 dividend with respect to our Class A common stock of $0.19 per share, equivalent to an annual dividend of $0.76 per share. The first-quarter dividend was paid on March 30, 2018 to shareholders of record as of February 28, 2018. On April 30, 2018, our Board of Directors declared a second-quarter 2018 dividend with respect to our Class A common stock of $0.19 per share payable on June 15, 2018 to shareholders of record as of June 1, 2018. The second-quarter dividend will be our second consecutive quarterly dividend payment under Brookfield sponsorship.

Incentive Distribution Rights

SunEdison transferred all of the outstanding incentive distribution rights (“IDRs”) of Terra LLC held by SunEdison or certain of its affiliates to BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect wholly-owned subsidiary of Brookfield, at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC (the “New Terra LLC Agreement”). The New Terra LLC Agreement, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. As a result of this amendment and restatement, amounts distributed from Terra LLC will be distributed on a quarterly basis as follows:

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

There were no IDR payments made by us during the three months ended March 31, 2018 and 2017.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash flows from operating activities, investing activities and financing activities, to evaluate our periodic cash flow results.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by operating activities	$52,089	$35,228	$16,861
Net cash provided by (used in) investing activities	1,364	(2,076)	3,440
Net cash (used in) provided by financing activities	(24,585)	59,947	(84,532)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $52.1 million for the three months ended March 31, 2018 as compared to $35.2 million in the same period in the prior year. The increase in operating cash flow of $16.9 million was primarily driven by a $41.1 million decrease in cash paid for interest, which was partially offset by a $15.7 million decrease in operating revenues (excluding unrealized losses/gains on commodity contract derivatives, recognition of deferred revenue and amortization of favorable and unfavorable rate revenue contracts, net). The decrease in cash paid for interest was primarily driven by the redemption of our $950.0 million senior notes due 2023 on December 12, 2017, for which interest payments were made semi-annually in February and August of each year, including in February of 2017. On December 12, 2017, the Company issued $1.2 billion of new senior notes, but the first interest payment is not due until July 2018. Significantly higher borrowings outstanding on our corporate-level revolving credit facility during the first quarter of 2017 as compared to the first quarter of 2018 also contributed to higher interest payments in the prior year quarter. The decrease in operating revenues was primarily driven by safety, service and grid maintenance outages at our Raleigh and Bishop Hill facilities and market conditions in Texas in the first quarter of 2018.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was $1.4 million, which was due to $4.1 million of proceeds received from reimbursable interconnection costs, partially offset by $2.7 million of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2017 consisted of $2.1 million of capital expenditures.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $24.6 million, which was primarily driven by a dividend payment of $28.0 million and $9.6 million of principal payments on non-recourse long-term debt, partially offset by $10.0 million of net draws on our corporate-level revolving credit facility. Net cash provided by financing activities for the three months ended March 31, 2017 was $59.9 million, which was primarily due to $79.8 million of proceeds received from increasing our Canadian project-level financing and $7.4 million of net cash contributions received from SunEdison, partially offset by $11.9 million of principal payments on non-recourse long-term debt, a $5.0 million corporate-level revolving credit facility payment and $9.7 million of distributions to tax equity partners.

Off-Balance Sheet Arrangements

The Company enters into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 13. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion, as well as discussion under Recently

Announced Tender Offer above regarding our posting of a bank guarantee with the Spanish National Securities Market Commission for the maximum amount payable in the tender offer for the outstanding shares of Saeta Yield of approximately $1.2 billion.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements provided herein were prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, we have applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can differ from these estimates. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, are those that depend most heavily on these judgments and estimates. As of March 31, 2018, the only notable changes to the significant accounting policies described in our Annual Report on Form 10-K are with respect to our adoption of the new accounting pronouncements described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018.

Recently Issued Accounting Standards

See Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning recently issued accounting standards. These disclosures are incorporated herein by reference.

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

Interest Rate Risk

As of March 31, 2018, the estimated fair value of our debt was $3,658.6 million and the carrying value of our debt was $3,594.4 million. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $93.6 million and $102.9 million, respectively.

As of March 31, 2018, our corporate-level debt amount consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate), the Senior Notes due 2028 (fixed rate), the Revolver (variable rate) and the Term Loan (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate, and thus we are exposed to fluctuations in interest rate risk. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver and Term Loan by $0.9 million for the three months ended March 31, 2018.

As of March 31, 2018, our non-recourse permanent financing debt was at both fixed and variable rates. 60% of the $1,602.7 million balance had a fixed interest rate and the remaining 40% of the balance had a variable interest rate. We have entered into interest rate derivatives to swap a majority of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $0.7 million and $0.6 million, respectively, for the three months ended March 31, 2018.

Foreign Currency Risk

During the three months ended March 31, 2018 and 2017, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom, and Chile, with our revenues being denominated in U.S. dollars, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. As discussed in Note 4. Acquisitions, we expect to complete our tender offer of Saeta Yield by mid-summer of 2018, subject to certain closing conditions. In order to manage our foreign currency exposure that would arise upon the closing of this acquisition, we entered into currency forward contracts during the three months ended March 31, 2018 to reduce risks that would result from the change in fair value of certain assets and liabilities denominated in Euros. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in Euros would have increased or decreased our earnings by $0.1 million for the three months ended March 31, 2018.

Commodity Risk

For certain of our wind power plants, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $2.3 million for the three months ended March 31, 2018.

Counterparty Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as having a diversified portfolio of creditworthy offtake counterparties. As of March 31, 2018, on a weighted average basis (based on MW), our PPA counterparties had an investment grade credit rating. However, there are a limited number of offtake counterparties under offtake agreements in each region that we operate, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of March 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2018 due to previously identified material weaknesses, which continued to exist as of March 31, 2018.

We performed additional analysis and other procedures in order to prepare the unaudited condensed consolidated financial information in accordance with U.S. GAAP. Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our unaudited condensed consolidated financial information presents fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to develop and implement our remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2017. We are continuing to address the material weaknesses and are committed to remediate such material weaknesses as timely as possible. During the first quarter of 2018, we executed the following actions:

•	We hired a new corporate controller and reassigned responsibilities among key accounting personnel; and

•
We have begun the process of implementing a new cloud-based accounting system. This system is expected to increase the efficiency of processing transactions and produce accurate and timely information to address various operational and compliance needs, which we expect to complete in the back half of 2018.

PART II - Other Information

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Item 1. Note 13. Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 7, 2018. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company’s risk factors from those described in our Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of TerraForm Power, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 17, 2017).

3.2	Second Amended and Restated Bylaws of TerraForm Power, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 17, 2017).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-196345, filed on July 3, 2014).

10.1
Irrevocable Undertaking Agreement for the launch and acceptance of the takeover bid for the shares of Saeta Yield, S.A., dated as of February 6, 2018, between TERP Spanish HoldCo, S.L., as the bidder, and Cobra Concesiones, S.L. and GIP II Helios, S.à.r.l, as the selling shareholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 8, 2018).

10.2
Irrevocable Undertaking Agreement for the launch and acceptance of the takeover bid for the shares of Saeta Yield, S.A., dated as of February 6, 2018, between TERP Spanish HoldCo, S.L., as the bidder, and Mutuactivos, S.A.U., S.G.I.I.C., as the selling shareholder (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 8, 2018).

10.3
Irrevocable Undertaking Agreement for the launch and acceptance of the takeover bid for the shares of Saeta Yield, S.A., dated as of February 6, 2018, between TERP Spanish HoldCo, S.L., as the bidder, and Sinergia Advisors 2006, A.V., S.A., as the selling shareholder (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 8, 2018).

10.4
Support Agreement, dated February 6, 2018, between Brookfield Asset Management Inc. and TerraForm Power, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 8, 2018).

10.5
Continuing Agreement for Letters of Credit, dated as of March 6, 2018, by TERP Spanish HoldCo, S.L. and Natixis, New York Branch (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.6
Letter Agreement, dated as of March 6, 2018, by TerraForm Power, Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.7
Agreement for Bank Guarantee, dated as of March 6, 2018, by TERP Spanish HoldCo, S.L. and Banco Santander, S.A (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.8
Letter Agreement, dated as of March 6, 2018, by TerraForm Power, Inc. and Banco Santander, S.A (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.9
Amendment No. 1 to Term Loan and Guaranty Agreement, dated as of May 11, 2018, among TerraForm Power, Operating, LLC as borrower, TerraForm Power, LLC as a guarantor, certain subsidiaries of TerraForm Power Operating, LLC as guarantors, the lenders party thereto from time to time, and Royal Bank of Canada as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 18, 2018).

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
------
* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

		By:	/s/ MATTHEW BERGER
			Name:	Matthew Berger
			Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)

Date:	May 18, 2018