Form 10-Q
period 2018-06-30
TerraForm Power, Inc.
filed 2018-08-14
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36542
 ______________________________________________________________
TerraForm Power, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________________________

Delaware	46-4780940
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
200 Liberty Street, 14th Floor, New York, New York	10281
(Address of principal executive offices)	(Zip Code)
646-992-2400
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of July 31, 2018, there were 209,061,636 shares of Class A common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors:

•	risks related to the transition to Brookfield Asset Management Inc. sponsorship, including our ability to realize the expected benefits of the sponsorship;

•	risks related to wind conditions at our wind assets or to weather conditions at our solar assets;

•	risks related to the effectiveness of our internal control over financial reporting;

•	pending and future litigation;

•	the willingness and ability of counterparties to fulfill their obligations under offtake agreements;

•	price fluctuations, termination provisions and buyout provisions in offtake agreements;

•	our ability to enter into contracts to sell power on acceptable prices and terms, including as our offtake agreements expire;

•	our ability to compete against traditional and renewable energy companies;

•	government regulation, including compliance with regulatory and permit requirements and changes in tax laws, market rules, rates, tariffs, environmental laws and policies affecting renewable energy;

•
the condition of the debt and equity capital markets and our ability to borrow additional funds and access capital markets, as well as our substantial indebtedness and the possibility that we may incur additional indebtedness in the future;

•	operating and financial restrictions placed on us and our subsidiaries related to agreements governing indebtedness;

•	risks related to our ability to successfully integrate the operations, technologies and personnel of Saeta Yield S.A.U. (“Saeta”) and to establish appropriate accounting controls in respect of Saeta;

•	the regulated rate of return of renewable energy facilities in Spain, including Saeta’s wind and solar assets, a reduction of which could have a material negative impact on our results of operations;

•	our ability to successfully identify, evaluate and consummate acquisitions; and

•	our ability to integrate the projects we acquire from third parties, including Saeta, and our ability to realize the anticipated benefits from such acquisitions.

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this Quarterly Report on Form 10-Q, as well as additional factors we may describe from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and you should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues, net	$179,888	$170,367	$307,435	$321,502
Operating costs and expenses:
Cost of operations	49,805	32,205	87,128	66,543
Cost of operations - affiliate	—	3,427	—	9,025
General and administrative expenses	19,865	41,255	44,149	77,980
General and administrative expenses - affiliate	4,023	3,282	7,497	4,701
Acquisition-related costs	2,877	—	5,957	—
Acquisition-related costs - affiliate	6,025	—	6,630	—
Impairment of renewable energy facilities	—	1,429	15,240	1,429
Depreciation, accretion and amortization expense	69,994	63,222	135,584	124,209
Total operating costs and expenses	152,589	144,820	302,185	283,887
Operating income	27,299	25,547	5,250	37,615
Other expenses (income):
Interest expense, net	50,892	68,205	104,446	136,517
Gain on sale of renewable energy facilities	—	(37,116)	—	(37,116)
Gain on foreign currency exchange, net	(2,078)	(5,204)	(1,187)	(4,617)
Other expenses, net	1,663	1,773	2,512	2,133
Total other expenses, net	50,477	27,658	105,771	96,917
Loss before income tax expense (benefit)	(23,178)	(2,111)	(100,521)	(59,302)
Income tax expense (benefit)	4,434	(588)	3,404	(1,157)
Net loss	(27,612)	(1,523)	(103,925)	(58,145)
Less: Net income attributable to redeemable non-controlling interests	4,680	6,362	2,658	5,369
Less: Net loss attributable to non-controlling interests	(10,955)	(17,491)	(168,042)	(42,323)
Net (loss) income attributable to Class A common stockholders	$(21,337)	$9,606	$61,459	$(21,191)

Weighted average number of shares:
Class A common stock - Basic	161,568	92,257	154,890	92,165
Class A common stock - Diluted	161,568	92,745	154,905	92,165

(Loss) earnings per share:
Class A common stock - Basic and diluted	$(0.13)	$0.08	$0.40	$(0.28)

Dividends declared per share:
Class A common stock	$0.19	$—	$0.38	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(27,612)	$(1,523)	$(103,925)	$(58,145)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized (loss) gain arising during the period	(5,392)	2,921	(8,675)	5,601
Reclassification of net realized loss into earnings[1]	—	14,741	—	14,741
Hedging activities:
Net unrealized gain (loss) arising during the period	12,399	(3,432)	1,907	10,622
Reclassification of net realized loss (gain) into earnings	39	(235)	(923)	(621)
Other comprehensive income (loss), net of tax	7,046	13,995	(7,691)	30,343
Total comprehensive (loss) income	(20,566)	12,472	(111,616)	(27,802)
Less comprehensive income attributable to non-controlling interests:
Net income attributable to redeemable non-controlling interests	4,680	6,362	2,658	5,369
Net loss attributable to non-controlling interests	(10,955)	(17,491)	(168,042)	(42,323)
Foreign currency translation adjustments	—	(1,635)	—	(717)
Hedging activities	6	5,867	(1,237)	11,839
Comprehensive loss attributable to non-controlling interests	(6,269)	(6,897)	(166,621)	(25,832)
Comprehensive (loss) income attributable to Class A common stockholders	$(14,297)	$19,369	$55,005	$(1,970)
———

(1)
Represents reclassification of the accumulated foreign currency translation loss for substantially all of the Company’s portfolio of solar power plants located in the United Kingdom, as the Company’s sale of these facilities closed in the second quarter of 2017 as discussed in Note 4. Acquisitions and Dispositions. The pre-tax amount of $23.6 million was recognized within gain on sale of renewable energy facilities in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$339,209	$128,087
Restricted cash	38,823	54,006
Accounts receivable, net	161,017	89,680
Prepaid expenses and other current assets	71,958	65,393
Due from affiliates	1,533	4,370
Total current assets	612,540	341,536

Renewable energy facilities, net, including consolidated variable interest entities of $3,196,816 and $3,273,848 in 2018 and 2017, respectively	6,634,926	4,801,925
Intangible assets, net, including consolidated variable interest entities of $797,844 and $823,629 in 2018 and 2017, respectively	2,033,854	1,077,786
Goodwill	114,780	—
Restricted cash	138,053	42,694
Other assets	166,672	123,080
Total assets	$9,700,825	$6,387,021

Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated variable interest entities of $57,069 and $84,691 in 2018 and 2017, respectively	$458,177	$403,488
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $42,157 and $34,199 in 2018 and 2017, respectively	217,134	88,538
Deferred revenue	1,735	17,859
Due to affiliates	9,205	3,968
Total current liabilities	686,251	513,853

Long-term debt and financing lease obligations, less current portion, including consolidated variable interest entities of $923,565 and $833,388 in 2018 and 2017, respectively	5,416,939	3,195,312
Long-term debt - affiliate	86,000	—
Deferred revenue, less current portion	12,780	38,074
Deferred income taxes	202,767	24,972
Asset retirement obligations, including consolidated variable interest entities of $100,022 and $97,467 in 2018 and 2017, respectively	170,892	154,515
Other long-term liabilities	151,949	37,923
Total liabilities	6,727,578	3,964,649

Redeemable non-controlling interests	86,549	34,660
Stockholders' equity:
Class A common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 209,562,056 and 148,586,447 shares issued in 2018 and 2017, respectively, and 209,061,636 and 148,086,027 shares outstanding in 2018 and 2017, respectively	2,096	1,486
Additional paid-in capital	2,468,771	1,872,125
Accumulated deficit	(301,167)	(387,204)
Accumulated other comprehensive income	37,400	48,018
Treasury stock, 500,420 shares in 2018 and 2017	(6,712)	(6,712)
Total TerraForm Power, Inc. stockholders' equity	2,200,388	1,527,713
Non-controlling interests	686,310	859,999
Total stockholders' equity	2,886,698	2,387,712
Total liabilities, redeemable non-controlling interests and stockholders' equity	$9,700,825	$6,387,021

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2017	148,586	$1,486	$1,872,125	$(387,204)	$48,018	(500)	$(6,712)	$1,527,713	$1,057,301	$(198,196)	$894	$859,999	$2,387,712
Cumulative-effect adjustment[1]	—	—	—	24,578	(4,164)	—	—	20,414	—	(308)	—	(308)	20,106
Issuance of Class A common stock to affiliates	60,976	610	649,390	—	—	—	—	650,000	—	—	—	—	650,000
Stock-based compensation	—	—	73	—	—	—	—	73	—	—	—	—	73
Net income (loss)	—	—	—	61,459	—	—	—	61,459	—	(168,042)		(168,042)	(106,583)
Dividends	—	—	(56,016)	—	—	—	—	(56,016)	—	—	—	—	(56,016)
Other comprehensive loss	—	—	—	—	(6,454)	—	—	(6,454)	—	—	(1,237)	(1,237)	(7,691)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	7,685	—	—	7,685	7,685
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(11,389)	—	—	(11,389)	(11,389)
Other	—	—	3,199	—	—	—	—	3,199	102	(500)	—	(398)	2,801
Balance as of June 30, 2018	209,562	$2,096	$2,468,771	$(301,167)	$37,400	(500)	$(6,712)	$2,200,388	$1,053,699	$(367,046)	$(343)	$686,310	$2,886,698
———

(1)
See Note 2. Summary of Significant Accounting Policies for discussion regarding the Company’s adoption of Accounting Standards Update (“ASU”) No. 2014-09, ASU No. 2016-08 and ASU No. 2017-12 as of January 1, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(103,925)	$(58,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	135,584	124,209
Amortization of favorable and unfavorable rate revenue contracts, net	19,567	19,524
Gain on sale of renewable energy facilities	—	(37,116)
Impairment of renewable energy facilities	15,240	1,429
Amortization of deferred financing costs and debt discounts	4,258	10,013
Unrealized (gain) loss on interest rate swaps	(8,777)	2,425
Unrealized (gain) loss on commodity contract derivatives, net	(5,292)	2,652
Recognition of deferred revenue	(929)	(6,069)
Stock-based compensation expense	73	5,200
Loss on extinguishment of debt, net	1,480	—
Loss on disposal of property, plant and equipment	6,764	—
Unrealized (gain) on foreign currency exchange, net	(5,684)	(4,336)
Deferred taxes	3,006	4,885
Other, net	344	4,922
Changes in assets and liabilities:
Accounts receivable	(6,389)	(30,436)
Prepaid expenses and other current assets	18,321	212
Accounts payable, accrued expenses and other current liabilities	(7,748)	11,442
Due to affiliates	2,308	—
Other, net	7,284	4,476
Net cash provided by operating activities	75,485	55,287
Cash flows from investing activities:
Capital expenditures	(10,333)	(5,068)
Proceeds from sale of renewable energy facilities, net of cash and restricted cash disposed	—	177,235
Proceeds from energy state rebate and reimbursable interconnection costs	6,006	22,188
Acquisition of Saeta business, net of cash and restricted cash acquired	(831,484)	—
Acquisition of renewable energy facilities from third parties, net of cash and restricted cash acquired	(4,105)	—
Net cash (used in) provided by investing activities	$(839,916)	$194,355

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of Class A common stock to affiliates	$650,000	$—
Proceeds from Sponsor Line - affiliate	86,000	—
Revolving credit facility draws	539,053	—
Revolving credit facility repayments	(157,244)	(55,000)
Term Loan principal payments	(1,750)	—
Borrowings of non-recourse long-term debt	103,639	79,835
Principal payments and prepayments on non-recourse long-term debt	(102,257)	(141,613)
Debt financing fees	(3,652)	(3,735)
Contributions from non-controlling interests in renewable energy facilities	7,685	6,935
Distributions to non-controlling interests in renewable energy facilities	(12,507)	(17,125)
Due to/from affiliates, net	3,214	(3,311)
Net SunEdison investment	—	7,436
Payment of dividends	(56,016)	—
Recovery of related party short swing profit	2,994	—
Other financing activities	—	(133)
Net cash provided by (used in) financing activities	1,059,159	(126,711)
Net increase in cash, cash equivalents and restricted cash	294,728	122,931
Net change in cash, cash equivalents and restricted cash classified within assets held for sale	—	54,806
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,430)	2,336
Cash, cash equivalents and restricted cash at beginning of period	224,787	682,837
Cash, cash equivalents and restricted cash at end of period	$516,085	$862,910
Supplemental Disclosures:
Cash paid for interest	$94,593	$121,694
Cash paid for income taxes	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

On October 16, 2017, BRE TERP Holdings Inc., a wholly-owned subsidiary of Orion US Holdings 1 L.P. (“Orion Holdings”), merged with and into TerraForm Power, Inc. (“TerraForm Power”), with TerraForm Power continuing as the surviving corporation (the “Merger”). Prior to the consummation of the Merger, TerraForm Power and its subsidiaries (together, the “Company”) were controlled affiliates of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company and TerraForm Global, Inc. and its subsidiaries, “SunEdison”). As a result of the consummation of the Merger, a change of control of TerraForm Power occurred, and Orion Holdings, which is a controlled affiliate of Brookfield Asset Management Inc. (“Brookfield”), held 51% of the voting securities of TerraForm Power immediately following the Merger consummation. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield. As further discussed in Note 12. Stockholders’ Equity, on June 11, 2018, Orion Holdings and Brookfield BRP Holdings (Canada) Inc. (“BEP”), an Ontario Corporation and an affiliate of Brookfield, collectively purchased in a private placement a total of 60,975,609 shares of TerraForm Power’s Class A common stock for a price per share of $10.66, representing total consideration of approximately $650.0 million. As a result of this private placement, affiliates of Brookfield held approximately 65% of TerraForm Power’s Class A common stock as of June 30, 2018.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated and have been prepared in accordance with the SEC regulations for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2017, filed with the SEC on Form 10-K on March 7, 2018. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2018, results of operations and comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash as Presented in the Unaudited Condensed Consolidated Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018.

(In thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$339,209	$128,087
Restricted cash - current	38,823	54,006
Restricted cash - non-current	138,053	42,694
Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$516,085	$224,787

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

As discussed in Note 8. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the financial statement issuance date for the six months ended June 30, 2018 and for the year ended December 31, 2017. As a result, the Company reclassified $15.5 million and $18.8 million of non-current restricted cash to current as of June 30, 2018 and December 31, 2017, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as non-current restricted cash were driven by the financing agreements. As of June 30, 2018 and December 31, 2017, $8.0 million and $21.7 million, respectively, of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the respective balance sheet date.

Non-controlling Interests - Impact of the Tax Cuts and Jobs Act Enactment

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which enacted major changes to the U.S. tax code, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Since the 21% rate enacted in December 2017 went into effect on January 1, 2018, the hypothetical liquidation at book value (“HLBV”) methodology utilized by the Company to determine the value of its non-controlling interests began to use the new rate on that date. The HLBV method is a point in time estimate that utilizes inputs and assumptions in effect at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. For the six months ended June 30, 2018, $151.2 million of the decline in the non-controlling interests balance and a corresponding allocation of net loss attributable to non-controlling interests was driven by this reduction in the tax rate used in the HLBV methodology used by the Company. In the calculation of the carrying values through HLBV, the Company allocated significantly lower amounts to certain non-controlling interests (i.e., tax equity investors) in order to achieve their contracted after-tax rate of return as a result of the reduction of the federal income tax rate from 35% to 21% as specified in the Tax Act.

Restructuring

In connection with the consummation of the Merger and the relocation of the headquarters of the Company to New York, New York, the Company announced a restructuring plan that went into effect upon the closing of the Merger, which was substantially completed early in the third quarter of 2018. The Company recognized $1.0 million and $2.3 million of additional severance and transition bonus costs during the three and six months ended June 30, 2018, respectively, within general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company made $1.4 million and $2.2 million of payments related to this restructuring during the three and six months ended June 30, 2018, respectively. The balance of the accrued severance and transition bonuses was $2.8 million as of June 30, 2018.

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

The Company accounts for the majority of its PPAs as operating leases under Accounting Standards Codification (“ASC”) 840, Leases and recognizes rental income as revenue when the electricity is delivered. The Company elected not to early adopt ASC 842, Leases in fiscal 2018 and therefore these PPAs are currently being evaluated in anticipation of the new lease standard adoption in fiscal 2019. For PPAs under the scope of Topic 606 in fiscal 2018, the Company concluded that there were no material changes to revenue recognition patterns from existing accounting practice. See Note 3. Revenue for the new revenue recognition policy.

The Company evaluated the impact of Topic 606 as it relates to the individual sale of RECs. In certain jurisdictions, there may be a lag between physical generation of the underlying energy and the transfer of RECs to the customer due to administrative processes imposed by state regulations. Under the Company’s previous accounting policy, revenue was recognized as the underlying electricity was generated if the sale had been contracted with the customer. Based on the framework in Topic 606, for a portion of the existing individual REC sale arrangements where the transfer of control to the customer is determined to occur upon the transfer of the RECs, the Company now recognizes revenue commensurate with the transfer of RECs to the customer as compared to the generation of the underlying energy under the previous accounting policy. Revenue recognition practices for the remainder of existing individual REC sale arrangements remain the same; that is, revenue is recognized based on the underlying generation of energy because the contracted RECs are produced from a designated facility and control of the RECs transfers to the customer upon generation of the underlying energy. The adoption of Topic 606, as it relates to the individual sale of RECs, resulted in an increase in accumulated deficit on January 1, 2018 of $20.5 million, net of tax, and net of $0.3 million and $4.5 million that was allocated to non-controlling interests and redeemable non-controlling interests, respectively. The adjustments for accumulated deficit and non-controlling interests are reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018 and the redeemable non-controlling interests adjustment is reflected within cumulative-effect adjustment in the redeemable non-controlling interests roll-forward presented above. The impact on the Company’s results of operations for the first half of 2018 was minimal and is expected to be minimal for the remainder of 2018.

The Company evaluated the impact of Topic 606 as it relates to the upfront sale of investment tax credits (“ITCs”) through its lease pass-through fund arrangements. The amounts allocated to the ITCs were initially recorded as deferred revenue in the consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to the ITCs was recognized annually as incentives revenue in the consolidated statement of operations based on the anniversary of each solar energy system’s placed-in-service date. The Company concluded that revenue related to the sale of ITCs through its lease pass-through arrangements should be recognized at the point in time when the related solar energy systems are placed in service. Previously, the Company recognized this revenue evenly over the five-year ITC recapture period. The Company concluded that the likelihood of a recapture event related to these assessments is remote. The adoption of Topic 606, as it relates to the upfront sale of ITCs, resulted in a decrease in accumulated deficit on January 1, 2018 of $40.9 million, net of tax, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018. The impact on the Company’s results of operations for the three and six months ended June 30, 2018 resulted in a decrease in non-cash deferred revenue recognition of $1.6 million and $5.1 million, respectively, and is expected to result in a decrease in non-cash deferred revenue recognition of approximately $11.2 million for the remaining six months of 2018.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The amendments should be applied prospectively on or after the effective dates. Accordingly, the Company’s adoption of ASU No. 2017-01 as of January 1, 2018 did not have an impact on the Company’s historical financial statements. Based on the Company’s evaluation of the new guidance, the Company determined that the acquisition of the tendered shares of Saeta on June 12, 2018 qualifies to be accounted for as an acquisition of a business and the Company’s acquisition of a 6 megawatt (“MW”) portfolio of operating solar distributed generation assets located in California and New Jersey on June 29, 2018 should be accounted for as an acquisition of assets. See Note 4. Acquisitions and Dispositions for further discussion of the Saeta acquisition.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions and the classification as an equity or liability instrument will not need to be assessed under modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. Accordingly, the Company’s adoption of ASU No. 2017-09 as of January 1, 2018 did not have an impact on the Company’s historical financial statements. The Company did not change the terms or conditions of any unvested share-based payment awards outstanding during the six months ended June 30, 2018 but will apply the impact of this standard in the future should it change the terms or conditions of any share-based payment awards.

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

•
The ineffective hedging portion of derivatives designated as hedging instruments is no longer required to be measured, recognized or reported. Alternatively, the entire change in the fair value of the designated hedging instrument is recorded in accumulated other comprehensive income (“AOCI”);

•
The Company will perform ongoing prospective and retrospective hedge effectiveness assessments qualitatively after performing the initial test of hedge effectiveness on a quantitative basis and only to the extent that an expectation of high effectiveness can be supported on a qualitative basis in subsequent periods;

•
For derivatives with periodic cash settlements and a non-zero fair value at hedge inception, the gains or losses recorded in AOCI in a qualifying cash flow hedging relationship are reclassified to earnings on a systematic and rational basis over the hedge term; and

•
For derivatives with components excluded from the assessment of hedge effectiveness, the gains or losses recorded in AOCI on such excluded components in a qualifying cash flow hedging relationship are reclassified to earnings on a systematic and rational basis over the hedge term.

The adoption of ASU 2017-12 resulted in a cumulative-effect adjustment of $4.2 million, net of tax of $1.6 million, representing a decrease in accumulated deficit and AOCI, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018.

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which primarily change the lessee’s accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. The Company expects to adopt the guidance on January 1, 2019. The issued guidance requires a modified retrospective transition approach, which requires entities to recognize and measure leases at the beginning of the earliest period presented. In January 2018, the FASB proposed amending the standard to give entities another option for transition. The proposed transition method would allow entities to initially apply the requirements of the standard in the period of adoption (January 1, 2019). The Company will assess this transition option if the FASB issues the revised standard. The Company expects to elect certain of the practical expedients permitted in the issued standard, including the expedient that permits the Company to retain its existing lease assessment and classification. In January 2018, the FASB issued additional guidance which provides another optional transition practical expedient that allows entities to not evaluate existing and expired land easements under the new guidance at adoption if they were not previously accounted for as leases. The Company is currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts which may contain embedded leases.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to help entities address certain stranded income tax effects in AOCI resulting from the U.S. government’s enactment of the Tax Act on December 22, 2017. The amendment provides entities with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from AOCI. The optional guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and entities should apply the provisions of the amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements.

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

3. REVENUE

As discussed in Note 2. Summary of Significant Accounting Policies, on January 1, 2018, the Company adopted Topic 606. The following tables present revenue disaggregated by segment and major product for the three and six months ended June 30, 2018 and provide a reconciliation of the adoption impact of Topic 606 on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and unaudited condensed consolidated balance sheet as of June 30, 2018. There was no net impact on net cash provided by operating activities in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018 resulting from the adoption of Topic 606.

Topic 606 Adoption Impact on Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2018
	As Reported				Adjustments		Amounts excluding Topic 606 Adoption
(In thousands)	Solar	Wind	Regulated Wind and Solar	Total	REC Sales	ITC Sales
PPA rental income	$55,366	$50,899	—	$106,265	$—	$—	$106,265
Commodity derivatives	—	21,441	—	21,441	—	—	21,441
PPA revenue	13,458	6,359	—	19,817	—	—	19,817
Regulated solar and wind revenue	—	—	21,286	21,286	—	—	21,286
Amortization of favorable and unfavorable rate revenue contracts, net	(1,966)	(7,784)	—	(9,750)	—	—	(9,750)
Energy revenue	66,858	70,915	21,286	159,059	—	—	159,059
Incentive revenue	16,463	4,366	—	20,829	5,586	1,598	28,013
Operating revenues, net	83,321	75,281	21,286	179,888	5,586	1,598	187,072
Operating costs and expenses				152,589	—	—	152,589
Operating income				27,299	5,586	1,598	34,483
Other expenses, net				50,477	—	—	50,477
(Loss) income before income tax expense				(23,178)	5,586	1,598	(15,994)
Income tax expense				4,434	—	—	4,434
Net loss				$(27,612)	$5,586	$1,598	$(20,428)

	Six Months Ended June 30, 2018
	As Reported				Adjustments		Amounts excluding Topic 606 Adoption
(In thousands)	Solar	Wind	Regulated Wind and Solar	Total	REC Sales	ITC Sales
PPA rental income	$92,134	$103,312	$—	$195,446	$—	$—	$195,446
Commodity derivatives	—	32,448	—	32,448	—	—	32,448
PPA revenue	19,965	13,051	—	33,016	—	—	33,016
Regulated solar and wind revenue	—	—	21,286	21,286	—	—	21,286
Amortization of favorable and unfavorable rate revenue contracts, net	(3,943)	(15,624)	—	(19,567)	—	—	(19,567)
Energy revenue	108,156	133,187	21,286	262,629	—	—	262,629
Incentive revenue	34,888	9,918	—	44,806	3,026	5,116	52,948
Operating revenues, net	143,044	143,105	21,286	307,435	3,026	5,116	315,577
Operating costs and expenses				302,185	—	—	302,185
Operating income				5,250	3,026	5,116	13,392
Other expenses, net				105,771	—	—	105,771
Loss before income tax expense				(100,521)	3,026	5,116	(92,379)
Income tax expense				3,404	—	—	3,404
Net (loss) income				$(103,925)	$3,026	$5,116	$(95,783)

Topic 606 Adoption Impact on Unaudited Condensed Consolidated Balance Sheet

	As of June 30, 2018
	As Reported	Adjustments		Amounts excluding Topic 606 Adoption
(In thousands)		REC Sales	ITC Sales
Accounts receivable, net	$161,017	$28,301	$—	$189,318
Other current assets	451,523	—	—	451,523
Total current assets	612,540	28,301	—	640,841
Non-current assets	9,088,285	—	—	9,088,285
Total assets	$9,700,825	$28,301	$—	$9,729,126

Deferred revenue	$1,735	$—	$16,310	$18,045
Other current liabilities	684,516	—	—	684,516
Total current liabilities	686,251	—	16,310	702,561
Deferred revenue, less current portion	12,780	—	19,471	32,251
Other non-current liabilities	6,028,547	—	—	6,028,547
Total liabilities	6,727,578	—	35,781	6,763,359
Redeemable non-controlling interests and total stockholders’ equity	2,973,247	28,301	(35,781)	2,965,767
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$9,700,825	$28,301	$—	$9,729,126

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

The Company considers bundled energy and incentive products within PPAs to be distinct performance obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied under Topic 606. The Company views the sale of energy as a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. Although the Company views incentive products in bundled PPAs to be performance obligations satisfied at a point in time, measurement of satisfaction and transfer of control to the customer in a bundled arrangement coincides with a pattern of revenue recognition with the underlying energy generation. Accordingly, the Company applied the practical expedient in Topic 606 as the right to consideration corresponds directly to the value provided to the customer to recognize revenue at the invoice amount for its standalone and bundled PPA contracts.

For the three and six months ended June 30, 2018, the Company’s energy revenue from PPA contracts with customers was $19.8 million and $33.0 million, respectively. As of June 30, 2018, the Company’s receivable balances related to PPA contracts with customers was approximately $6.8 million. Trade receivables for PPA contracts are reflected in accounts receivable, net in the unaudited condensed consolidated balance sheets. The Company typically receives payment within 30 days for invoiced PPA revenue. The Company does not have any other significant contract asset or liability balances related to PPA revenue.

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

Regulated solar and wind revenue

Regulated solar and wind includes revenue generated by Saeta’s solar and wind operations in Spain, which are subject to regulations applicable to companies that generate production from renewable sources for facilities located in Spain. While Saeta’s Spanish operations are regulated by the Spanish regulator, the Company has determined that the Spanish entities do not meet the criteria of a rate regulated entity under ASC 980 Regulated Operations, since the rates established by the Spanish regulator are not designed to recover the entity’s costs of providing its energy generation services. Accordingly, the Company applied Topic 606 to recognize revenue for these customer contract arrangements. The Company has distinct performance obligations to deliver electricity, capacity, and incentives which are discussed below.

The Company has a performance obligation to deliver electricity and these sales are invoiced monthly at the wholesale market price (subject to adjustments due to regulatory price bands that reduce market risk). The Company transfers control of the electricity over time and the customer receives and consumes the benefit simultaneously. Accordingly, the Company applied the practical expedient in Topic 606 as the right to consideration corresponds directly to the value provided to the customer to recognize revenue at the invoice amount for electricity sales.

The Company has a stand-ready performance obligation to deliver capacity in the Spanish electricity market in which these renewable energy facilities are located. Proceeds received by the Company from the customer in exchange for capacity are determined by a return on an investment (“Ri”) per unit of installed capacity that is determined by Spanish regulators. The Company satisfies its performance obligation for capacity under a time-based measure of progress and recognizes revenue by allocating the total annual consideration evenly to each month of service.

For the Company’s Spanish solar renewable energy facilities, the Company has identified a performance obligation linked to an incentive that is distinct from the electricity and capacity deliveries discussed above. For solar technologies under the Spanish market, the customer makes an operating payment (“Ro”) per MWh which is calculated based on the difference of a standard cost and an expected market price, both, determined by the Spanish regulator. The customer is invoiced monthly equal to the volume of energy produced multiplied by the regulated rate. The performance obligation is satisfied when the Company generates electricity from the solar renewable facility. Accordingly, the Company applied the practical expedient in Topic 606 and recognizes revenue based on the amount invoiced each month.

Following the acquisition of Saeta, the Company is now exposed to some concentration of credit risk given that its large Spanish portfolio has only two principal offtake contract counterparties. However, this concentration of credit risk is mitigated by the investment grade credit ratings of these offtake contract counterparties.

For the three and six months ended June 30, 2018, regulated solar and wind revenue with customers was $21.3 million. As of June 30, 2018, the Company’s receivable balance with customers from regulated solar and wind revenue was $77.1 million. The Company does not have any other significant contract asset or liability balances related to regulated solar and wind revenue.

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

Incentive revenue

The Company generates incentive revenue from individual incentive agreements relating to the sale of RECs and performance-based incentives (“PBIs”) to third-party customers that are not bundled with the underlying energy output. The majority of individual REC sales reflect a fixed quantity, fixed price structure over a specified term. The Company views REC products in these arrangements as distinct performance obligations satisfied at a point in time. Since the REC products delivered to the customer are not linked to the underlying generation of a specified facility, these RECs are now recognized into revenue when delivered and invoiced under Topic 606. This was a change from the Company’s prior year accounting policy which recognized REC sales upon underlying electricity generation as discussed in Note 2. Summary of Significant Accounting Policies. The impact of the adoption resulted in a decrease in operating revenues, net of $5.6 million and $3.0 million during the three and six months ended June 30, 2018, respectively. Incentive revenues yet to be earned for fixed price incentive contracts are expected to be $59.8 million and recognized between 2018 and 2023. The Company typically receives payment within 30 days of invoiced REC revenue.

For certain incentive contract arrangements, the quantity delivered to the customer is linked to a specific facility. Similar to PPA revenues under Topic 606, the pattern of revenue recognition for these incentive arrangements is recognized over time coinciding with the underlying revenue generation which is consistent with the Company’s policy prior to the adoption of Topic 606. For the three and six months ended June 30, 2018, the Company’s incentive revenue from facility-linked contracts with customers was $8.8 million and $14.3 million respectively. Revenue accruals for facility linked incentive contracts within accounts receivable, net were $5.8 million as of June 30, 2018. The Company applied the practical expedient in Topic 606 to its variable consideration incentive contract arrangements where revenues are linked to the underlying generation of the renewable energy facilities, and accordingly does not disclose the value of unsatisfied performance obligations for contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Prior to the adoption of Topic 606, the Company deferred sales of ITCs through its lease pass-through fund arrangements as a deferred revenue liability in the unaudited condensed consolidated balance sheet. As discussed in Note 2. Summary of Significant Accounting Policies, the Company now recognizes revenue related to the sales of ITCs at the point in time when the related solar energy systems are placed in service. The Company concluded that the likelihood of a recapture event related to these assessments is remote. Under Topic 605, the Company would have recognized an increase of $1.6 million and $5.1 million in non-cash deferred revenue within operating revenues, net for the three and six months ended June 30, 2018, respectively. The remaining deferred revenue balance in the unaudited condensed consolidated balance sheet as of June 30, 2018 consisted of upfront government incentives of $9.0 million and contract liabilities of $5.6 million related to performance obligations that have not yet been satisfied. These contract liabilities represent advanced customer receipts primarily related to future REC deliveries that are recognized into revenue under Topic 606. The amount of revenue recognized during the three and six months ended June 30, 2018 related to contract liabilities was $0.4 million and $0.7 million, respectively.

4. ACQUISITIONS AND DISPOSITIONS

Acquisition of Saeta

On February 7, 2018, the Company announced that it intended to launch a voluntary tender offer (the “Tender Offer”) to acquire 100% of the outstanding shares of Saeta, a Spanish renewable power company with 1,028 MW of wind and solar facilities (approximately 250 MW of wind and 778 MW of solar) located primarily in Spain. The Tender Offer was for €12.20 in cash per share of Saeta. On June 8, 2018, the Company announced that Spain’s National Securities Market Commission confirmed an over 95% acceptance of shares of Saeta in the Tender Offer (the “Tendered Shares”). On June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion and $1.91 billion of project-level debt assumed. With 95.28% of the shares of Saeta being acquired, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of the shares of Saeta, which closed on July 2, 2018.

The Company funded the $1.12 billion purchase price of the Tendered Shares with $650.0 million of proceeds from the private placement of its Class A common stock to Orion Holdings and BEP as discussed in Note 1. Basis of Presentation and Note 12. Stockholders’ Equity, along with approximately $471 million from its existing liquidity, including (i) the proceeds of a $30.0 million draw on its Sponsor Line (as defined in Note 8. Long-term Debt), (ii) a $359.0 million draw on the Company’s Revolver (as defined in Note 8. Long-term Debt), and (iii) approximately $82 million of cash on hand.

As discussed in Note 2. Summary of Significant Accounting Policies, the Company accounted for the acquisition of Saeta under the acquisition method of accounting for business combinations. The final accounting for the Saeta acquisition has not been completed because the evaluation necessary to assess the fair values of acquired assets and assumed liabilities is still in process. The provisional amounts for this acquisition are subject to revision until these evaluations are completed. The preliminary allocation of the acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to this business combination as of June 30, 2018, were as follows:

(In thousands)	Saeta
Renewable energy facilities in service	$1,988,993
Accounts receivable	90,555
Intangible assets	992,883
Goodwill	115,381
Other assets	44,190
Total assets acquired	3,232,002
Accounts payable, accrued expenses and other current liabilities	92,965
Long-term debt, including current portion	1,906,831
Deferred income taxes	174,080
Asset retirement obligations	11,454
Derivative liabilities[1]	137,002
Other long-term liabilities	23,069
Total liabilities assumed	2,345,401
Redeemable non-controlling interests[2]	55,117
Purchase price, net of cash and restricted cash acquired[3]	$831,484
———

(1)	Derivative liabilities are included within other long-term liabilities in the unaudited condensed consolidated balance sheets.

(2)
The fair value of the non-controlling interest was determined using a market approach using a quoted price for the instrument. As discussed above, the Company acquired the remaining shares of Saeta pursuant to a statutory squeeze out procedure under Spanish law, which closed on July 2, 2018. The quoted price for the purchase of the non-controlling interest is the best indicator of fair value and was supported by a discounted cash flow technique.

(3)	The Company acquired cash and cash equivalents of $187.2 million and restricted cash of $95.1 million as of the acquisition date.

The acquired non-financial assets primarily represent estimates of the fair value of acquired renewable energy facilities and intangible assets from concession and license agreements using the cost and income approach. Key inputs used to estimate fair value included forecasted power pricing, operational data, asset useful lives, and a discount rate factor reflecting current market conditions at the time of the acquisition. These significant inputs are not observable in the market and thus represent Level 3 measurements (as defined in Note 11. Fair Value of Financial Instruments). Refer below for additional disclosures related to the acquired finite-lived intangible assets.

The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The assignment of goodwill to the reporting units has not been completed. The goodwill balance is not deductible for income tax purposes.

The results of operations of Saeta are included in the Company’s consolidated results since the date of acquisition. For the three and six months ended June 30, 2018, the operating revenues and net income of Saeta reflected in the unaudited condensed consolidated statements of operations were $24.7 million and $11.0 million, respectively.

Intangibles at Acquisition Date

The following table summarizes the estimated fair value and weighted average amortization period of acquired intangible assets as of the acquisition date for Saeta. The Company attributed intangible asset value to concessions and license agreements in-place from solar and wind facilities. These intangible assets are amortized on a straight-line basis over the estimated remaining useful life of the facility from the Company’s acquisition date.

	Saeta
	Fair Value (In thousands)	Weighted Average Amortization Period (In years)[1]
Intangible assets - concessions and licenses	$992,883	17 years
———

(1)
For purposes of this disclosure, the weighted average amortization period is determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset and liability class.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the Saeta acquisition, as if the transaction had occurred on January 1, 2017. The pro forma net loss includes interest expense related to incremental borrowings used to finance the transaction and adjustments to depreciation and amortization expense for the valuation of renewable energy facilities and intangible assets. The pro forma net loss for the six months ended June 30, 2018 excludes the impact of acquisition related costs disclosed below. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

	Six Months Ended June 30,
(In thousands)	2018	2017
Total operating revenues, net	$496,268	$491,812
Net loss	(90,088)	(57,713)

Acquisition Costs

Acquisition costs incurred by the Company for the three and six months ended June 30, 2018, were $8.9 million and $12.6 million, respectively. Costs related to affiliates included in these balances were $6.0 million and $6.6 million, respectively. There were no acquisition costs incurred by the Company for the three and six months ended June 30, 2017. These costs are reflected as acquisition-related costs and acquisition and related costs - affiliate (see Note 15. Related Parties) in the unaudited condensed consolidated statements of operations and are excluded from the unaudited pro forma net loss amount disclosed above.

U.K. Portfolio Sale

On May 11, 2017, the Company announced that TerraForm Power Operating, LLC (“Terra Operating LLC”) completed its sale of substantially all of its portfolio of solar power plants located in the United Kingdom (24 operating projects representing an aggregate 365.0 MW, the “U.K. Portfolio”) to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. Terra Operating LLC received approximately $214.1 million of proceeds from the sale, which was net of transaction expenses of $3.9 million and distributions taken from the U.K. Portfolio after announcement and before closing of the sale. The Company also disposed of $14.8 million of cash and cash equivalents and $21.8 million of restricted cash as a result of the sale. The proceeds were used for the reduction of the Company's indebtedness (a $30.0 million prepayment for a non-recourse portfolio term loan and the remainder was applied towards revolving loans outstanding under its senior secured corporate-level revolving credit facility). The sale also resulted in a reduction in the Company's non-recourse project debt by approximately £301 million British Pounds (“GBP”) at the U.K. Portfolio level. The Company recognized a gain on the sale of $37.1 million, which is reflected within gain on sale of renewable energy facilities in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017. The Company has retained one 11.1 MW solar asset in the United Kingdom.

Residential Portfolio Sale

In the first half of 2017, the Company closed on the sale of 100% of the membership interests of Enfinity Colorado DHA 1, LLC, a Colorado limited liability company that owns and operates 2.5 MW of solar installations situated on the roof of public housing units located in Colorado and owned by the Denver Housing Authority, and 100% of the membership interests of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company that owns and operates 8.9 MW of rooftop solar installations, to Greenbacker Residential Solar II, LLC. The Company received proceeds of $1.1 million and $6.0 million in the second and third quarter of 2017, respectively, as a result of the sale of these companies and also disposed of $0.6 million of cash and cash equivalents and $0.8 million of restricted cash in the first half of 2017. The Company recorded an impairment charge in the fourth quarter of 2016 when it was determined that these assets met the criteria for held for sale classification, and there was no additional loss recognized during 2017 as a result of these sales.

5. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	June 30, 2018	December 31, 2017
Renewable energy facilities in service, at cost[1]	$7,316,084	$5,378,462
Less: accumulated depreciation - renewable energy facilities	(683,260)	(578,474)
Renewable energy facilities in service, net	6,632,824	4,799,988
Construction in progress - renewable energy facilities	2,102	1,937
Total renewable energy facilities, net	$6,634,926	$4,801,925
———
(1) The increase in renewable energy facilities is primarily due to the acquisition of Saeta. See Note 4. Acquisitions and Dispositions.

Depreciation expense related to renewable energy facilities was $57.8 million and $115.0 million for the three and six months ended June 30, 2018, respectively, as compared to $54.4 million and $106.6 million for the same periods in the prior year.

For the periods presented above, construction in progress primarily represents initial costs incurred for the construction of a new battery energy storage system for one of the Company’s wind power plants, for which construction began in the fourth quarter of 2017.

Impairment Charges

The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company currently has a REC sales agreement with a customer expiring December 31, 2021 that is significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract would likely result in a significant decrease in expected revenues for this operating project. The Company’s analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and the carrying amount of $19.5 million as of March 31, 2018 was no longer considered recoverable based on an undiscounted cash flow forecast. The Company estimated the fair value of the operating project at $4.3 million as of March 31, 2018 and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value, which is reflected within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2018. The Company used an income approach methodology of valuation to determine fair value by applying a discounted cash flow method to the forecasted cash flows of the operating project, which was categorized as a Level 3 fair value measurement due to the significance of unobservable inputs. Key estimates used in the income approach included forecasted power and incentive prices, customer renewal rates, operating and maintenance costs and the discount rate. No impairment charges were recorded for three months ended June 30, 2018.

During the third quarter of 2017, the Company sold its remaining 0.3 MW of residential assets. These assets did not meet the criteria for held for sale classification in the second quarter of 2017, but the Company determined that certain impairment indicators were present and as a result recognized an impairment charge of $1.4 million, which is reflected within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017.

6. INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of June 30, 2018:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Concession and licensing contracts[1]	17 years	$990,497	$(2,953)	$987,544
Favorable rate revenue contracts	14 years	713,066	(120,975)	592,091
In-place value of market rate revenue contracts	18 years	527,779	(86,631)	441,148
Favorable rate land leases	17 years	15,800	(2,729)	13,071
Total intangible assets, net		$2,247,142	$(213,288)	$2,033,854

Unfavorable rate revenue contracts	7 years	$33,686	$(17,181)	$16,505
Unfavorable rate operations and maintenance contracts	1 year	5,000	(3,177)	1,823
Unfavorable rate land lease	15 years	1,000	(190)	810
Total intangible liabilities, net[2]		$39,686	$(20,548)	$19,138

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2017:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	15 years	$718,639	$(102,543)	$616,096
In-place value of market rate revenue contracts	19 years	521,323	(73,104)	448,219
Favorable rate land leases	17 years	15,800	(2,329)	13,471
Total intangible assets, net		$1,255,762	$(177,976)	$1,077,786

Unfavorable rate revenue contracts	7 years	$35,086	$(16,030)	$19,056
Unfavorable rate operations and maintenance contracts	2 years	5,000	(2,552)	2,448
Unfavorable rate land lease	15 years	1,000	(162)	838
Total intangible liabilities, net[2]		$41,086	$(18,744)	$22,342
———

(1)	See Note. 4 Acquisitions and Dispositions for a discussion of the intangible assets related to Saeta.

(2)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and six months ended June 30, 2018, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.8 million and $19.6 million, respectively, as compared to a $9.7 million and $19.5 million reduction of operating revenues, net for the same periods in 2017.

Amortization expense related to concessions and licensing contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and six months ended June 30, 2018, amortization expense related to concessions and licensing contracts was $2.9 million. No amortization expense was recorded for the same periods in 2017.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and six months ended June 30, 2018, amortization expense related to the in-place value of market rate revenue contracts was $10.5 million and $16.9 million, respectively, as compared to $6.6 million and $13.0 million for the same periods in the prior year.

Amortization expense related to favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease and unfavorable rate operations and maintenance (“O&M”) contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three and six months ended June 30, 2018 and 2017, net amortization related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts resulted in a reduction of cost of operations of $0.2 million and $0.3 million, respectively.

See Note 4. Acquisitions And Dispositions for discussion of goodwill related to the Saeta acquisition.

7. VARIABLE INTEREST ENTITIES

The Company consolidates variable interest entities (“VIEs”) in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse project-level debt. As a result of the Company's sale of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company that owned and operated 8.9 MW of residential rooftop solar installations, during the second quarter of 2017, the related assets and liabilities of this VIE were deconsolidated. No other VIEs were deconsolidated during the six months ended June 30, 2018 and 2017.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Current assets	$131,080	$142,403
Non-current assets	4,062,705	4,155,558
Total assets	$4,193,785	$4,297,961
Current liabilities	$99,330	$119,021
Non-current liabilities	1,072,324	975,839
Total liabilities	$1,171,654	$1,094,860

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

8. LONG-TERM DEBT

Long-term debt, including affiliate amounts, consists of the following:

(In thousands, except rates)	June 30, 2018	December 31, 2017	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt - affiliate:
Sponsor Line[2]	$86,000	$—	Variable	5.05	Revolving loan
Corporate-level long-term debt[3]:
Senior Notes due 2023	$500,000	$500,000	Fixed	4.25	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63	Senior notes
Senior Notes due 2028	700,000	700,000	Fixed	5.00	Senior notes
Revolver[4]	451,362	60,000	Variable	4.93	Revolving loan
Term Loan[5]	348,250	350,000	Variable	3.98	Term debt
Non-recourse long-term debt[6]:
Permanent financing	3,499,216	1,616,729	Blended[7]	4.92[8]	Term debt / Senior notes
Financing lease obligations	111,548	115,787	Imputed	5.60[8]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	5,996,376	3,642,516		4.93[8]
Unamortized discount, net	(17,462)	(19,027)
Deferred financing costs, net	(17,798)	(24,689)
Less: current portion of long-term debt and financing lease obligations	(458,177)	(403,488)
Long-term debt and financing lease obligations, less current portion	$5,502,939	$3,195,312
———

(1)	As of June 30, 2018.

(2)
On October 16, 2017, TerraForm Power, Inc. entered into a credit agreement with Brookfield and one of its affiliates as lenders that established a $500.0 million secured revolving credit facility (the “Sponsor Line”) and provides for the lenders to commit to make LIBOR loans to the Company during a period not to exceed three years from the effective date of the agreement (subject to acceleration for certain specified events). The Company may only use the Sponsor Line to fund all or a portion of certain funded acquisitions or growth capital expenditures.

(3)
Corporate-level debt represents debt issued by Terra Operating LLC and guaranteed by Terra LLC and certain subsidiaries of Terra Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements (with the exception of certain unencumbered non-recourse subsidiaries).

(4)
On February 6, 2018, Terra Operating LLC elected to increase the total borrowing capacity of its $450.0 million senior secured revolving credit facility (the “Revolver”), available for revolving loans and letters of credit, to $600.0 million. The balance includes $9.4 million drawn on an approximately $147.0 million revolving credit facility obtained by Saeta, as well as other credit facilities of Saeta.

(5)	On May 11, 2018, the Company signed a repricing amendment whereby the interest rate on the Term Loan was reduced by 0.75% per annum.

(6)
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

(7)
Includes fixed rate debt and variable rate debt. As of June 30, 2018, 74% of this balance had a fixed interest rate and the remaining 26% of this balance had a variable interest rate. The Company entered into interest rate swap agreements to fix the interest rates of a majority of the variable rate permanent financing non-recourse debt (see Note 10. Derivatives).

(8)	Represents the weighted average interest rate as of June 30, 2018.

Non-recourse Debt Defaults

As of June 30, 2018 and December 31, 2017, the Company reclassified $199.7 million and $239.7 million, respectively, of the Company’s non-recourse long-term indebtedness, net of unamortized debt discounts and deferred financing costs, to current in the unaudited condensed consolidated balance sheets due to defaults still remaining as of the respective financial statement issuance date, which primarily consisted of indebtedness of the Company’s renewable energy facility in Chile. The Company continued to amortize deferred financing costs and debt discounts over the maturities of the respective financing agreements as before the violations, as the Company believed there was a reasonable likelihood that it would be able to successfully negotiate a waiver with the lenders and/or cure the defaults. The Company based this conclusion on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure a waiver, (iii) the Company’s timely servicing of these debt instruments and (iv) the fact that no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lenders election to enforce project security interests.

Refer to Note 2. Summary of Significant Accounting Policies for discussion of corresponding restricted cash reclassifications to current as a result of these defaults. There were no corresponding interest rate swap reclassifications needed as a result of these remaining defaults.

Non-recourse Project Financing

On June 6, 2018, one of the Company's subsidiaries entered into a new non-recourse debt financing agreement, whereby it issued $83.0 million of 4.59% senior notes, secured by approximately 73 MW of utility-scale solar power plants located in Utah, Florida, Nevada and California that are owned by the Company's subsidiary. The proceeds of this financing were used to fund a portion of the acquisition of Saeta. The non-recourse senior notes mature on August 31, 2040 and amortize on a 22-year sculpted amortization schedule.

Saeta Indebtedness

In relation to the acquisition of Saeta, as discussed in Note 4. Acquisitions and Dispositions, the Company assumed total indebtedness of $1.91 billion, predominantly comprised of non-recourse project financing from commercial banks secured by Saeta’s solar and wind power plants. The interest rates applicable to this assumed indebtedness ranged from between 1.10% and 6.72% as of June 30, 2018. As of August 1, 2018, all required change of control consents in respect of this indebtedness were received by the Company.

Maturities

The aggregate contractual principal payments of long-term debt due after June 30, 2018, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Maturities of long-term debt	$120,727	$251,675	$254,507	$696,995	$746,954	$3,925,518	$5,996,376
———

(1)
Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $199.7 million of long-term debt to current as a result of debt defaults under certain of the Company’s non-recourse financing arrangements.

9. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2018	2017	2018	2017
Loss before income tax expense (benefit)	$(23,178)	$(2,111)	$(100,521)	$(59,302)
Income tax expense (benefit)	4,434	(588)	3,404	(1,157)
Effective tax rate	(19.1)%	27.9%	(3.4)%	2.0%

As of June 30, 2017, TerraForm Power owned 65.8% of Terra LLC and consolidated the results of Terra LLC through its controlling interest. The Company recorded SunEdison’s 34.2% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, for the six months ended June 30, 2017, the Company recorded income tax on its 65.8% of Terra LLC’s taxable income and SunEdison recorded income tax on its 34.2% share of Terra LLC’s taxable income. On October 16, 2017, pursuant to the settlement agreement the Company entered into with SunEdison on March 6, 2017 (the “Settlement Agreement”), SunEdison transferred its interest in Terra LLC to TerraForm Power. As a result, TerraForm Power now owns 100% of the capital and profits interest in Terra LLC, except for the incentive distribution rights (“IDRs”) which are owned by BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect wholly-owned subsidiary of Brookfield, and the Company recorded income tax on its 100% share of Terra LLC’s taxable income for the six months ended June 30, 2018.

For the three and six months ended June 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35% in 2018 and 2017, respectively, primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of foreign and state taxes. As of June 30, 2018, most jurisdictions were in a gross deferred tax asset position, prior to recording any valuation allowance, except for Spain, Portugal and Uruguay (see Note 4. Acquisitions and Dispositions for deferred tax liabilities assumed in connection with the purchase of Saeta). A valuation allowance is recorded against the deferred tax assets in the U.S. (except for one portfolio), Chile and certain other jurisdictions, primarily because of the history of losses in those jurisdictions. The recognition of an income tax expense of $4.4 million and $3.4 million for the three and six months ended June 30, 2018, respectively, was mostly driven by the income generated from the profits of Saeta in Spain and Uruguay and one of the Company’s portfolios in the U.S. As of June 30, 2018, the Company had not identified any uncertain tax positions for which a liability was required.

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

As of June 30, 2018 and December 31, 2017, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
(In thousands)	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Amounts of Assets/Liabilities Recognized	Counterparty Netting	Net Amounts in Consolidated Balance Sheet
As of June 30, 2018
Prepaid expenses and other current assets	$908	$1,200	$—	$46,822	$15,236	$64,166	$(45,924)	$18,242
Other assets	11,172	39,205	456	22,690	46,808	120,331	(456)	119,875
Total assets	$12,080	$40,405	$456	$69,512	$62,044	$184,497	$(46,380)	$138,117
Accounts payable, accrued expenses and other current liabilities	$600	$—	$35,345	$56,870	$—	$92,815	$(45,924)	$46,891
Other long-term liabilities	2,152	—	90,660	—	—	92,812	(456)	92,356
Total liabilities	$2,752	$—	$126,005	$56,870	$—	$185,627	$(46,380)	$139,247

As of December 31, 2017
Prepaid expenses and other current assets	$—	$8,961	$—	$63	$12,609	$21,633	$(63)	$21,570
Other assets	4,686	71,307	—	—	14,787	90,780	—	90,780
Total assets	$4,686	$80,268	$—	$63	$27,396	$112,413	$(63)	$112,350
Accounts payable, accrued expenses and other current liabilities	$2,490	$—	$197	$99	$—	$2,786	$(63)	$2,723
Other long-term liabilities	4,796	—	404	—	—	5,200	—	5,200
Total liabilities	$7,286	$—	$601	$99	$—	$7,986	$(63)	$7,923

As of June 30, 2018 and December 31, 2017, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps (USD)	371,560	395,986
Interest rate swaps (CAD)	151,778	156,367
Commodity contracts (MWhs)	6,334	15,579
Derivatives not designated as hedging instruments:
Interest rate swaps (USD)	13,132	13,520
Foreign currency contracts (CAD)	—	9,875
Interest rate swaps (EUR)	1,065,137	—
Foreign currency contracts (EUR)	3,395,200	—
Commodity contracts (MWhs)	9,247	987

The Company elected to present net derivative assets and liabilities on the balance sheet as a right to set-off exists. For interest rate swaps, the Company either nets derivative assets and liabilities on a trade-by-trade basis or nets them in accordance with a master netting arrangement if such an arrangement exists with the counterparties. Foreign currency contracts are netted by currency in accordance with a master netting arrangement. The Company has a master netting arrangement for its commodity contracts for which no amounts were netted as of June 30, 2018 or December 31, 2017.

Gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2018	2017	2018	2017
Interest rate swaps	Interest expense, net	$(7,763)	$1,818	$(7,989)	$3,192
Foreign currency contracts	(Gain) loss on foreign currency exchange, net	(13,792)	347	(12,566)	560
Commodity contracts	Operating revenues, net	(17,084)	(1,579)	(17,494)	(5,692)

During the second quarter of 2018, the Company discontinued hedge accounting for certain long-dated commodity contracts as they were no longer considered highly effective in offsetting the cash flows associated with the underlying risk being hedged. Long-term electricity prices in the related market declined significantly during the second quarter of 2018, causing the derivative contracts to have intrinsic value and thus negatively impacting the effectiveness of the intrinsic value being hedged. Hedge accounting was prospectively discontinued effective April 1, 2018, with changes in fair value recorded in earnings. The gains in AOCI as of March 31, 2018, which amounted to $44.3 million, are currently being amortized through earnings over the term of these contracts, the last of which expires in 2023. The balance of the accumulated gains deferred in AOCI as of June 30, 2018, was $42.1 million. During the three and six months ended June 30, 2018, the total gains related to these commodity contracts were $17.1 million and $23.6 million, respectively, recorded in the unaudited condensed consolidated statement of operations within operating revenue, net, as compared to $5.8 million and $11.2 million for the same periods in the prior year.

Gains and losses recognized related to interest rate swaps and commodity contracts designated as hedging instruments for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach[2]		Location of Amount Reclassified from AOCI into Income	(Gain) Loss Included in the Assessment of Effectiveness Reclassified from AOCI into Income[3]		(Gain) Loss Excluded from the Assessment of Effectiveness that is Amortized through Earnings[2]
(In thousands)	2018	2017				2018	2017	2018	2017
Interest rate swaps	$2,645	$(1,633)	$—	$—	Interest expense, net	$292	$(217)	$—	$(322)
Commodity contracts	11,623	(1,799)	—	—	Operating revenues, net	(731)	(18)	(347)	2,894
Total	$14,268	$(3,432)	$—	$—		$(439)	$(235)	$(347)	$2,572
————

(1)
Net of tax benefit of zero and $0.5 million attributed to interest rate swaps during the three months ended June 30, 2018 and 2017, respectively. Net of tax benefit of zero and $3.7 million attributed to commodity contracts during the three months ended June 30, 2018 and 2017, respectively.

(2)
As a result of the adoption of ASU No. 2017-12 effective January 1, 2018 (see Note 2. Summary of Significant Accounting Policies), certain gains and losses were excluded from the assessment of effectiveness that are being amortized through earnings for the three months ended June 30, 2018. No such amounts existed for the three months ended June 30, 2017 prior to the adoption of ASU No. 2017-12.

(3)
Net of tax benefit of zero and $1.7 million attributed to interest rate swaps during the three months ended June 30, 2018 and 2017, respectively. Net of tax expense of zero and $2.1 million attributed to commodity contracts during the three months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach[2]		Location of Amount Reclassified from AOCI into Income	(Gain) Loss Included in the Assessment of Effectiveness Reclassified from AOCI into Income[3]		(Gain) Loss Excluded from the Assessment of Effectiveness that is Amortized through Earnings[2]
(In thousands)	2018	2017	2018	2017		2018	2017	2018	2017
Interest rate swaps	$10,520	$(3,252)	—	$—	Interest expense, net	$973	$2,644	$—	$491
Commodity contracts	(7,479)	13,874	735	—	Operating revenues, net	(2,042)	(3,265)	(679)	3,083
Total	$3,041	$10,622	$735	$—		$(1,069)	$(621)	$(679)	$3,574
————

(1)
Net of tax benefit of zero and $0.5 million attributed to interest rate swaps during the six months ended June 30, 2018 and 2017, respectively. Net of tax expense of zero and $2.1 million attributed to commodity contracts during the six months ended June 30, 2018 and 2017, respectively.

(2)
As a result of the adoption of ASU No. 2017-12 effective January 1, 2018 (see Note 2. Summary of Significant Accounting Policies), certain gains and losses were excluded from the assessment of effectiveness that are being amortized through earnings for the six months ended June 30, 2018. No such amounts existed for the six months ended June 30, 2017 prior to the adoption of ASU No. 2017-12.

(3)
Net of tax benefit of zero and $1.7 million attributed to interest rate swaps during the six months ended June 30, 2018 and 2017, respectively. Net of tax expense of zero and $2.1 million attributed to commodity contracts during the six months ended June 30, 2018 and 2017, respectively.

As discussed in Note 2. Summary of Significant Accounting Policies, the Company adopted ASU No. 2017-12 as of January 1, 2018 and recognized a cumulative-effect adjustment of $4.2 million, net of tax of $1.6 million, representing a decrease in beginning accumulated deficit and AOCI, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had posted letters of credit in the amount of $15.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of June 30, 2018 and December 31, 2017 related to the Company’s derivative transactions.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps were designated as hedging instruments and qualify for hedge accounting. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in AOCI and reclassified into earnings during the three and six months ended June 30, 2018 and 2017 related to these interest rate swaps are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $0.4 million. The maximum term of outstanding interest rate swaps designated as hedging instruments is 16 years.

Commodity Contracts

The Company has long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in AOCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Prior to adoption of ASU 2017-12, any ineffective portions of the derivatives’ change in fair value were recognized in earnings. The amounts deferred in AOCI and reclassified into earnings during the three and six months ended June 30, 2018 and 2017 related to these commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $1.6 million. The maximum term of outstanding commodity contracts designated as hedges is 10 years.

Derivatives Not Designated as Hedging Instruments

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

Foreign Currency Contracts

The Company has foreign currency contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in gain on foreign currency exchange, net in the unaudited condensed consolidated statements of operations.

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

(In thousands)	As of June 30, 2018				As of December 31, 2017
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$12,080	$—	$12,080	$—	$4,686	$—	$4,686
Commodity contracts	—	20,590	81,859	102,449	—	27,396	80,268	107,664
Foreign currency contracts	—	23,588	—	23,588	—	—	—	—
Total derivative assets	$—	$56,258	$81,859	$138,117	$—	$32,082	$80,268	$112,350
Liabilities
Interest rate swaps	$—	$128,301	$—	$128,301	$—	$7,887	$—	$7,887
Commodity contracts	—	—	—	—	—	—	—	—
Foreign currency contracts	—	10,946	—	10,946	—	36	—	36
Total derivative liabilities	$—	$139,247	$—	$139,247	$—	$7,923	$—	$7,923

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the six months ended June 30, 2018.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$60,148	$87,318	$80,268	$66,138
Realized and unrealized gains (losses):
Included in other comprehensive income (loss)	9,503	(7,634)	(10,507)	10,628
Included in operating revenues, net	14,016	(741)	15,549	5,424
Settlements	(1,808)	(2,153)	(3,451)	(5,400)
Balance as of June 30	$81,859	$76,790	$81,859	$76,790

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 in the fair value hierarchy as of June 30, 2018 are as follows:

(In thousands, except range)	Fair Value as of June 30, 2018
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$81,859	$—	Discounted cash flow	Forward price (per MWh)	$11.4	-	$125.5
			Option model	Volatilities	3.0%	-	7.4%

The sensitivity of the Company’s fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of June 30, 2018 and December 31, 2017 is as follows:

	As of June 30, 2018		As of December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$5,961,116	$6,056,039	$3,598,800	$3,702,470

The fair value of the Company's long-term debt, except the corporate-level senior notes, was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the corporate-level senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective fiscal year. The fair value of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 96.50%, 106.25% and 95.00% of face value as of June 30, 2018, respectively, and 99.50%, 109.50% and 99.38% of face value as of December 31, 2017, respectively.

12. STOCKHOLDERS’ EQUITY

The following table reflects the changes in TerraForm Power’s Class A common shares outstanding during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Balance as of January 1	148,086,027	92,223,089
Issuance of Class A common stock to affiliates	60,975,609	—
Shares issued under equity incentive plan	—	45,385
Balance as of June 30	209,061,636	92,268,474

Issuance of Class A Common Stock to Affiliates

On June 11, 2018, TerraForm Power entered into a Class A Common Stock Purchase Agreement (“Share Purchase Agreement”) with Orion Holdings and BEP (collectively, the “Purchasers”), both affiliates of Brookfield. Pursuant to the Share Purchase Agreement, the Purchasers purchased in a private placement a total of 60,975,609 shares of TerraForm Power’s Class A common stock for a price per share of $10.66, representing total consideration of approximately $650.0 million. No underwriting discounts or commissions were paid with respect to this private placement. These newly issued shares of TerraForm Power, Inc. were not registered with the SEC in reliance on Section 4(a)(2) of the Securities Act and the acknowledgment of each of the Purchasers that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D of the Securities Act or a “qualified institutional buyer” under Rule 144A of the Securities Act. As a result of this private placement, affiliates of Brookfield now hold approximately 65% of TerraForm Power Inc.’s Class A common stock.

The proceeds of the offering were used by the Company to pay a portion of the purchase price of the Tendered Shares of Saeta. The purchase of TerraForm Power, Inc. Class A shares by the Purchasers was made in accordance with the support agreement that the Company entered into with Brookfield, dated February 6, 2018, and amended on May 28, 2018, pursuant to which Brookfield agreed to backstop a share offering of TerraForm Power, Inc.’s Class A common stock in an amount up to $650.0 million and at a price of $10.66 per share.

Stock-based Compensation

The Company has an equity incentive plan that provides for the award of incentive and nonqualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to personnel and directors who provide services to the Company. The maximum contractual term of an award is ten years from the date of grant. As of June 30, 2018, an aggregate of 3,808,697 shares of Class A common stock were available for issuance under this plan. Upon exercise of stock options or the vesting of RSUs, the Company will issue shares that have been previously authorized to be issued.

During the six months ended June 30, 2018, the Company awarded 117,424 time-based RSUs to certain employees of the Company. The grant-date fair value of these awards was $1.3 million, which was calculated based on the Company's closing stock price on the date of grant, and will be recognized as compensation cost on a straight-line basis over the three year service period. The amount of stock-based compensation expense related to the equity awards in the Company's stock was $0.1 million during the three and six months ended June 30, 2018, as compared to $1.8 million and $3.3 million for the same periods in the prior year, respectively, and is reflected in the unaudited condensed consolidated statement of operations within general and administrative expenses.

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of June 30, 2018 and changes during the six months ended June 30, 2018:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Balance as of January 1, 2018	—
Granted	117,424
Balance as of June 30, 2018	117,424	$0.2	2.8 years

Dividends

The following table presents cash dividends declared and paid on Class A common stock during the six months ended June 30, 2018. TerraForm Power did not declare or pay a dividend during the six months ended June 30, 2017.

	Dividends per Share	Declaration Date	Record Date	Payment Date
First Quarter	$0.19	February 6, 2018	February 28, 2018	March 30, 2018
Second Quarter	0.19	April 30, 2018	June 1, 2018	June 15, 2018

13. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to Class A common stockholders by the number of weighted average ordinary shares outstanding during the period, which is the average of shares outstanding and assumed to be outstanding, and includes contingently issuable shares as of the date when the contingent condition has been met. Diluted (loss) earnings per share is computed by adjusting basic earnings (loss) per share for the impact of weighted average dilutive common equivalent shares outstanding during the period, unless the impact is anti-dilutive. Common equivalent shares include the incremental shares issuable for unvested restricted Class A common stock and contingently issuable shares in the period the contingency has been met, for the portion of the period prior to the resolution of such contingent condition.

Basic and diluted (loss) earnings per share of the Company's Class A common stock for the three and six months ended June 30, 2018 and 2017 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Basic and diluted earnings (loss) per share:
Net (loss) income attributable to Class A common stockholders	$(21,337)	$9,606	$61,459	$(21,191)
Less: accretion of redeemable non-controlling interest	—	(2,187)	—	(4,413)
Net (loss) income attributable to Class A common stockholders after accretion of redeemable non-controlling interests	$(21,337)	$7,419	$61,459	$(25,604)

Weighted average basic Class A shares outstanding[1]	161,568	92,257	154,890	92,165
Weighted average diluted Class A shares outstanding[2,3]	161,568	92,745	154,905	92,165

Basic and diluted (loss) earnings per share	$(0.13)	$0.08	$0.40	$(0.28)
———

(1)	Includes zero and 66 thousand contingently issuable shares for the three and six months ended June 30, 2018, respectively.

(2)	Includes zero and 29 thousand additional contingently issuable shares for the three and six months ended June 30, 2018, respectively.

(3)
The computation of diluted loss per share of the Company's Class A common stock for the three months ended June 30, 2018, excludes 117 thousand of potentially dilutive unvested RSUs because the effect would have been anti-dilutive. The computation of diluted earnings per share of the Company's Class A common stock for the six months ended June 30, 2018, includes 15 thousand of RSUs considered to be dilutive and calculated using the treasury stock method. The computation of diluted earnings per share of the Company's Class A common stock for the three months ended June 30, 2017 includes 487,950 of RSUs considered to be dilutive and calculated using the treasury stock method. The computation of diluted loss per share of the Company's Class A common stock for the six months ended June 30, 2017 excludes 1,524,317 of potentially dilutive unvested RSUs because the effect would have been anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company’s customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of June 30, 2018, the Company had outstanding letters of credit under the Revolver of $78.8 million and outstanding project-level letters of credit of $156.9 million.

In connection with the Company’s launch of the Tender Offer for the outstanding shares of Saeta discussed in Note 4. Acquisitions and Dispositions, the Company was required to post a bank guarantee (the “Bank Guarantee”) with the Spanish National Securities Market Commission (Comisión Nacional del Mercado de Valores, the “CNMV”) for the maximum amount payable in the tender offer of approximately $1.2 billion. On March 6, 2018, TERP Spanish HoldCo S.L. (“TERP Spanish HoldCo”), a subsidiary of the Company, entered into two letter of credit facilities (the “LC Agreements”) pursuant to which two banks posted the Bank Guarantee with the CNMV. On March 6, 2018, TerraForm Power entered into two letter agreements (the “Letter Agreements” and together with the LC Agreements, the “Letter of Credit Facilities”) with those banks. The LC Agreements governed TERP Spanish HoldCo’s obligations to reimburse those banks upon any drawing under the Bank Guarantee, and the Letter Agreements governed TerraForm Power’s obligation to utilize drawings on its Revolver and Sponsor Line or proceeds from an equity offering of its Class A common stock to contribute funds to TERP Spanish HoldCo to enable TERP Spanish HoldCo to satisfy its reimbursement obligations under the LC Agreements. As a result of the Company’s payment of (i) $1.12 billion for greater than 95% of the Tendered Shares on June 12, 2018 and (ii) $54.6 million for the remaining 4.72% of the Tendered Shares on July 2, 2018, the payment obligations under the Bank Guarantee and the LC Agreements were canceled and no amounts remain outstanding thereunder. The Company funded the $54.6 million payment by additional draw downs on the Sponsor Line from Brookfield.

Guarantee Agreements

The Company and its subsidiaries have provided guarantees to certain of its institutional tax equity investors and financing parties in connection with its tax equity financing transactions. These guarantees do not guarantee the returns targeted by the tax equity investors or financing parties, but rather support any potential indemnity payments payable under the tax equity agreements, including related to management of tax partnerships and recapture of tax credits or renewable energy grants in connection with transfers of the Company’s direct or indirect ownership interests in the tax partnerships to entities that are not qualified to receive those tax benefits. The Company and its subsidiaries have also provided guarantees in connection with acquisitions of third party assets or to support project contractual obligations, including renewable energy credit sales agreements. The Company and its subsidiaries have also provided other capped or limited contingent guarantees and other support obligations with respect to certain project-level indebtedness. See above for discussion regarding the Bank Guarantee that was posted in connection with the Company’s tender offer for the outstanding shares of Saeta.

Legal Proceedings

The Company is not a party to any material legal proceedings other than various administrative and regulatory proceedings arising in the ordinary course of the Company’s business or as described below. While the Company cannot predict with certainty the ultimate resolution of such proceedings or other claims asserted against the Company, certain of the claims, if adversely concluded, could result in substantial damages or other relief.

Securities Class Action

On April 4, 2016, a securities class action under federal securities laws (Chamblee v. TerraForm Power, Inc., et al., Case No. 1:16-cv-00981-JFM) (the “Chamblee Class Action”) was filed in the United States District Court for the District of Maryland against the Company and two of its former officers (one of which was also a director of the Company at the time) asserting claims under Section 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 on behalf of a putative class. The complaint alleged that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies, including with respect to disclosures regarding SunEdison’s internal controls and the Company’s reliance on SunEdison. The U.S. District Court for the Southern District of New York (“SDNY”) entered an order requiring all parties to the multidistrict litigation to mediate and entered a partial stay of all proceedings through March 31, 2017. After mediation, the parties agreed in principle to a settlement of $14.8 million on behalf of a putative settlement class containing all persons and entities that purchased or otherwise acquired the publicly traded securities of the Company between July 18, 2014 and March 15, 2016, expressly conditioned on, among other things, funding of the settlement by the Company’s directors’ and officers’ liability insurance providers in the amount of $13.6 million. The Company reserved $1.1 million for its estimated probable loss related to this complaint as of December 31, 2016, which was the amount the Company would have been prepared to fund the settlement out of its own funds. On September 14, 2017, the SDNY preliminarily approved the settlement. As of December 31, 2017, the Company recorded an insurance receivable of $13.6 million within prepaid expenses and other current assets and a corresponding additional liability of $13.6 million within accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet. In January of 2018, the insurers funded $13.6 million and the Company funded $1.1 million into the settlement escrow account. The settlement was finally approved at a hearing of the court on January 31, 2018 and was paid by the Company in the first quarter of 2018.

Claim relating to First Wind Acquisition

On May 27, 2016, D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) filed an amended complaint for declaratory judgment against TerraForm Power and Terra LLC in the Supreme Court of the State of New York alleging breach of contract with respect to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, TerraForm Power and Terra LLC and the First Wind Sellers. The amended complaint alleges that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by SunEdison’s bankruptcy and by the resignations of two SunEdison employees. The amended complaint further alleges that TerraForm Power, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. The defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. The plaintiffs filed an opposition to the motion to dismiss on August 22, 2016. The defendants filed their reply on September 12, 2016. A hearing on the motion to dismiss took place on January 24, 2017. On

February 6, 2018, the court denied the Company’s motion to dismiss, and discovery is proceeding in the case. The Company cannot predict the impact on this litigation of any information that may become available in discovery.

The Company believes the First Wind Sellers’ allegation is without merit and will contest the claim and allegations vigorously. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

Whistleblower Complaint By Francisco Perez Gundin

On May 18, 2016, the Company’s former Director and Chief Operating Officer, Francisco Perez Gundin (“Mr. Perez”), filed a complaint against the Company, TerraForm Global, Inc. and certain individuals, with the United States Department of Labor. The complaint alleges that the defendants engaged in a retaliatory termination of Mr. Perez’s employment after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by constructively terminating his position as Chief Operating Officer of the Company in connection with SunEdison’s constructive termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company’s Position Statement in response to the complaint was filed in October of 2016.

On February 21, 2017, Mr. Perez filed Gundin v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegation in Mr. Perez’s Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the SDNY where the Chamblee Class Action was tried and other cases not involving the Company relating to the SunEdison bankruptcy are being tried. The plaintiff did not oppose the transfer, which was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Perez’s complaint, and Mr. Perez filed a response on December 21, 2017. On March 8, 2018, Mr. Perez voluntarily dismissed the federal action without prejudice, which would permit the action to be refiled. The proceeding before the Department of Labor has not been dismissed.

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of June 30, 2018. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Whistleblower Complaint By Carlos Domenech Zornoza

On May 10, 2016, the Company’s former Director and Chief Executive Officer, Carlos Domenech Zornoza (“Mr. Domenech”), filed a complaint against the Company, TerraForm Global, Inc. and certain individuals, with the United States Department of Labor. The complaint alleges that the defendants engaged in a retaliatory termination of Mr. Domenech’s employment on November 20, 2015 after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by terminating his position as Chief Executive Officer of the Company in connection with SunEdison’s termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company’s Position Statement in response to the complaint was filed in October of 2016.

On February 21, 2017, Mr. Domenech filed Domenech Zornoza v. TerraForm Global, Inc. et. al against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegations in Mr. Domenech’s Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the SDNY where the Chamblee Class Action was tried and other cases not involving the Company relating to the SunEdison bankruptcy are being tried. The plaintiff opposed the transfer. However, the transfer was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Domenech’s complaint, and

Mr. Domenech filed a response on December 21, 2017. On March 8, 2018, Mr. Domenech voluntarily dismissed the federal action without prejudice, which would permit the action to be refiled. The proceeding before the Department of Labor has not been dismissed.

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of June 30, 2018. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Chile Project Arbitration

              On September 5, 2016, Compañía Minera del Pacífico (“CMP”) submitted demands for arbitration against the subsidiary of the Company which owns its renewable energy project located in Chile and against the latter’s immediate holding company to the Santiago Chamber of Commerce’s Center for Arbitration and Mediation (“CAM”). The demands allege, among other things, that the Chile project was not built, operated and maintained according to the relevant standards using prudent utility practices as required by the electricity supply agreement (the “Contract for Difference”) between the parties, entitling them to terminate the Contract for Difference. CMP further alleges that it is entitled to damages based on alleged breaches of a call option agreement entered into by the parties. Both respondents delivered their initial responses to the CAM on November 7, 2016. The proceedings are currently in the evidentiary phase. The Company believes these claims are without merit and intends to continue to contest them vigorously. However, the Company cannot predict with certainty the ultimate resolution of the arbitral proceedings brought in connection with these claims.

Issuance of Shares upon Final Resolution of Certain Litigation Matters

Pursuant to the definitive merger and sponsorship transaction agreement (the “Merger Agreement”) entered into with Orion Holdings on March 6, 2017, the Company has agreed to issue additional shares of Class A common stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, in connection with the obtainment of a final resolution of certain specified litigation matters (being the Chamblee Class Action and the litigation brought by the First Wind Sellers, Mr. Perez and Mr. Domenech described above) within a prescribed period following the final resolution of such matters. The number of additional shares of Class A common stock to be issued to Orion Holdings is subject to a pre-determined formula as set forth in the Merger Agreement and is described in greater detail in the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on September 6, 2017. The issuance of additional shares to Orion Holdings would dilute the holdings of the Company’s common stockholders and may negatively affect the value of the Company’s common stock.

On August 3, 2018, pursuant to the Merger Agreement, the Company issued 80,084 shares of Class A common stock to Orion Holdings in connection with the net losses incurred for final resolution of the Chamblee Securities Class Action mentioned above. The net losses for the Chamblee Class Action include the $1.13 million contributed by the Company to the settlement but do not include the $13.63 million contributed by the Company’s insurers and certain attorneys’ fees that TerraForm Global, Inc. reimbursed to the Company pursuant to the insurance allocation arrangements entered into with the Company in 2017.

As of the date hereof, the Company is unable to predict the quantum of any net losses arising from any of the litigation brought by the First Wind Sellers, Mr. Perez or Mr. Domenech described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any final resolution of such matters.

15. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Basis of Presentation, prior to the consummation of the Merger, TerraForm Power was a controlled affiliate of SunEdison, Inc. As a result of the consummation of the Merger on October 16, 2017, a change of control of TerraForm Power occurred, and Orion Holdings, which is an affiliate of Brookfield, held 51% of the voting securities of TerraForm Power immediately following the Merger consummation. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield. Further, on June 11, 2018, Orion Holdings and BEP collectively purchased in a private placement a total of 60,975,609 shares of TerraForm Power’s Class A common stock for a price per share of $10.66, representing total consideration of approximately $650.0 million. As a result of this private placement, affiliates of Brookfield now hold approximately 65% of TerraForm Power’s Class A common stock.

At or prior to the effective time of the Merger, the Company and Orion Holdings (or one of its affiliates), among other parties, entered into a suite of agreements providing for sponsorship arrangements. These include the agreements discussed below, as well as a governance agreement that established certain rights and obligations of the Company and controlled affiliates of Brookfield that own voting securities of the Company relating to the governance of the Company and a registration rights agreement that governs Orion Holdings’ and the Company’s rights and obligations with respect to the registration for resale of all or a part of the Class A shares that Orion Holdings now holds following the Merger. In connection with the private placement of shares on June 11, 2018 discussed above, Orion Holdings, BEP and TerraForm Power entered into a joinder to the registration rights agreement and governance agreement entered into in connection with the Merger, which added BEP as a party to each respective agreement. As discussed in Note 14. Commitments and Contingencies, as part of the Merger, the Company also agreed to issue shares of Class A common stock to Orion Holdings in connection with the final resolution of certain litigation matters described above.

Brookfield Master Services Agreement

In connection with the consummation of the Merger, the Company entered into a master services agreement (the “Brookfield MSA”) with Brookfield and certain affiliates of Brookfield (collectively, the “MSA Providers”) pursuant to which the MSA Providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to this agreement, the Company pays a base management fee on a quarterly basis, paid in arrears. Pursuant to the Brookfield MSA, the Company recorded $3.7 million and $6.9 million of charges within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively.

Relationship Agreement

In connection with the consummation of the Merger, the Company entered into a relationship agreement (the “Relationship Agreement”) with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The Company did not acquire any renewable energy facilities from Brookfield during the six months ended June 30, 2018.

New Terra LLC Agreement

SunEdison transferred all of the outstanding IDRs of Terra LLC held by SunEdison or certain of its affiliates to Brookfield IDR Holder at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC (the “New Terra LLC Agreement”). The New Terra LLC Agreement, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. There were no payments of IDRs made by the Company pursuant to the New Terra LLC Agreement during the six months ended June 30, 2018, and there were no payments of IDRs made by the Company during the six months ended June 30, 2017 pursuant to the Terra LLC agreement existing as of that time.

Lease

In May 2018, in connection with the relocation of the Company’s corporate headquarters to New York City, the Company entered into a lease for office space and related arrangements with affiliates of Brookfield for a ten-year term.

Due from affiliate

The $1.5 million and $4.4 million due from affiliate amounts reported in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, each represents a receivable from TerraForm Global, Inc. as a result of payments made by the Company on its behalf regarding rent for its shared former corporate headquarters, compensation for certain employees that provided services to both companies and certain information technology services, of which $3.5 million of the 2017 year-end receivable was received in the first half of 2018. There was no right of set-off with respect to these receivables from TerraForm Global, Inc. and the payables to the other Brookfield affiliates described below, and thus these amounts were separately reported in due from affiliate in the unaudited condensed consolidated balance sheet at the respective periods.

In April of 2018, the Company received $3.7 million from Brookfield and certain of its affiliates for the settlement of claims relating to certain transactions under Section 16(b) of the Exchange Act. The Company recognized the net proceeds of $3.0 million as a capital contribution from a stockholder and recorded it as an increase to additional paid-in capital, which is reflected within the other line in the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018.

Due to affiliates

The $9.2 million due to affiliates amount reported in the unaudited condensed consolidated balance sheet as of June 30, 2018 primarily represents a $3.7 million payable to an affiliate of Brookfield for the Brookfield MSA base management fee for the second quarter of 2018, $3.7 million of acquisition-related costs payable to an affiliate of Brookfield for services paid on behalf of the Company, $1.1 million payable for leasehold improvements associated with its new corporate headquarters, $0.1 million of accrued interest that was payable to a Brookfield affiliate under the Sponsor Line, and $0.6 million payable to other affiliates of Brookfield for other services received. As of December 31, 2017, the $4.0 million due to affiliates amount represented a $3.4 million payable for the Brookfield MSA quarterly base management fee and $0.6 million of accrued standby fee interest that was payable to a Brookfield affiliate under the Sponsor Line. These 2017 year-end payables were paid in the first half of 2018, as well as $3.2 million representing the management fee for the first quarter of 2018, and $0.6 million of additional standby fee interest incurred in the first half of the year. In connection with the Bank Guarantee discussed in Note 14. Commitments and Contingencies, Brookfield provided credit support to the Company, and the Company agreed to pay a fee to Brookfield equal to 50% of the savings realized by the Company as a result of Brookfield’s provision of credit support, which amounted to $2.9 million and was paid in the second quarter of 2018.

Historical SunEdison Services

As discussed above, the Company was a controlled affiliate of SunEdison, Inc. during the six months ended June 30, 2017 and certain services were provided by SunEdison during that period. Cost of operations - affiliate was $3.4 million and $9.0 million for the three and six months ended June 30, 2017, respectively, which represented costs incurred for O&M and asset management services that were provided to the Company by SunEdison pursuant to contractual agreements and certain project-level transition services agreements. General and administrative expenses - affiliate was $3.3 million and $4.7 million for the three and six months ended June 30, 2017, respectively, which consisted of $0.9 million and $1.9 million of stock-based compensation expense for the respective periods that was allocated to the Company regarding equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. (a controlled affiliate of SunEdison, Inc. at that time) that were awarded to the Company’s employees and $2.4 million and $2.8 million of costs incurred for certain management and administrative services that were provided by SunEdison during the respective periods.

During the first quarter of 2017, the Company received $7.0 million from SunEdison in satisfaction of outstanding claims made under engineering, procurement and construction contracts (“EPC”), of which $4.8 million related to the Company’s renewable energy facility located in Chile and compensated the relevant project company as the facility’s performance during the warranty period was below that guaranteed by an affiliate of SunEdison under the applicable EPC contract.

16. SEGMENT REPORTING

Following the acquisition of Saeta (see Note 4. Acquisitions and Dispositions), the Company’s management performed a review of its segment reporting structure and determined that the Company has three reportable segments: Solar, Wind, and Regulated Solar and Wind. These segments, which comprise the Company’s entire portfolio of renewable energy facility assets, have been determined based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources. Portugal Wind, Uruguay Wind, and the Regulated Spanish Solar and Wind segments are new operating segments that were added during the second quarter of 2018, and include all of Saeta’s operations. The Company’s operating segments now consist of Distributed Generation, North America Utility and International Utility that are aggregated into the Solar reportable segment, Northeast Wind, Central Wind, Hawaii Wind, Portugal Wind and Uruguay Wind operating segments that are aggregated into the Wind reportable segment, and the Regulated Spanish Solar and Wind operating segments that are aggregated within the Regulated Solar and Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three and six months ended June 30, 2018 and 2017 were earned by the Company’s reportable segments from external customers in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Uruguay and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
(In thousands)	Solar	Wind	Regulated Solar and Wind	Corporate	Total	Solar		Wind	Corporate	Total
Operating revenues, net	$83,321	$75,281	$21,286	$—	$179,888	$101,485		$68,882	$—	$170,367
Depreciation, accretion and amortization expense	27,141	35,269	7,194	390	69,994	27,900		34,604	718	63,222
Impairment of renewable energy facilities	—	—	—	—	—	1,429	1,429	—	—	1,429
Other operating costs and expenses	14,467	32,718	5,041	30,369	82,595	16,487		24,781	38,901	80,169
Interest expense (income), net	15,734	11,246	(4,753)	28,665	50,892	19,942		21,330	26,933	68,205
Gain on sale of renewable energy facilities	—	—	—	—	—	(37,116)		—	—	(37,116)
Other non-operating (income) expenses, net	(2,558)	32	110	2,001	(415)	(872)		75	(2,634)	(3,431)
Income tax expense (benefit)[1]	—	364	2,174	1,896	4,434	—		—	(588)	(588)
Net income (loss)	$28,537	$(4,348)	$11,520	$(63,321)	$(27,612)	$73,715		$(11,908)	$(63,330)	$(1,523)
———

(1)	Income tax expense (benefit) is not allocated to the Company’s segments, except for certain foreign jurisdictions.

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
(In thousands)	Solar	Wind	Regulated Solar and Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$143,044	$143,105	$21,286	$—	$307,435	$167,486	$154,016	$—	$321,502
Depreciation, accretion and amortization expense	54,742	72,934	7,194	714	135,584	54,675	68,055	1,479	124,209
Impairment of renewable energy facilities	15,240	—	—	—	15,240	1,429	—	—	1,429
Other operating costs and expenses	28,683	58,532	5,041	59,105	151,361	30,395	49,942	77,912	158,249
Interest expense (income), net	30,256	22,015	(4,753)	56,928	104,446	39,523	42,229	54,765	136,517
Gain on sale of renewable energy facilities	—	—	—	—	—	(37,116)	—	—	(37,116)
Other non-operating (income) expenses, net	(2,558)	885	110	2,888	1,325	(914)	623	(2,193)	(2,484)
Income tax (benefit) expense[1]	—	364	2,174	866	3,404	—	—	(1,157)	(1,157)
Net income (loss)	$16,681	$(11,625)	$11,520	$(120,501)	$(103,925)	$79,494	$(6,833)	$(130,806)	$(58,145)
Balance Sheet
Total assets[2]	$2,823,676	$4,250,855	$2,458,868	$167,426	$9,700,825	$2,897,036	$3,400,858	$89,127	$6,387,021
———

(1)	Income tax expense (benefit) is not allocated to the Company’s segments, except for certain foreign jurisdictions.

(2)	Represents total assets as of June 30, 2018 and December 31, 2017, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(22,133)	$45,045	$22,912
Net unrealized gain arising during the period (net of zero and $4,480 tax expense, respectively)	5,601	10,622	16,223
Reclassification of net realized loss (gain) into earnings (net of tax benefit of $8,858 and tax expense of $406)	14,741	(621)	14,120
Other comprehensive income	20,342	10,001	30,343
Accumulated other comprehensive (loss) income	(1,791)	55,046	53,255
Less: Other comprehensive (loss) income attributable to non-controlling interests	(717)	11,839	11,122
Balance as of June 30, 2017	$(1,074)	$43,207	$42,133

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(13,412)	$61,430	$48,018
Cumulative-effect adjustment net of tax expense of $1,5792)	—	(4,164)	(4,164)
Other comprehensive loss:
Net unrealized (loss) gain arising during the period (net of zero tax impact)	(8,675)	1,907	(6,768)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(923)	(923)
Other comprehensive loss	(8,675)	984	(7,691)
Accumulated other comprehensive (loss) income	(22,087)	58,250	36,163
Less: Other comprehensive loss attributable to non-controlling interests	—	(1,237)	(1,237)
Balance as of June 30, 2018	$(22,087)	$59,487	$37,400
———

(1)	See Note 10. Derivatives for further breakout of hedging gains and losses between interest rate swaps and commodity contracts.

(2)	See Note 2. Summary of Significant Accounting Policies for discussion regarding the Company’s adoption of ASU No. 2017-12 as of January 1, 2018.

18. REDEEMABLE NON-CONTROLLING INTERESTS

During the second quarter of 2018, the Company discovered certain errors in its unaudited consolidated condensed financial statements for the periods ended March 31, 2018 and 2017, September 30, 2017, and June 30, 2017, and in its annual audited consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. These errors relate to the Company’s accounting for certain intercompany transactions with non-wholly owned controlled subsidiaries and resulted in an overstatement of the allocation of net income attributable to the redeemable non-controlling interests with a corresponding understatement of the allocation of net income attributable to Class A common stockholders and non-controlling interests. The Company’s management assessed the impact of these adjustments and concluded the impact on the prior period financial statements was immaterial to each of the affected reporting periods and therefore amendment of previously filed reports was not required. However, the correction of the cumulative amount of the prior period errors would have been material to the current year consolidated financial statements and therefore, the Company corrected these errors in the prior periods included herein. These errors occurred between July 1, 2015, and March 31, 2018, therefore, there is no cumulative effect on the Company’s consolidated financial statements as of January 1, 2015. The correction had no impact on the previously reported amounts of consolidated cash flows from operating, investing or financing activities.

The tables below summarize the effect of the corrections of the previously reported consolidated financial statement line items:

Condensed Consolidated Balance Sheet	March 31, 2018
(In thousands)	As Previously Reported	Adjustment	Revised
Deferred income taxes	$16,839	$6,282	$23,121
Total liabilities	3,928,671	6,282	3,934,953

Redeemable non-controlling interests	50,760	(23,189)	27,571

Additional paid-in capital	1,841,692	5,919	1,847,611
Accumulated deficit	(290,818)	10,988	(279,830)
Total TerraForm Power, Inc. stockholders’ equity	1,576,008	16,907	1,592,915
Total stockholders’ equity	2,279,350	16,907	2,296,257

Consolidated Balance Sheet	December 31, 2017
(In thousands)	As Previously Reported	Adjustment	Revised
Deferred income taxes	$18,636	$6,336	$24,972
Total liabilities	3,958,313	6,336	3,964,649

Redeemable non-controlling interests	58,340	(23,680)	34,660

Additional paid-in capital	1,866,206	5,919	1,872,125
Accumulated deficit	(398,629)	11,425	(387,204)
Total TerraForm Power, Inc. stockholders’ equity	1,510,369	17,344	1,527,713
Total stockholders’ equity	2,370,368	17,344	2,387,712

Consolidated Balance Sheet	December 31, 2016
(In thousands)	As Previously Reported	Adjustment	Revised
Deferred income taxes	$27,723	$2,897	$30,620
Total liabilities	4,807,499	2,897	4,810,396

Redeemable non-controlling interests	180,367	(14,392)	165,975

Accumulated deficit	(234,440)	7,390	(227,050)
Total TerraForm Power, Inc. stockholders’ equity	1,252,957	7,390	1,260,347
Non-controlling interests	1,465,042	4,105	1,469,147
Total stockholders’ equity	2,717,999	11,495	2,729,494

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax benefit	$(976)	$(54)	$(1,030)	$(918)	$349	$(569)
Net loss	(76,367)	54	(76,313)	(56,273)	(349)	(56,622)
Net (loss) income attributable to redeemable non-controlling interests	(2,513)	491	(2,022)	835	(1,828)	(993)
Net (loss) income attributable to non-controlling interests	(157,087)	—	(157,087)	(25,339)	507	(24,832)
Net income (loss) attributable to Class A common stockholders	83,233	(437)	82,796	(31,769)	972	(30,797)
Earnings (loss) per share of Class A common stock - Basic and diluted	0.56	—	0.56	(0.37)	0.01	(0.36)
Total comprehensive loss	(91,104)	54	(91,050)	(39,925)	(349)	(40,274)
Comprehensive loss attributable to non-controlling interests	(160,843)	491	(160,352)	(17,614)	(1,321)	(18,935)
Comprehensive income (loss) attributable to Class A common stockholders	69,739	(437)	69,302	(22,311)	972	(21,339)

Consolidated Statements of Operations and Comprehensive Loss	Three Months Ended December 31, 2017			Twelve Months Ended December 31, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax benefit	$(18,098)	$713	$(17,385)	$(23,080)	$3,439	$(19,641)
Net loss	(141,091)	(713)	(141,804)	(232,864)	(3,439)	(236,303)
Net loss excluding pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(141,091)	(713)	(141,804)	(232,864)	(3,439)	(236,303)
Net (loss) income attributable to redeemable non-controlling interests	(7,278)	(1,390)	(8,668)	10,884	(9,288)	1,596
Net (loss) income attributable to non-controlling interests	(20,514)	41	(20,473)	(79,559)	1,814	(77,745)
Net loss attributable to Class A common stockholders	(113,299)	636	(112,663)	(164,189)	4,035	(160,154)
Loss per share of Class A common stock - Basic and diluted	(0.82)	—	(0.82)	(1.65)	0.04	(1.61)
Total comprehensive loss	(154,995)	(713)	(155,708)	(192,458)	(3,439)	(195,897)
Comprehensive loss attributable to non-controlling interests	(33,023)	(1,349)	(34,372)	(54,018)	(7,474)	(61,492)
Comprehensive loss attributable to Class A common stockholders	(121,972)	636	(121,336)	(138,440)	4,035	(134,405)

Condensed Consolidated Statements of Operations and Comprehensive Loss	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax benefit	$(2,633)	$1,534	$(1,099)	$(4,982)	$2,726	$(2,256)
Net loss	(34,820)	(1,534)	(36,354)	(91,773)	(2,726)	(94,499)
Net income attributable to redeemable non-controlling interests	6,803	(1,908)	4,895	18,162	(7,898)	10,264
Net loss attributable to non-controlling interests	(15,077)	128	(14,949)	(59,045)	1,773	(57,272)
Net loss attributable to Class A common stockholders	(26,546)	246	(26,300)	(50,890)	3,399	(47,491)
Loss per share of Class A common stock - Basic and diluted	(0.31)	—	(0.31)	(0.62)	0.03	(0.59)
Total comprehensive loss	(10,853)	(1,534)	(12,387)	(37,463)	(2,726)	(40,189)
Comprehensive income (loss) attributable to non-controlling interests	492	(1,780)	(1,288)	(20,995)	(6,125)	(27,120)
Comprehensive loss attributable to Class A common stockholders	(11,345)	246	(11,099)	(16,468)	3,399	(13,069)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax benefit	$(1,431)	$843	$(588)	$(2,349)	$1,192	$(1,157)
Net loss	(680)	(843)	(1,523)	(56,953)	(1,192)	(58,145)
Net income attributable to redeemable non-controlling interests	10,524	(4,162)	6,362	11,359	(5,990)	5,369
Net loss attributable to non-controlling interests	(18,629)	1,138	(17,491)	(43,968)	1,645	(42,323)
Net income (loss) attributable to Class A common stockholders	7,425	2,181	9,606	(24,344)	3,153	(21,191)
Earnings (loss) per share of Class A common stock - Basic and diluted	0.06	0.02	0.08	(0.31)	0.03	(0.28)
Total comprehensive income (loss)	13,315	(843)	12,472	(26,610)	(1,192)	(27,802)
Comprehensive loss attributable to non-controlling interests	(3,873)	(3,024)	(6,897)	(21,487)	(4,345)	(25,832)
Comprehensive income (loss) attributable to Class A common stockholders	17,188	2,181	19,369	(5,123)	3,153	(1,970)

Consolidated Statements of Operations and Comprehensive (Loss) Income	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2016
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax (benefit) expense	$(13,241)	$657	$(12,584)	$494	$2,240	$2,734
Net loss	(208,135)	(657)	(208,792)	(241,507)	(2,240)	(243,747)
Net loss subsequent to IPO and excluding pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(209,745)	(657)	(210,402)	(241,507)	(2,240)	(243,747)
Net income attributable to redeemable non-controlling interests	8,512	(2,509)	6,003	18,365	(11,883)	6,482
Net loss attributable to non-controlling interest	(138,371)	798	(137,573)	(130,025)	3,307	(126,718)
Net loss attributable to Class A common stockholders	(79,886)	1,054	(78,832)	(129,847)	6,336	(123,511)
Loss per share of Class A common stock - Basic and diluted	(1.25)	0.01	(1.24)	(1.47)	0.07	(1.40)
Total comprehensive loss	(195,005)	(657)	(195,662)	(240,665)	(2,240)	(242,905)
Comprehensive loss subsequent to IPO and excluding pre-acquisition comprehensive income (loss) of renewable energy facilities acquired from SunEdison	(236,631)	(657)	(237,288)	(240,665)	(2,240)	(242,905)
Comprehensive loss attributable to non-controlling interests	(141,266)	(1,711)	(142,977)	(110,830)	(8,576)	(119,406)
Comprehensive loss attributable to Class A common stockholders	(95,365)	1,054	(94,311)	(129,835)	6,336	(123,499)

The following table presents the activity of the redeemable non-controlling interests balance for the six months ended June 30, 2018:

(In thousands)	Redeemable Non-controlling Interests
Balance as of December 31, 2017	$34,660
Cumulative-effect adjustment[1]	(4,485)
Redeemable non-controlling interests acquired in business combination[2]	55,117
Distributions	(1,118)
Net loss	2,658
Foreign exchange differences	(283)
Balance as of June 30, 2018	$86,549
———

(1)	See discussion in Note 2. Summary of Significant Accounting Policies regarding the Company’s adoption of ASU No. 2014-09 and ASU No. 2016-08 as of January 1, 2018.

(2)	See Note 4. Acquisitions and Dispositions.

19. SUBSEQUENT EVENTS

Acquisition of Remaining Non-Controlling Interest in Saeta

On July 2, 2018, the Company completed a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of the shares of Saeta, which became a wholly-owned subsidiary as of that date.

Share Repurchase Program

On July 31, 2018, the Board of Directors of the Company authorized a program to repurchase up to 5% of the Company’s Class A common stock outstanding as of July 31, 2018, through July 31, 2019. The timing and the amount of any repurchases of common stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934. The program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. Any repurchased common stock will be held by the Company as treasury shares. The Company expects to fund any repurchases from available liquidity.

Issuance of Shares upon Final Resolution of Chamblee Class Action

On August 3, 2018, pursuant to the Merger Agreement, the Company issued 80,084 shares of Class A common stock to Orion Holdings in connection with the net losses incurred as a result of the final resolution of the Chamblee Class Action. The net losses for the Chamblee Class Action include the $1.13 million contributed by the Company to the settlement but do not include the $13.63 million contributed by the Company’s insurers and certain attorneys’ fees that TerraForm Global, Inc. reimbursed to the Company pursuant to the insurance allocation arrangements entered into with the Company in 2017.

Third Quarter Dividends

On August 13, 2018, the Board of Directors of the Company declared a third-quarter 2018 dividend with respect to its Class A common stock of $0.19 per share. The dividend is payable on September 15, 2018 to shareholders of record as of September 1, 2018.

Long-Term Service Agreements for Wind Fleet

On August 10, 2018, the Company executed an 11-year Framework Agreement with General Electric (“GE”) that, among other things, provides for the roll out, subject to receipt of third party consents, of project level, long-term service agreements (collectively, the “LTSA”) for turbine operations and maintenance as well as other balance of plant services across the Company’s 1.6 GW North American wind fleet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. (“TerraForm Power”) owns and operates a high-quality, diversified portfolio of solar and wind assets located primarily in North America and Western Europe and underpinned by long-term contracts, totaling more than 3,600 megawatts (“MW”) of installed capacity. TerraForm Power’s goal is to acquire operating solar and wind assets in North America and Western Europe and it is sponsored by Brookfield Asset Management Inc. (“Brookfield”), a leading global alternative asset manager with over $285 billion in assets under management.

TerraForm Power’s objective is to deliver an attractive risk-adjusted return to its shareholders. We expect to generate this total return with a regular dividend, which we intend to grow at 5 to 8% per annum, that is backed by stable cash flows.

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

Acquisition of Saeta

On June 12, 2018, the Company completed the acquisition of the greater than 95% of the outstanding shares of Saeta Yield, S.A.U. (“Saeta”) for an aggregate consideration of $1.12 billion (the “Tendered Shares”). With greater than 90% of the shares of Saeta being acquired, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of the shares of Saeta, for $54.6 million, which closed on July 2, 2018. Saeta is a Spanish renewable power company with 1,028 megawatts (“MW”) of wind and solar facilities (approximately 250 MW of wind and 778 MW of solar) located primarily in Spain.

The Company funded the $1.12 billion purchase price of the Tendered Shares with $650.0 million of proceeds from the private placement of its Class A common stock to Orion Holdings and BEP as discussed in Note 12. Stockholders’ Equity, along with approximately $471 million from its existing liquidity, including (i) the proceeds of a $30.0 million draw on its Sponsor Line (as defined in Note 8. Long-term Debt), (ii) a $359.0 million draw on the Company’s Revolver (as defined in Note 8. Long-term Debt), and (iii) approximately $82 million of cash on hand. The Company funded the additional purchase price of $54.6 million and certain acquisition costs with the proceeds of an additional draw on its Sponsor Line.

Long-Term Service Agreements for Wind Fleet

On August 10, 2018, the Company executed an 11-year Framework Agreement with General Electric (“GE”) that, among other things, provides for the roll out, subject to receipt of third party consents, of project level, long-term service agreements (collectively, the “LTSA”) for turbine operations and maintenance as well as other balance of plant services across the Company’s 1.6 GW North American wind fleet.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2017 through June 30, 2018:

Description	Facility Type	Net Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]

Total Portfolio as of December 31, 2017		2,606.4	533	14
Acquisition of Saeta Portfolio[3]	Regulated Solar and Wind	978.6	28	14
Acquisition of Integrys assets	Solar	6.1	6	11
Total Portfolio as of June 30, 2018		3,591.1	567	14
——————

(1)
Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company’s percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Represents weighted-average remaining term of power purchase agreements (“PPA”) and calculated as of December 31, 2017 and June 30, 2018, respectively.

(3)
The Company’s net nameplate capacity in Saeta’s solar and wind plants was calculated using a 95.28% percentage of ownership as of June 30, 2018. As discussed in Note 4. Acquisitions and Dispositions, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of Saeta’s shares, which closed on July 2, 2018.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, Chile, the United Kingdom, Spain, Portugal and Uruguay with a combined nameplate capacity of 3,591.1 MW as of June 30, 2018. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. As of June 30, 2018, on a weighted-average basis (based on MW), our PPAs had a remaining life of 14 years and our counterparties to our PPAs had an average investment grade credit rating.

The following table summarizes our portfolio as of June 30, 2018:

Description	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Solar Distributed Generation:
U.S.	410.1	401.8	475	15
Canada	8.5	8.5	20	15
Total Solar Distributed Generation	418.6	410.3	495	15

Solar Utility:
U.S.	498.6	498.6	20	19
Canada	59.4	59.4	4	16
U.K.	11.1	11.1	1	11
Chile	101.6	101.6	1	16
Total Solar Utility	670.7	670.7	26	18

Regulated Solar and Wind:
Spain[3]	788.0	750.8	21	15

Wind Utility:
U.S.	1,536.3	1,453.5	17	12
Canada	78.0	78.0	1	13
Portugal[3]	143.8	137.0	5	10
Uruguay[3]	95.3	90.8	2	19
Total Wind Utility	1,853.4	1,759.3	25	12

Total Renewable Energy Facilities	3,730.7	3,591.1	567	14
———

(1)
Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company’s percentage of economic ownership of that facility as of June 30, 2018, after taking into account any redeemable preference shares and stockholder loans the Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Represents the weighted-average term of remaining PPA’s and calculated as of June 30, 2018.

(3)
The Company’s net nameplate capacity in Saeta’s solar and wind plants was calculated using a 95.28% percentage of ownership as of June 30, 2018. As discussed in Note 4. Acquisitions and Dispositions, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of Saeta’s shares, which closed on July 2, 2018.

Key Metrics

Operating Metrics

Net nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in net nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Net nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure net nameplate capacity for solar generation facilities in MW in direct current (“DC”) and for wind power plants in MW in alternating current (“AC”). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined net nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our net nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate net nameplate capacity of 3,591.1 MW as of June 30, 2018.

Gigawatt hours sold

Gigawatt hours (“GWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track GWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for renewable energy facilities for the three and six months ended June 30, 2018 were as follows:

Operating Metrics	Three Months Ended June 30,		Six Months Ended June 30,
(In GWh)	2018	2017	2018	2017
Solar segment	571	603	940	$1,009
Wind segment	1,375	1,410	2,840	3,036
Regulated Solar and Wind segment	90	—	90	—
Total	2,036	2,013	3,870	4,045

Consolidated Results of Operations

The amounts shown in the table below represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest. For the three and six months ended June 30, 2018, the results of the Company include the operating results of Terra LLC, as well as $1.3 million and $2.1 million of interest expense for the Sponsor Line (as discussed and defined in Liquidity and Capital Resources), respectively, that was entered into in the fourth quarter of 2017, which is reflected in the operating results of TerraForm Power. For the three and six months ended June 30, 2017, the results of the Company include the operating results of Terra LLC, as well as $1.8 million and $3.3 million of stock-based compensation expense, respectively, which is reflected in the operating results of TerraForm Power. The following table illustrates the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2018 compared to the same periods in the prior year:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Operating revenues, net	$179,888	$170,367	$307,435	$321,502
Operating costs and expenses:
Cost of operations	49,805	32,205	87,128	66,543
Cost of operations - affiliate	—	3,427	—	9,025
General and administrative expenses	19,865	41,255	44,149	77,980
General and administrative expenses - affiliate	4,023	3,282	7,497	4,701
Acquisition-related costs	2,877	—	5,957	—
Acquisition-related costs - affiliate	6,025	—	6,630	—
Impairment of renewable energy facilities	—	1,429	15,240	1,429
Depreciation, accretion and amortization expense	69,994	63,222	135,584	124,209
Total operating costs and expenses	152,589	144,820	302,185	283,887
Operating income	27,299	25,547	5,250	37,615
Other expenses (income):
Interest expense, net	50,892	68,205	104,446	136,517
Gain on sale of renewable energy facilities	—	(37,116)	—	(37,116)
Gain on foreign currency exchange, net	(2,078)	(5,204)	(1,187)	(4,617)
Other expenses, net	1,663	1,773	2,512	2,133
Total other expenses, net	50,477	27,658	105,771	96,917
Loss before income tax expense (benefit)	(23,178)	(2,111)	(100,521)	(59,302)
Income tax expense (benefit)	4,434	(588)	3,404	(1,157)
Net loss	(27,612)	(1,523)	(103,925)	(58,145)
Less: Net income attributable to redeemable non-controlling interests	4,680	6,362	2,658	5,369
Less: Net loss attributable to non-controlling interests	(10,955)	(17,491)	(168,042)	(42,323)
Net (loss) income attributable to Class A common stockholders	$(21,337)	$9,606	$61,459	$(21,191)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating Revenues, net

Operating revenues, net for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
(In thousands, other than MW data)	2018	2017	Change
Energy:
Solar	$66,858	$66,219	$639
Wind	70,915	61,846	9,069
Regulated Solar and Wind	21,286	—	21,286

Incentives, including affiliates:
Solar	16,463	35,266	(18,803)
Wind	4,366	7,036	(2,670)
Total operating revenues, net	$179,888	$170,367	$9,521

GWh sold:
Solar	571	603	(32)
Wind	1,375	1,410	(35)
Regulated Solar and Wind	90	—	90
Total GWh sold	2,036	2,013	23

Net nameplate capacity (MW):
Solar	1,081	1,075	6
Wind	1,771	1,532	239
Regulated Solar and Wind	788	—	788
Total net nameplate capacity (MW)	3,640	2,607	1,033

Energy revenue for our Solar segment increased by $0.6 million during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to a $5.3 million increase driven by higher solar resource across the fleet, partially offset by a $3.9 million decrease resulting from the sale of renewable energy facilities in the second quarter of 2017. Energy revenue for our Wind segment increased by $9.1 million, driven by a $12.3 million increase in unrealized gains on commodity contract derivatives, the majority of which related to South Plains, a $3.4 million contribution from Saeta’s operations in Portugal and Uruguay to the Wind segment and improved resource of $2.7 million. These increases were partially offset by a $7.8 million decrease due to lower availability levels in the wind fleet, particularly at California Ridge and Bishop Hill, and a $3.2 million reduction due to lower basis pricing in Texas as a result of continued challenged market conditions. Saeta was acquired in June 2018 and contributed Energy revenue of $21.3 million to the new Regulated Wind and Solar segment, which includes all of its operations in Spain.

Incentive revenue for our Solar segment decreased by $18.8 million during the three months ended June 30, 2018, compared to the same period in 2017, due to (i) a $7.5 million reduction in revenue due to the timing of contracting incentives, (ii) a $4.3 million decrease resulting from the sale of renewable energy facilities in the second quarter of 2017 and (iii) a $5.0 million decrease in renewable energy certificate (“REC”) revenue, partially offset by a $1.6 million increase in deferred revenue related to the upfront sale of investment tax credits to non-controlling interests, each as a result of the adoption of the new revenue standard in the current year (see Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements). Incentive revenue for our Wind segment decreased by $2.7 million, primarily due to the change in revenue recognition timing for RECs resulting from our adoption of the new revenue standard.

Costs of Operations

Costs of operations for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Cost of operations:
Solar	$16,712	$9,352	$7,360
Wind	28,728	22,853	5,875
Regulated Solar and Wind	4,365	—	4,365
Cost of operations - affiliate:
Solar	—	2,783	(2,783)
Wind	—	644	(644)
Total cost of operations	$49,805	$35,632	$14,173

Total cost of operations for our Solar segment increased by $7.4 million during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to increased asset management expenses of $4.6 million and higher O&M and other expenses of $2.3 million in the current year. Total cost of operations for our Wind segment increased by $5.9 million as compared to the same period in 2017, primarily driven by an increase of $3.5 million in loss on disposals of property and equipment resulting from the replacement of major components at certain of our wind power plants, including a battery energy storage system, higher decommissioning expenses of $1.4 million, increased costs of $0.8 million contributed by Saeta’s operations in Portugal and Uruguay, an increase in asset management expenses of $0.7 million, partially offset by a $0.4 million write-off of an accounting receivable credit balance. Saeta was acquired in June of 2018 and contributed $4.4 million to the new Regulated Wind and Solar segment, which includes all of its operations in Spain.

Subsequent to the Company’s consummation of the merger (the “Merger”) with affiliates of Brookfield on October 16, 2017, the Company is no longer an affiliate of SunEdison, Inc., and in the fourth quarter of 2017, with the exception of its 101.6 MW renewable energy facility in Chile, the Company is operating independently from SunEdison as a provider of operations and maintenance and asset management services to the Company.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
General and administrative expenses:
Solar	$644	$4,244	$(3,600)
Wind	1,174	881	293
Regulated Solar and Wind	676	—	676
Corporate	17,371	36,130	(18,759)
Total general and administrative expenses	$19,865	$41,255	$(21,390)
General and administrative expenses - affiliate:
Corporate	4,023	3,282	741

General and administrative expenses decreased by $21.4 million during the three months ended June 30, 2018, compared to the same period in 2017, primarily driven by a $18.8 million decrease in corporate general and administrative expenses. The decrease in corporate general and administrative expenses is primarily due to a $11.0 million decrease in professional fees for legal, accounting and advisory services and a $2.3 million decrease in employee compensation costs. The decrease in professional fees was primarily driven by a $3.6 million decrease for legal services as a result of litigation and transaction costs incurred in connection with the Merger in 2017, a $1.1 million decrease in investment banker advisory fees associated with the Merger in 2017, a $4.6 million decrease for accounting services primarily due to AlixPartners, LLP fees incurred for our interim Chief Accounting Officer and Chief Operating Officer support in 2017 and a $1.1 million decrease in IT consulting fees, partially offset by a $2.0 million increase in audit fees. The decrease in employee compensation was driven by a $3.2 million decrease in salaries and benefits costs due to a reduction of employee headcount and a $3.6 million decrease in stock-based compensation expense due to the vesting of all previously unvested restricted stock units triggered by the change in control upon the consummation of the Merger on October 16, 2017, partially offset by a $0.5 million increase for severance and transition bonus costs incurred as a result of the Company's restructuring plan subsequent to the Merger.

General and administrative expenses - affiliate were $4.0 million during the three months ended June 30, 2018, which primarily consisted of a $3.7 million charge for the Brookfield MSA quarterly base management fee, pursuant to which Brookfield and certain of its affiliates provide certain management and administrative services to the Company, including the provision of strategic and investment management services. General and administrative expenses - affiliate were $3.3 million during the three months ended June 30, 2017, which consisted of $0.9 million of stock-based compensation expense that was allocated to the Company for unvested equity awards held by the Company’s employees in the stock of SunEdison, Inc. and TerraForm Global, Inc. and $2.4 million of costs incurred for management and administrative services that were provided by SunEdison.

Acquisition-Related Costs

As discussed in Note 4. Acquisitions to our unaudited condensed consolidated financial statements, on June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion and assumed $1.91 billion of project-level debt. With greater than 90% of the shares of Saeta being acquired, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 5% of the shares of Saeta, which closed on July 2, 2018.

Acquisition costs incurred by the Company were $8.9 million for the three months ended June 30, 2018, which consisted of investment banker advisory fees and professional fees for legal and accounting services, as well as reimbursements to affiliates of Brookfield for amounts paid on behalf of the Company. There were no acquisition costs incurred by the Company for the three months ended June 30, 2017. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate (see Note 15. Related Parties) in the unaudited condensed consolidated statements of operations and are excluded from the unaudited pro forma net loss amount disclosed above.

Impairment of Renewable Energy Facilities

The Company began exploring a sale and sold its remaining 0.3 MW of residential assets during the third quarter of 2017. These assets did not meet the criteria for held for sale classification as of June 30, 2017 but the Company determined that certain impairment indicators were present and as a result recognized an impairment charge of $1.4 million within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $6.8 million during the three months ended June 30, 2018, compared to the same period in 2017. This increase was primarily the result of the renewable energy assets acquired from Saeta.

Interest Expense, Net

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Corporate-level	$28,665	$26,933	$1,732
Non-recourse:
Solar	15,734	19,942	(4,208)
Wind	11,246	21,330	(10,084)
Regulated Solar and Wind	(4,753)	$—	(4,753)
Total interest expense, net	$50,892	$68,205	$(17,313)

Interest expense, net decreased by $17.3 million during the three months ended June 30, 2018, compared to the same period in 2017, primarily driven by a decrease at our Solar and Wind segments. The decrease at our Solar segment is primarily due to a $2.6 million decrease as a result of the sale of substantially all of our solar power plants located in the U.K. in May of 2017. The decrease at our Wind segment is primarily due to a $9.4 million decrease resulting from the repayment of the remaining outstanding principal balance of a $300.0 million non-recourse portfolio term loan in the fourth quarter of 2017. Total interest expense was partially offset by a $3.5 million in the Regulated Wind and Solar segment due to a positive change of $7.2 million in the fair value of interest rate swaps acquired from Saeta during the second quarter of 2018.

Gain on Sale of Renewable Energy Facilities

As discussed in Note 2. Assets Held for Sale to our unaudited condensed consolidated financial statements, on May 11, 2017, the Company announced that Terra Operating LLC completed its previously announced sale of the U.K. Portfolio to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. The Company recognized a gain on the sale of $37.1 million within gain on sale of renewable energy facilities in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017. The Company has retained 11.1 MW of solar assets in the U.K.

Gain on Foreign Currency Exchange, net

We recognized a net gain on foreign currency exchange of $2.1 million for the three months ended June 30, 2018, primarily due to $7.6 million of realized and unrealized net gains on foreign currency contracts, which were partially offset by $3.5 million on the remeasurement of intercompany loans, which are primarily denominated in Euros. We recognized a net gain on foreign currency exchange of $5.2 million for the three months ended June 30, 2017, primarily due to a $5.5 million unrealized gain on the remeasurement of intercompany loans, which are primarily denominated in British pounds, offset by $0.3 million of realized and unrealized net losses on foreign currency derivatives.

Other Expenses, net

Other expenses, net was $1.7 million for the three months ended June 30, 2018 as compared to other expenses, net of $1.8 million during the same period in 2017. The balance for the six months ended June 30, 2018, included a loss of $1.5 million representing deferred financing costs written off as a result of refinancing the Company’s Term Loan.

Income Tax Expense (Benefit)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which enacted major changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Income tax expense was $4.4 million for the three months ended June 30, 2018, compared to a benefit of $0.6 million during the same period in 2017. For the three months ended June 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively, due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of foreign and state taxes. The recognition of an income tax expense of $4.4 million for the three months ended June 30, 2018, was mostly driven by the income generated from one of the Company’s U.S portfolios as well as from the profits of Saeta in Spain and Uruguay.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $6.3 million for the three months ended June 30, 2018 and was attributable to project-level tax equity partnerships, compared to $11.1 million for the three months ended June 30, 2017, primarily as a result of the reduction in the tax rate used in the HLBV methodology applied by the Company and described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements. In the calculation of the carrying values through HLBV, the Company allocated significantly lower amounts to certain non-controlling interests (i.e., tax equity investors) in order to achieve their contracted after-tax rate of return as a result of the reduction of the federal income tax rate from 35% to 21% as specified in the Tax Act.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Revenues, net

Operating revenues, net for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
(In thousands, other than MW data)	2018	2017	Change
Energy:
Solar	$108,156	$108,530	$(374)
Wind	133,187	138,801	(5,614)
Regulated Wind and Solar	21,286	—	21,286
Incentives, including affiliates:
Solar	34,888	58,956	(24,068)
Wind	9,918	15,215	(5,297)
Total operating revenues, net	$307,435	$321,502	$(14,067)

GWh sold:
Solar	940	1,009	(69)
Wind	2,840	3,036	(196)
Regulated Wind and Solar	90	—	90
Total GWh sold	3,870	4,045	(175)

Net nameplate capacity (MW):
Solar	1,081	1,075	6
Wind	1,759	1,532	227
Regulated Wind and Solar	751	—	751
Total net nameplate capacity (MW)	3,591	2,607	984

Energy revenue for our Solar segment decreased by $0.4 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to a $7.1 million decrease resulting from the sale of renewable energy facilities in the second quarter of 2017, partially offset by higher revenue of $5.6 million driven by increased solar resource, and a $1.1 million increase driven by higher pricing. Energy revenue for our Wind segment decreased by $5.6 million, primarily due to a $17.8 million reduction resulting from safety and service related outages at our Raleigh and Bishop Hill facilities, and a $6.0 million decrease due to continued challenged market conditions in Texas, partially offset by higher unrealized gains on commodity contract derivatives of $7.9 million, a $4.8 million increase due to higher wind resource and a $3.4 million contribution from Saeta’s operations in Portugal and Uruguay. The outages at Raleigh and Bishop Hill were primarily caused by the failure of a single faulty blade which caused the collapse of a tower at our Raleigh wind facility. While we worked to determine the root cause of the blade failure, we removed from service all 70 turbines at Raleigh and Bishop Hill that utilized the same blades. After a thorough investigation and rigorous inspections of the blades, all turbines were returned to service between mid-March and the end of April 2018. Saeta was acquired in June 2018 and contributed Energy revenue of $21.3 million to the new Regulated Wind and Solar segment, which includes all of its operations in Spain.

Incentive revenue for our Solar segment decreased by $24.1 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to an $11.0 million decrease in REC revenue recognition and a $1.8 million decrease in deferred revenue related to the upfront sale of investment tax credits to non-controlling interests, as a result of our adoption of the new revenue standard discussed above, and a $7.6 million decrease resulting from the sale of renewable energy facilities in the second quarter of 2017. Incentive revenue for our Wind segment decreased by $5.3 million primarily due to the change in revenue recognition timing for RECs resulting from the adoption of the new revenue standard in 2018.

Costs of Operations

Costs of operations for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Cost of operations:
Solar	$26,484	$19,705	$6,779
Wind	56,279	46,838	9,441
Regulated wind and solar	4,365	—	4,365
Cost of operations - affiliate:
Solar	—	6,594	(6,594)
Wind	—	2,431	(2,431)
Total cost of operations	$87,128	$75,568	$11,560

Total cost of operations for our Solar segment increased by $6.8 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to increased asset management of $5.4 million and higher O&M expenses in 2018. Total cost of operations for our Wind segment increased by $9.4 million compared to the same period in 2017, primarily driven by increased asset management expenses of $4.4 million in 2018, increased disposals of property and equipment at one of our Hawaii wind projects as well as higher decommissioning costs, and increased costs of $0.8 million contributed by Saeta’s operations in Portugal and Uruguay. Saeta was acquired in June of 2018 and contributed $4.4 million to the new Regulated Wind and Solar segment, which includes all of its operations in Spain.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
General and administrative expenses:
Solar	$2,199	$5,038	$(2,839)
Wind	2,253	1,078	1,175
Regulated wind and solar	676	—	676
Corporate	39,021	71,864	(32,843)
Total general and administrative expenses	$44,149	$77,980	$(33,831)
General and administrative expenses - affiliate:
Corporate	$7,497	$4,701	$2,796

General and administrative expenses decreased by $33.8 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily driven by a $32.8 million decrease in corporate general and administrative expenses. The decrease in corporate general and administrative expenses is primarily due to a $21.7 million decrease in professional fees for legal, accounting and advisory services and an $8.8 million decrease in employee compensation costs. The decrease in professional fees was primarily driven by an $8.9 million decrease for legal services as a result of litigation and transaction costs incurred in connection with the Merger in 2017, a $4.9 million decrease in investment banker advisory fees associated with the Merger in 2017, a $5.8 million decrease for accounting services primarily due to AlixPartners, LLP fees incurred for the former interim Chief Accounting Officer and Chief Operating Officer support in 2017 and a $1.8 million decrease in IT consulting fees. The reduction in employee compensation was driven by a $5.2 million decrease in salaries and benefits costs due to a reduction of employee headcount and a $5.1 million decrease in stock-based compensation expense due to the accelerated vesting of all previously unvested restricted stock units triggered by the change in control upon the consummation of the Merger on October 16, 2017, partially offset by a $1.7 million increase for severance and transition bonus costs incurred as a result of the Company's restructuring plan subsequent to the Merger.

General and administrative expenses - affiliate were $7.5 million during the six months ended June 30, 2018, which primarily consisted of a $6.9 million charge for the Brookfield MSA quarterly base management fee, pursuant to which Brookfield and certain of its affiliates provide certain management and administrative services to the Company, including the provision of strategic and investment management services. General and administrative expenses - affiliate were $4.7 million during the six months ended June 30, 2017, which consisted of $1.9 million of stock-based compensation expense that was allocated to the Company for unvested equity awards held by the Company’s employees in the stock of SunEdison, Inc. and TerraForm Global, Inc. and $2.8 million of costs incurred for management and administrative services that were provided by SunEdison.

Acquisition-Related Costs

As discussed in Note 4. Acquisitions to our unaudited condensed consolidated financial statements, on June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion. With greater than 90% of the shares of Saeta being acquired, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 5% of the shares of Saeta, which closed on July 2, 2018.

Acquisition costs incurred by the Company were $12.6 million for the six months ended June 30, 2018, which consisted of investment banker advisory fees and professional fees for legal and accounting services. Costs related to affiliates included in this balance were $6.6 million and included reimbursements to affiliates of Brookfield for amounts paid on behalf of the Company. There were no acquisition costs incurred by the Company for the six months ended June 30, 2017. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate (see Note 15. Related Parties to our unaudited condensed consolidated financial statements) in the unaudited condensed consolidated statements of operations and are excluded from the unaudited pro forma net loss amount disclosed above.

Impairment of Renewable Energy Facilities

We currently have a REC sales agreement with a customer expiring December 31, 2021 that is significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract would likely result in a significant decrease in expected revenues for this operating project. Our analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and the carrying amount of $19.5 million as of March 31, 2018 was no longer considered recoverable based on the undiscounted cash flow forecast. Accordingly, we estimated the fair value of the operating project at $4.3 million as of March 31, 2018 and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value for the six months ended June 30, 2018.

The Company began exploring a sale and sold its remaining 0.3 MW of residential assets during the third quarter of 2017. These assets did not meet the criteria for held for sale classification as of June 30, 2017 but the Company determined that certain impairment indicators were present and as a result recognized an impairment charge of $1.4 million within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2017.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $11.4 million during the six months ended June 30, 2018, compared to the same period in 2017. This increase was primarily the result of capital additions placed in service in 2017 and the acquisition of renewable energy assets from Saeta.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Corporate-level	$56,928	$54,765	$2,163
Non-recourse:
Solar	30,256	39,523	(9,267)
Wind	22,015	42,229	(20,214)
Regulated Wind and Energy	(4,753)	—	(4,753)
Total interest expense, net	$104,446	$136,517	$(32,071)

Interest expense, net decreased by $32.1 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily driven by a decrease at our Solar and Wind segments. The decrease at our Solar segment is primarily as a result of the sale of substantially all of our solar power plants located in the U.K. in May of 2017. The decrease at our Wind segment is primarily due to a $19.7 million decrease resulting from the repayment of the remaining outstanding principal balance of a $300.0 million non-recourse portfolio term loan in the fourth quarter of 2017. Total interest expense was partially offset by a $4.8 million in the Regulated Wind and Solar segment due to a positive change of $7.6 million in the fair value of interest rate swaps acquired from Saeta during the second quarter of 2018.

Gain on Sale of Renewable Energy Facilities

As discussed in Note 2. Assets Held for Sale to our unaudited condensed consolidated financial statements, on May 11, 2017, the Company announced that Terra Operating LLC completed its previously announced sale of the U.K. Portfolio to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. The Company recognized a gain on the sale of $37.1 million within gain on sale of renewable energy facilities in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017. The Company has retained 11.1 MW of solar assets in the U.K.

Gain on Foreign Currency Exchange, net

We recognized a net gain on foreign currency exchange of $1.2 million for the six months ended June 30, 2018, primarily due to an $8.7 million net realized and unrealized gain on foreign currency derivative contracts that were partially offset by $7.7 million on the remeasurement of intercompany loans, which are primarily denominated in Euro. We recognized a net gain on foreign currency exchange of $4.6 million for the six months ended June 30, 2017, driven by a $5.2 million unrealized gain on the remeasurement of intercompany loans, which were primarily denominated in British pounds, partially offset by $0.6 million of realized and unrealized net losses on foreign currency derivatives.

Other Expenses, net

Other expenses, net was $2.5 million for the six months ended June 30, 2018 as compared to other expenses, net of $2.1 million during the same period in 2017. The balance for the six months ended June 30, 2018, included a loss of $1.5 million representing deferred financing costs written off as a result of refinancing the Company’s Term Loan.

Income Tax Expense (Benefit)

Income tax expense was $3.4 million for the six months ended June 30, 2018, compared to a benefit of $1.2 million during the same period in 2017. For the six months ended June 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively, due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of foreign and state taxes. The recognition of an income tax expense of $3.4 million for the six months ended June 30, 2018, was mostly driven by the income generated from one of the Company’s U.S portfolios, as well as from the profits of Saeta in Spain and Uruguay.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $165.4 million for the six months ended June 30, 2018, and was attributable to project-level tax equity partnerships, compared to $37.0 million for the six months ended June 30, 2017, primarily as a result of the reduction in the tax rate used in the HLBV methodology applied by the Company and described in Note 2. Summary of Significant Accounting Policies. In the calculation of the carrying values through HLBV, the Company allocated significantly lower amounts to certain non-controlling interests (i.e., tax equity investors) in order to achieve their contracted after-tax rate of return as a result of the reduction of the federal income tax rate from 35% to 21% as specified in the Tax Act.

Liquidity and Capital Resources

Capitalization

A key element to our financing strategy is to raise the majority of our debt in the form of project specific non-recourse borrowings at our subsidiaries with investment grade metrics. Going forward, we intend to primarily finance acquisitions or growth capital expenditures using long-term non-recourse debt that fully amortizes within the asset’s contracted life at investment grade metrics, as well as retained cash flows from operations and issuance of equity securities through public markets.

The following table summarizes the total capitalization and debt to capitalization percentage as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Revolving Credit Facility[1]	$451,362	$60,000
Senior Notes[2]	1,500,000	1,500,000
Term Loan[3]	348,250	350,000
Sponsor Line	86,000	—
Non-recourse long-term debt, including current portion[4]	3,610,764	1,732,516
Long-term indebtedness, including current portion[5]	$5,996,376	$3,642,516
Total stockholders’ equity and redeemable non-controlling interests	2,973,247	2,428,708
Total capitalization	$8,969,623	$6,071,224
Debt to total capitalization	67%	60%
———

(1)
Represents $442.0 million drawn under on our senior secured corporate revolving credit facility (“the Revolver”) and $9.4 million drawn under Saeta’s approximately $147.0 million revolving credit facilities.

(2)	Corporate senior notes.

(3)	Senior secured term loan facility.

(4)	Asset-specific, non-recourse borrowings and financing lease obligations secured against the assets of certain project companies.

(5)
Represents total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $72.1 million and $43.7 million of unamortized debt discounts and deferred financing costs as of June 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes corporate liquidity and available capital as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Unrestricted corporate cash	$67,344	$46,810
Project-level distributable cash	38,540	21,180
Cash available to corporate	105,884	67,990
Credit facilities:
Committed revolving credit facility[1]	747,000	450,000
Drawn portion of revolving credit facilities	(451,362)	(60,000)
Revolving line of credit commitments	(87,795)	(102,637)
Undrawn portion of Sponsor Line[2]	414,000	500,000
Available portion of credit facilities	621,843	787,363
Corporate liquidity	$727,727	$855,353
Other project-level unrestricted cash[3]	242,676	60,097
Project-level restricted cash[4]	176,876	96,700
Project-level credit commitments	5,185	2,800
Available capital	$1,152,464	$1,014,950
———

(1)	On February 6, 2018, we elected to increase the total borrowing capacity of our $450.0 million Revolver, available for revolving loans and letters of credit, to $600.0 million.

(2)
Represents a $500.0 million secured revolving credit facility we entered into pursuant to a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates that may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures. As of June 30, 2018, there was a total of $86.0 million drawn under the Sponsor Line.

(3)
Includes $54.6 million cash at a project holding company that was used on July 2, 2018, to acquire the remaining shares of Saeta pursuant to a statutory squeeze out procedure under Spanish law. The payment was funded by additional draw downs on the Sponsor Line from Brookfield.

(4)
Represents short-term and long-term restricted cash and includes $15.5 million of cash trapped at our project-level subsidiaries as of June 30, 2018 which is presented as current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date (see Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for additional details).

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2022 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after June 30, 2018, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Maturities of long-term debt and financing lease obligations[1]	$120,727	$251,675	$254,507	$696,995	$746,954	$3,925,518	$5,996,376
————

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $199.7 million of long-term debt to current as a result of debt defaults under certain of our non-recourse financing arrangements (see Note 8. Long-term Debt to our unaudited condensed consolidated financial statements for further discussion).

Cash Dividends to Investors

The following table presents cash dividends declared and paid on Class A common stock during the six months ended June 30, 2018. TerraForm Power did not declare or pay a dividend during the six months ended June 30, 2017.

	Dividends per Share	Declaration Date	Record Date	Payment Date
First Quarter	$0.19	February 6, 2018	February 28, 2018	March 30, 2018
Second Quarter	0.19	April 30, 2018	June 1, 2018	June 15, 2018

On August 13, 2018, the Board of Directors of the Company declared a third-quarter 2018 dividend with respect to its Class A common stock of $0.19 per share. The dividend is payable on September 15, 2018 to shareholders of record as of September 1, 2018.

Share Repurchase Program

On July 31, 2018, the Board of Directors of the Company authorized a program to repurchase up to 5% of the Company’s Class A common stock outstanding as of July 31, 2018, through July 31, 2019. The timing and the amount of any repurchases of common stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934. The program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. Any repurchased common stock will be held by the Company as treasury shares. The Company expects to fund any repurchases from available liquidity.

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

There were no IDR payments made by us during the six months ended June 30, 2018 and 2017.

Acquisition Payment

On July 2, 2018, we purchased the remaining 4.72% non-controlling interest in Saeta for $54.6 million funded by additional draw downs on the Sponsor Line from Brookfield.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash flows from operating activities, investing activities and financing activities, to evaluate our periodic cash flow results.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	75,485	$55,287	$20,198
Net cash (used in) provided by investing activities	(839,916)	194,355	(1,034,271)
Net cash provided by (used in) financing activities	1,059,159	(126,711)	1,185,870

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $75.5 million for the six months ended June 30, 2018, as compared to $55.3 million for the same period in the prior year. The increase in operating cash flow of $20.2 million was primarily driven by a $27.1 million decrease in cash paid for interest, which was partially offset by a $16.8 million decrease in operating revenues (excluding unrealized gains/losses on commodity contract derivatives, recognition of deferred revenue and amortization of favorable and unfavorable rate revenue contracts, net). The decrease in cash paid for interest was primarily driven by the redemption of our $950.0 million senior notes due 2023 on December 12, 2017, for which interest payments were made semi-annually in February and August of each year, including in February of 2017. On December 12, 2017, we issued $1.2 billion of new senior notes, but the first interest payment was due and paid in July 2018. Significantly higher borrowings outstanding on our corporate-level revolving credit facility during the first quarter of 2017 as compared to the first quarter of 2018, also contributed to higher interest payments in the prior year quarter. The decrease in operating revenues was primarily driven by safety, service and grid maintenance outages at our Raleigh and Bishop Hill facilities and continued challenging market conditions in Texas in the first half of 2018.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018, was $839.9 million, which was due to: (i) an $831.5 million payment to acquire the Tendered Shares of Saeta, net of cash and restricted cash acquired; (ii) a $4.1 million payment to acquire certain solar facilities from Integrys, net of cash and restricted cash acquired; (iii) the use of $10.3 million for capital expenditures; and (iv) the receipt of $6.0 million of proceeds received from a government rebate for certain costs previously incurred for capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2017, was $194.4 million, which was primarily due to $177.2 million of net proceeds received from the sale of renewable energy facilities and $15.5 million of proceeds received from a government rebate for certain costs incurred for capital expenditures.

Net Provided By (Used In) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018, was $1,059.2 million, primarily due to $650.0 million proceeds received from the private placement to affiliates of Brookfield, $86.0 million drawn on our Sponsor Line from Brookfield, and $381.8 million drawn on our revolving credit facilities, which were partially offset by $56.0 million of dividend payments to our Class A common stockholders.

Net cash used in financing activities for the six months ended June 30, 2017, was $126.7 million, primarily due to $141.6 million of principal payments and prepayments on non-recourse debt and repayments of $55.0 million on revolving credit facilities, which was partially offset by $79.8 million of proceeds received from increasing our Canadian project-level financing.

Off-Balance Sheet Arrangements

The Company enters into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 14. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements provided herein were prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, we have applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can differ from these estimates. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, are those that depend most heavily on these judgments and estimates. As of June 30, 2018, the only notable changes to the significant accounting policies described in our Annual Report on Form 10-K are with respect to our adoption of the new accounting pronouncements described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

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

Interest Rate Risk

As of June 30, 2018, the estimated fair value of our debt was $6,056.0 million and the carrying value of our debt was $5,961 million. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $87 million and $106 million, respectively.

As of June 30, 2018, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate, and thus we are exposed to fluctuations in interest rate risk. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver by $2.2 million for the six months ended June 30, 2018.

As of June 30, 2018, our non-recourse permanent financing debt was at both fixed and variable rates. 26% of the $3,499.2 million balance had a variable interest rate and the remaining 74% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap certain of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates.

Foreign Currency Risk

During the six months ended June 30, 2018 and 2017, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom, Chile, Spain, Uruguay, and Portugal with our revenues being denominated in U.S. dollars, Canadian dollars, British pounds, and Euros. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars, British pounds, and Euros.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in Euros. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in Euros would have increased or decreased our earnings by $2.5 million for the the six months ended June 30, 2018.

Commodity Risk

For certain of our wind power plans, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $9.9 million for the six months ended June 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2018 due to the previously identified material weaknesses, which continued to exist as of June 30, 2018.

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

As permitted by SEC guidance, management has not evaluated the internal controls of the recently acquired Saeta business, and therefore, management’s assessment of the Company’s internal control over financial reporting does not include an assessment of the internal control over financial reporting of Saeta.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the remediation actions discussed below. The Company continues to develop and implement its remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2017. We are continuing to address the material weaknesses and are committed to the remediation of such material weaknesses as timely as possible.

During the second quarter of 2018, we executed the following actions:

•	We continued hiring key permanent accounting, finance, and IT personnel and refining the future state organization to ensure appropriate segregation of duties and internal control accountability; and

•
We continued our effort to implement a new cloud-based accounting system. This system was deployed on August 9, 2018, and is expected to increase the efficiency of processing transactions and to produce accurate and timely information in order to address various operational and compliance needs.

PART II - Other Information

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Item 1. Note 14. Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 7, 2018. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company’s risk factors from those described in our Form 10-K for the year ended December 31, 2017, other than the following:
We are involved in costly and time-consuming litigation and other regulatory proceedings which require significant attention from our management, which involve a greater exposure to legal liability and may result in significant damage awards and which may relate to the operations of our renewable energy facilities.
We have been subject to claims arising out of our acquisition activities with respect to certain payments in connection with the acquisition of First Wind Holdings, LLC by SunEdison, as more fully described in Note 19. Commitments and Contingencies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) pursuant to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, the Company and Terra LLC and the First Wind Sellers have alleged a breach of contract with respect to the FW Purchase Agreement and that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by SunEdison’s bankruptcy and by the resignations of two SunEdison employees. The First Wind Sellers have also alleged that the Company, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. The Defendants filed a motion to dismiss the amended complaint on July 5, 2016, which was denied on February 6, 2018. The case is now proceeding to fact discovery, which is scheduled to conclude by October 31, 2018. The Company believes the First Wind Sellers’ allegations are without merit and will contest the claim and allegations vigorously. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.
We have also been and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business, including proceedings related to the operation of our renewable energy facilities. For example, individuals or groups have in the past and may in the future challenge the issuance of a permit for a renewable energy facility or may make claims related to alleged impacts of the operation of our renewable energy facilities on adjacent properties. In addition, we are named as defendants from time to time in other lawsuits and regulatory actions relating to our business, some of which may claim significant damages.
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
In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of such securities litigation in the past and we may become the target of additional securities litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could have a material adverse effect on our business.

We may not be able to successfully integrate the operations, technologies and personnel of Saeta, and to establish appropriate accounting controls in respect of Saeta, which could result in a material adverse impact on our business.
We believe the acquisition of Saeta will be accretive to cash available for distribution to our shareholders on a per share basis. However, to realize the anticipated benefits of our acquisition, the businesses of TerraForm and Saeta must be successfully combined. We may fail to realize these anticipated benefits as a result of our inability to successfully integrate the operations, technologies and personnel of Saeta into our business for a variety of reasons, including the following:

•	failure to successfully manage relationships with existing Saeta counterparties;

•	failure of existing Saeta counterparties to continue as counterparties of the combined company;

•	potential incompatibility of technologies and systems;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	the loss of key employees; and

•	potential difficulties integrating and harmonizing financial reporting systems and establishing appropriate accounting controls, reporting procedures and regulatory compliance procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in Item 1. Note 12. Stockholders’ Equity, on June 11, 2018, the Company completed a private placement of 60,975,609 unregistered shares of the Company’s Class A common stock. The proceeds of the offering were used by the Company and its subsidiaries to pay a portion of the purchase price of the tendered shares of Saeta.

As described in Item 1. Note 19. Subsequent Events, on August 3, 2018, pursuant to the Merger Agreement, the Company issued 80,084 shares of Class A common stock to Orion Holdings in connection with the net losses incurred as a result of the final resolution of the Chamblee Class Action. The net losses for the Chamblee Class Action include the $1.13 million contributed by the Company to the settlement but do not include the $13.63 million contributed by the Company’s insurers and certain attorneys’ fees that TerraForm Global, Inc. reimbursed to the Company pursuant to the insurance allocation arrangements entered into with the Company in 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
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

10.2
Class A Common Stock Purchase Agreement, dated as of June 11, 2018, by and between TerraForm Power, Inc., a Delaware corporation, Orion US Holdings 1 LP, a Delaware limited partnership, and Brookfield BRP Holdings (Canada) Inc., an Ontario corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 12, 2018).

10.3
Joinder to Registration Rights Agreement, dated as of June 11, 2018, by and between TerraForm Power, Inc., a Delaware corporation, Orion US Holdings 1 L.P., a Delaware limited partnership, and Brookfield BRP Holdings (Canada) Inc., an Ontario corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 12, 2018).

10.4
Joinder to Governance Agreement, dated as of June 11, 2018, by and between TerraForm Power, Inc., a Delaware corporation, Orion US Holdings 1 L.P., a Delaware limited partnership, and Brookfield BRP Holdings (Canada) Inc., an Ontario corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 12, 2018).

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

------
* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

By:	/s/ MATTHEW BERGER		By:	/s/ MICHAEL RAGUSA
	Name:	Matthew Berger		Name:	Michael Ragusa
	Title:	Chief Financial Officer (principal financial officer)		Title:	Chief Accounting Officer (principal accounting officer)

Date:	August 14, 2018			Date:	August 14, 2018