Form 10-Q
period 2018-09-30
TerraForm Power, Inc.
filed 2018-11-09
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 31, 2018, there were 209,141,720 shares of Class A common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements involve estimates, expectations, projections, goals, assumptions, known and unknown risks, and uncertainties and typically include words or variations of words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “estimate,” “predict,” “project,” “opportunities,” “goal,” “guidance,” “outlook,” “objective,” “forecast,” “target,” “potential,” “continue,” “would,” “will,” “should,” “could,” or “may” or other comparable terms and phrases. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future are forward-looking statements. They may include estimates of expected cash available for distribution, earnings, revenues, capital expenditures, liquidity, capital structure, future growth, financing arrangements and other financial performance items (including future dividends per share), descriptions of management’s plans or objectives for future operations, products, or services, or descriptions of assumptions underlying any of the above. Forward-looking statements provide the Company’s current expectations or predictions of future conditions, events, or results and speak only as of the date they are made. Although the Company believes its expectations and assumptions are reasonable, it can give no assurance that these expectations and assumptions will prove to have been correct and actual results may vary materially.

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

•	operating and financial restrictions placed on us and our subsidiaries related to agreements governing indebtedness;

•	risks related to our ability to successfully integrate the operations, technologies and personnel of Saeta Yield S.A.U. (“Saeta”) and to establish appropriate accounting controls in respect of Saeta;

•	the regulated rate of return of renewable energy facilities in Spain, including Saeta’s wind and solar assets, a reduction of which could have a material negative impact on our results of operations;

•	our ability to successfully identify, evaluate and consummate acquisitions;

•	our ability to integrate the projects we acquire from third parties, including Saeta, and our ability to realize the anticipated benefits from such acquisitions; and

•	our ability to implement and realize the benefit of our cost and performance enhancement initiatives, including the long-term service agreements with an affiliate of General Electric.

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in subsequent Quarterly Reports on Form 10-Q, as well as additional factors we may describe from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and you should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues, net	$246,042	$153,430	$553,477	$474,932
Operating costs and expenses:
Cost of operations	59,027	41,859	146,155	108,402
Cost of operations - affiliate	—	1,199	—	10,224
General and administrative expenses	21,334	21,664	65,483	99,644
General and administrative expenses - affiliate	3,432	2,192	10,929	6,893
Acquisition-related costs	1,655	—	7,612	—
Acquisition-related costs - affiliate	335	—	6,965	—
Impairment of renewable energy facilities	—	—	15,240	1,429
Depreciation, accretion and amortization expense	103,593	61,830	239,177	186,039
Total operating costs and expenses	189,376	128,744	491,561	412,631
Operating income	56,666	24,686	61,916	62,301
Other expenses (income):
Interest expense, net	72,416	70,232	176,862	206,749
Gain on sale of renewable energy facilities	—	—	—	(37,116)
Gain on foreign currency exchange, net	(3,070)	(1,078)	(4,257)	(5,695)
Other expenses (income), net	358	(7,015)	2,870	(4,882)
Total other expenses, net	69,704	62,139	175,475	159,056
Loss before income tax expense (benefit)	(13,038)	(37,453)	(113,559)	(96,755)
Income tax expense (benefit)	6,013	(1,099)	9,417	(2,256)
Net loss	(19,051)	(36,354)	(122,976)	(94,499)
Less: Net income attributable to redeemable non-controlling interests	12,443	4,895	15,101	10,264
Less: Net income (loss) attributable to non-controlling interests	2,096	(14,949)	(165,946)	(57,272)
Net (loss) income attributable to Class A common stockholders	$(33,590)	$(26,300)	$27,869	$(47,491)

Weighted average number of shares:
Class A common stock - Basic	209,142	92,352	173,173	92,228
Class A common stock - Diluted	209,142	92,352	173,186	92,228

(Loss) earnings per share:
Class A common stock - Basic and diluted	$(0.16)	$(0.31)	$0.16	$(0.59)

Dividends declared per share:
Class A common stock	$0.19	$—	$0.57	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(19,051)	$(36,354)	$(122,976)	$(94,499)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized gain (loss) arising during the period	446	6,535	(8,229)	12,136
Reclassification of net realized loss into earnings[1]	—	—	—	14,741
Hedging activities:
Net unrealized gain arising during the period	10,621	17,338	12,528	27,960
Reclassification of net realized (gain) loss into earnings	(5,832)	94	(6,755)	(527)
Other comprehensive income (loss), net of tax	5,235	23,967	(2,456)	54,310
Total comprehensive (loss)	(13,816)	(12,387)	(125,432)	(40,189)
Less comprehensive income attributable to non-controlling interests:
Net income attributable to redeemable non-controlling interests	12,443	4,895	15,101	10,264
Net income (loss) attributable to non-controlling interests	2,096	(14,949)	(165,946)	(57,272)
Foreign currency translation adjustments	—	1,967	—	1,250
Hedging activities	(1,801)	6,799	(3,038)	18,638
Comprehensive income (loss) attributable to non-controlling interests	12,738	(1,288)	(153,883)	(27,120)
Comprehensive (loss) income attributable to Class A common stockholders	$(26,554)	$(11,099)	$28,451	$(13,069)
———

(1)
Represents reclassification of the accumulated foreign currency translation loss for substantially all of the Company’s portfolio of solar power plants located in the United Kingdom, as the Company’s sale of these facilities closed in the second quarter of 2017 as discussed in Note 4. Acquisitions and Dispositions. The pre-tax amount of $23.6 million was recognized within gain on sale of renewable energy facilities in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$349,563	$128,087
Restricted cash	28,095	54,006
Accounts receivable, net	178,094	89,680
Prepaid expenses and other current assets	71,935	65,393
Due from affiliate	350	4,370
Total current assets	628,037	341,536

Renewable energy facilities, net, including consolidated variable interest entities of $3,119,285 and $3,273,848 in 2018 and 2017, respectively	6,555,836	4,801,925
Intangible assets, net, including consolidated variable interest entities of $761,299 and $823,629 in 2018 and 2017, respectively	2,000,893	1,077,786
Goodwill	113,701	—
Restricted cash	132,337	42,694
Other assets	145,173	123,080
Total assets	$9,575,977	$6,387,021

Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and financing lease obligations, including consolidated variable interest entities of $59,210 and $84,691 in 2018 and 2017, respectively	$454,351	$403,488
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $37,862 and $34,199 in 2018 and 2017, respectively	207,185	88,538
Deferred revenue	1,720	17,859
Due to affiliates	10,921	3,968
Total current liabilities	674,177	513,853

Long-term debt and financing lease obligations, less current portion, including consolidated variable interest entities of $908,962 and $833,388 in 2018 and 2017, respectively	5,499,731	3,195,312
Deferred revenue, less current portion	12,444	38,074
Deferred income taxes	204,157	24,972
Asset retirement obligations, including consolidated variable interest entities of $98,955 and $97,467 in 2018 and 2017, respectively	173,202	154,515
Other long-term liabilities	155,278	37,923
Total liabilities	6,718,989	3,964,649

Redeemable non-controlling interests	43,900	34,660
Stockholders' equity:
Class A common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 209,642,140 and 148,586,447 shares issued in 2018 and 2017, respectively, and 209,141,720 and 148,086,027 shares outstanding in 2018 and 2017, respectively	2,096	1,486
Additional paid-in capital	2,427,612	1,872,125
Accumulated deficit	(334,757)	(387,204)
Accumulated other comprehensive income	44,436	48,018
Treasury stock, 500,420 shares in 2018 and 2017	(6,712)	(6,712)
Total TerraForm Power, Inc. stockholders' equity	2,132,675	1,527,713
Non-controlling interests	680,413	859,999
Total stockholders' equity	2,813,088	2,387,712
Total liabilities, redeemable non-controlling interests and stockholders' equity	$9,575,977	$6,387,021

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2017	148,586	$1,486	$1,872,125	$(387,204)	$48,018	(500)	$(6,712)	$1,527,713	$1,057,301	$(198,196)	$894	$859,999	$2,387,712
Cumulative-effect adjustment[1]	—	—	—	24,578	(4,164)	—	—	20,414	—	(308)	—	(308)	20,106
Issuances of Class A common stock to affiliates	61,056	610	650,271	—	—	—	—	650,881	—	—	—	—	650,881
Stock-based compensation	—	—	161	—	—	—	—	161	—	—	—	—	161
Net income (loss)	—	—	—	27,869	—	—	—	27,869	—	(165,946)	—	(165,946)	(138,077)
Dividends	—	—	(95,625)	—	—	—	—	(95,625)	—	—	—	—	(95,625)
Other comprehensive income (loss)	—	—	—	—	582	—	—	582	—	—	(3,038)	(3,038)	(2,456)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	7,685	—	—	7,685	7,685
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(17,888)	—	—	(17,888)	(17,888)
Purchase of redeemable non-controlling interests in renewable energy facilities	—	—	(3,065)	—	—	—	—	(3,065)	—	—	—	—	(3,065)
Other	—	—	3,745	—	—	—	—	3,745	409	(500)	—	(91)	3,654
Balance as of September 30, 2018	209,642	$2,096	$2,427,612	$(334,757)	$44,436	(500)	$(6,712)	$2,132,675	$1,047,507	$(364,950)	$(2,144)	$680,413	$2,813,088
———

(1)
See Note 2. Summary of Significant Accounting Policies for discussion regarding the Company’s adoption of Accounting Standards Update (“ASU”) No. 2014-09, ASU No. 2016-08 and ASU No. 2017-12 as of January 1, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(122,976)	$(94,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	239,177	186,039
Amortization of favorable and unfavorable rate revenue contracts, net	29,477	29,459
Gain on sale of renewable energy facilities	—	(37,116)
Impairment of renewable energy facilities	15,240	1,429
Amortization of deferred financing costs and debt discounts	7,969	19,729
Unrealized (gain) loss on interest rate swaps	(11,688)	2,425
Unrealized gain on commodity contract derivatives, net	(3,845)	(1,244)
Recognition of deferred revenue	(1,344)	(11,510)
Stock-based compensation expense	161	7,049
Loss on extinguishment of debt, net	1,480	2,518
Loss on disposal of property, plant and equipment	6,764	—
Unrealized gain on foreign currency exchange, net	(9,643)	(5,275)
Deferred taxes	4,888	7,892
Other, net	453	5,978
Changes in assets and liabilities:
Accounts receivable	(18,757)	(18,860)
Prepaid expenses and other current assets	9,154	(4,997)
Accounts payable, accrued expenses and other current liabilities	(13,002)	(758)
Due to affiliates	4,158	199
Other non-current assets and liabilities, net	13,361	3,907
Net cash provided by operating activities	151,027	92,365
Cash flows from investing activities:
Capital expenditures	(15,320)	(7,472)
Proceeds from sale of renewable energy facilities, net of cash and restricted cash disposed	—	183,235
Proceeds from energy state rebate and reimbursable interconnection costs	8,224	23,621
Proceeds from the settlement of foreign currency contracts	22,429	—
Acquisition of Saeta business, net of cash and restricted cash acquired	(886,104)	—
Acquisition of renewable energy facilities from third parties, net of cash and restricted cash acquired	(4,105)	—
Net cash (used in) provided by investing activities	(874,876)	199,384

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of Class A common stock to affiliates	650,000	—
Proceeds from the Sponsor Line - affiliate	86,000	—
Repayments of the Sponsor Line - affiliate	(86,000)	—
Revolving credit facility draws	619,000	—
Revolving credit facility repayments	(200,466)	(275,000)
Term Loan principal payments	(2,625)	—
Borrowings of non-recourse long-term debt	236,381	79,835
Principal payments and prepayments on non-recourse long-term debt	(180,124)	(199,481)
Debt financing fees	(7,422)	(10,228)
Sale of membership interests and contributions from non-controlling interests in renewable energy facilities	7,685	6,935
Purchase of membership interests and distributions to non-controlling interests in renewable energy facilities	(21,792)	(23,017)
Due to/from affiliates, net	4,803	(3,097)
Net SunEdison investment	—	7,436
Payment of dividends	(95,627)	—
Recovery of related party short swing profit	2,994	—
Other financing activities	—	(1,030)
Net cash provided by (used in) financing activities	1,012,807	(417,647)
Net increase in cash, cash equivalents and restricted cash	288,958	(125,898)
Net change in cash, cash equivalents and restricted cash classified within assets held for sale	—	54,806
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,750)	3,264
Cash, cash equivalents and restricted cash at beginning of period	224,787	682,837
Cash, cash equivalents and restricted cash at end of period	$509,995	$615,009
Supplemental Disclosures:
Cash paid for interest	$170,549	$182,021
Cash paid for income taxes	667	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) is a holding company and its only material asset is an equity interest in TerraForm Power, LLC (“Terra LLC”), which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes produced by these facilities are also sold to third parties. TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC. The Company is sponsored by Brookfield Asset Management Inc. (“Brookfield”) and has an objective to acquire operating solar and wind assets in North America and Western Europe.

On October 16, 2017, BRE TERP Holdings Inc., a wholly-owned subsidiary of Orion US Holdings 1 L.P. (“Orion Holdings”), merged with and into TerraForm Power, with TerraForm Power continuing as the surviving corporation (the “Merger”). Prior to the consummation of the Merger, TerraForm Power and its subsidiaries were controlled affiliates of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company and TerraForm Global, Inc. and its subsidiaries, “SunEdison”). As a result of the consummation of the Merger, a change of control of TerraForm Power occurred, and Orion Holdings, which is a controlled affiliate of Brookfield, held 51% of the voting securities of TerraForm Power immediately following the Merger consummation. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and is now a controlled affiliate of Brookfield. As further discussed in Note 12. Stockholders’ Equity, on June 11, 2018, Orion Holdings and Brookfield BRP Holdings (Canada) Inc. (“BEP”), an Ontario Corporation and an affiliate of Brookfield, collectively purchased in a private placement a total of 60,975,609 shares of TerraForm Power’s Class A common stock for a price per share of $10.66, representing total consideration of approximately $650.0 million. As a result of this private placement, affiliates of Brookfield held approximately 65% of TerraForm Power’s Class A common stock as of September 30, 2018.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2018, results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash as Presented in the Unaudited Condensed Consolidated Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$349,563	$128,087
Restricted cash - current	28,095	54,006
Restricted cash - non-current	132,337	42,694
Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$509,995	$224,787

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

As discussed in Note 8. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the financial statement issuance date for the nine months ended September 30, 2018 and for the year ended December 31, 2017. As a result, the Company reclassified $11.7 million and $18.8 million of non-current restricted cash to current as of September 30, 2018 and December 31, 2017, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as non-current restricted cash were driven by the financing agreements. As of September 30, 2018, and December 31, 2017, $2.7 million and $21.7 million, respectively, of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the respective balance sheet date.

Non-controlling Interests - Impact of the Tax Cuts and Jobs Act Enactment

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which enacted major changes to the U.S. tax code, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Since the 21% rate enacted in December 2017 went into effect on January 1, 2018, the hypothetical liquidation at book value (“HLBV”) methodology utilized by the Company to determine the value of its non-controlling interests began to use the new rate on that date. The HLBV method is a point in time estimate that utilizes inputs and assumptions in effect at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. For the nine months ended September 30, 2018, $151.2 million of the decline in the non-controlling interests balance and a corresponding allocation of net loss attributable to non-controlling interests was driven by this reduction in the tax rate used in the HLBV methodology used by the Company. In the calculation of the carrying values through HLBV, the Company allocated significantly lower amounts to certain non-controlling interests (i.e., tax equity investors) in order to achieve their contracted after-tax rate of return as a result of the reduction of the federal income tax rate from 35% to 21% as specified in the Tax Act.

Restructuring

In connection with the consummation of the Merger and the relocation of the headquarters of the Company to New York, New York, the Company announced a restructuring plan that went into effect upon the closing of the Merger, which was substantially completed early in the third quarter of 2018. The Company recognized $0.5 million and $2.7 million of additional severance and transition bonus costs during the three and nine months ended September 30, 2018, respectively, within general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company made $2.7 million and $4.9 million of payments related to this restructuring during the three and nine months ended September 30, 2018, respectively. The balance of the accrued severance and transition bonuses was $0.5 million as of September 30, 2018.

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

The Company evaluated the impact of Topic 606 as it relates to the individual sale of RECs. In certain jurisdictions, there may be a lag between physical generation of the underlying energy and the transfer of RECs to the customer due to administrative processes imposed by state regulations. Under the Company’s previous accounting policy, revenue was recognized as the underlying electricity was generated if the sale had been contracted with the customer. Based on the framework in Topic 606, for a portion of the existing individual REC sale arrangements where the transfer of control to the customer is determined to occur upon the transfer of the RECs, the Company now recognizes revenue commensurate with the transfer of RECs to the customer as compared to the generation of the underlying energy under the previous accounting policy. Revenue recognition practices for the remainder of existing individual REC sale arrangements remain the same; that is, revenue is recognized based on the underlying generation of energy because the contracted RECs are produced from a designated facility and control of the RECs transfers to the customer upon generation of the underlying energy. The adoption of Topic 606, as it relates to the individual sale of RECs, resulted in an increase in accumulated deficit on January 1, 2018, of $20.5 million, net of tax, and net of $0.3 million and $4.5 million that was allocated to non-controlling interests and redeemable non-controlling interests, respectively. The adjustments for accumulated deficit and non-controlling interests are reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018, and the redeemable non-controlling interests adjustment is reflected within cumulative-effect adjustment in the redeemable non-controlling interests roll-forward presented above. The impact on the Company’s results of operations for the first nine months of 2018 was minimal and is expected to be minimal for the remainder of 2018.

The Company evaluated the impact of Topic 606 as it relates to the upfront sale of investment tax credits (“ITCs”) through its lease pass-through fund arrangements. The amounts allocated to the ITCs were initially recorded as deferred revenue in the consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to the ITCs was recognized annually as incentives revenue in the consolidated statement of operations based on the anniversary of each solar energy system’s placed-in-service date. The Company concluded that revenue related to the sale of ITCs through its lease pass-through arrangements should be recognized at the point in time when the related solar energy systems are placed in service. Previously, the Company recognized this revenue evenly over the five-year ITC recapture period. The Company concluded that the likelihood of a recapture event related to these assessments is remote. The adoption of Topic 606, as it relates to the upfront sale of ITCs, resulted in a decrease in accumulated deficit on January 1, 2018 of $40.9 million, net of tax, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018. The impact on the Company’s results of operations for the three and nine months ended September 30, 2018 resulted in a decrease in non-cash deferred revenue recognition of $5.0 million and $10.1 million, respectively, and is expected to result in a decrease in non-cash deferred revenue recognition of approximately $6.2 million for the remainder of 2018.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions and the classification as an equity or liability instrument will not need to be assessed under modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. Accordingly, the Company’s adoption of ASU No. 2017-09 as of January 1, 2018 did not have an impact on the Company’s historical financial statements. The Company did not change the terms or conditions of any unvested share-based payment awards outstanding during the nine months ended September 30, 2018, but will apply the impact of this standard in the future should it change the terms or conditions of any share-based payment awards.

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

The adoption of ASU 2017-12 resulted in a cumulative-effect adjustment of $4.2 million, net of tax of $1.6 million, representing a decrease in accumulated deficit and AOCI, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments - Debt Securities and ASC 980, Regulated Operations. ASU No. 2018-03 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. The adoption of ASU No. 2018-03 as of July 1, 2018 did not have an impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee’s accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. The Company expects to adopt the guidance on January 1, 2019. The issued guidance requires a modified retrospective transition approach, which requires entities to recognize and measure leases at the beginning of the earliest period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which amended the standard to give entities another option for transition. The additional transition method allows entities to initially apply the requirements of the standard in the period of adoption (January 1, 2019). The Company is assessing this transition option. The Company expects to elect certain of the practical expedients permitted in the issued standard, including the expedient that permits the Company to retain its existing lease assessment and classification. In January 2018, the FASB issued additional guidance which provides another optional transition practical expedient that allows entities to not evaluate existing and expired land easements under the new guidance at adoption if they were not previously accounted for as leases. The Company is currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts which may contain embedded leases.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes some disclosure requirements, modifies others, and adds some new disclosure requirements. The guidance is effective January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets. Capitalized implementation costs are amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the SOFR as a permissible U.S. benchmark rate. The new amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements for any future application of hedge accounting involving SOFR as a benchmark interest rate.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this ASU require reporting entities to consider indirect interests held through related parties under common control for determining whether fees paid to decision makers and service provider are variable interests. These indirect interests should be considered on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in U.S. GAAP). The guidance is effective January 1, 2020, with early adoption permitted. Entities are required to apply the amendments in this guidance retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements.

3. REVENUE

As discussed in Note 2. Summary of Significant Accounting Policies, on January 1, 2018, the Company adopted Topic 606. The following tables present revenue disaggregated by segment and major product for the three and nine months ended September 30, 2018, and provide a reconciliation of the adoption impact of Topic 606 on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, and unaudited condensed consolidated balance sheet as of September 30, 2018. There was no net impact on net cash provided by operating activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018 resulting from the adoption of Topic 606.

Topic 606 Adoption Impact on Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2018
	As Reported				Adjustments		Amounts excluding Topic 606 Adoption
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	REC Sales	ITC Sales
PPA rental income	$66,982	$35,084	$—	$102,066	$—	$—	$102,066
Commodity derivatives	—	7,469	—	7,469	—	—	7,469
PPA and market energy revenue	14,353	18,846	32,594	65,793	—	—	65,793
Capacity revenue from remuneration programs[1]	—	—	47,356	47,356	—	—	47,356
Amortization of favorable and unfavorable rate revenue contracts, net	(2,132)	(7,779)	—	(9,911)	—	—	(9,911)
Energy revenue	79,203	53,620	79,950	212,773	—	—	212,773
Incentive revenue	15,680	3,343	14,246	33,269	2,318	4,958	40,545
Operating revenues, net	94,883	56,963	94,196	246,042	2,318	4,958	253,318
Operating costs and expenses				189,376	—	—	189,376
Operating income				56,666	2,318	4,958	63,942
Other expenses, net				69,704	—	—	69,704
(Loss) income before income tax expense				(13,038)	2,318	4,958	(5,762)
Income tax expense				6,013	—	—	6,013
Net loss				$(19,051)	$2,318	$4,958	$(11,775)

	Nine Months Ended September 30, 2018
	As Reported				Adjustments		Amounts excluding Topic 606 Adoption
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	REC Sales	ITC Sales
PPA rental income	$159,116	$138,396	$—	$297,512	$—	$—	$297,512
Commodity derivatives	—	39,917	—	39,917	—	—	39,917
PPA and market energy revenue	34,318	31,897	38,909	105,124	—	—	105,124
Capacity revenue from remuneration programs[1]	—	—	59,327	59,327	—	—	59,327
Amortization of favorable and unfavorable rate revenue contracts, net	(6,075)	(23,403)	—	(29,478)	—	—	(29,478)
Energy revenue	187,359	186,807	98,236	472,402	—	—	472,402
Incentive revenue	50,568	13,261	17,246	81,075	5,344	10,074	96,493
Operating revenues, net	237,927	200,068	115,482	553,477	5,344	10,074	568,895
Operating costs and expenses				491,561	—	—	491,561
Operating income				61,916	5,344	10,074	77,334
Other expenses, net				175,475	—	—	175,475
Loss before income tax expense				(113,559)	5,344	10,074	(98,141)
Income tax expense				9,417	—	—	9,417
Net (loss) income				$(122,976)	$5,344	$10,074	$(107,558)
———

(1)	Represents the remuneration related to the Company’s investments associated with its renewable energy facilities in Spain, as discussed below in “Regulated solar and wind revenue”.

Topic 606 Adoption Impact on Unaudited Condensed Consolidated Balance Sheet

	As of September 30, 2018
	As Reported	Adjustments		Amounts excluding Topic 606 Adoption
(In thousands)		REC Sales	ITC Sales
Accounts receivable, net	$178,094	$30,619	$—	$208,713
Other current assets	449,943	—	—	449,943
Total current assets	628,037	30,619	—	658,656
Non-current assets	8,947,940	—	—	8,947,940
Total assets	$9,575,977	$30,619	$—	$9,606,596

Deferred revenue	$1,720	$—	$16,310	$18,030
Other current liabilities	672,457	—	—	672,457
Total current liabilities	674,177	—	16,310	690,487
Deferred revenue, less current portion	12,444	—	14,513	26,957
Other non-current liabilities	6,032,368	—	—	6,032,368
Total liabilities	6,718,989	—	30,823	6,749,812
Redeemable non-controlling interests and total stockholders’ equity	2,856,988	30,619	(30,823)	2,856,784
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$9,575,977	$30,619	$—	$9,606,596

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

Solar and wind PPA revenue

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

For the three and nine months ended September 30, 2018, the Company’s energy revenue from PPA contracts with solar and wind customers was $33.2 million and $66.2 million, respectively, which does not include the market energy sales from the regulated solar and wind segment discussed below. As of September 30, 2018, the Company’s receivable balances related to PPA contracts with solar and wind customers was approximately $15.2 million. Trade receivables for PPA contracts are reflected in accounts receivable, net in the unaudited condensed consolidated balance sheets. The Company typically receives payment within 30 days for invoiced PPA revenue. The Company does not have any other significant contract asset or liability balances related to PPA revenue.

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

The Company has a stand-ready performance obligation to deliver capacity in the Spanish electricity market in which these renewable energy facilities are located. Proceeds received by the Company from the customer in exchange for capacity are determined by a remuneration on an investment (“Ri”) per unit of installed capacity that is determined by Spanish regulators. The Company satisfies its performance obligation for capacity under a time-based measure of progress and recognizes revenue by allocating the total annual consideration evenly to each month of service.

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

For the three and nine months ended September 30, 2018, regulated solar and wind revenue with customers was $94.2 million and $115.5 million, respectively. As of September 30, 2018, the Company’s receivable balance with customers from regulated solar and wind revenue was $93.8 million. The Company does not have any other significant contract asset or liability balances related to regulated solar and wind revenue.

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

Solar and wind incentive revenue

The Company generates incentive revenue from individual incentive agreements relating to the sale of RECs and performance-based incentives (“PBIs”) to third-party customers that are not bundled with the underlying energy output. The majority of individual REC sales reflect a fixed quantity, fixed price structure over a specified term. The Company views REC products in these arrangements as distinct performance obligations satisfied at a point in time. Since the REC products delivered to the customer are not linked to the underlying generation of a specified facility, these RECs are now recognized into revenue when delivered and invoiced under Topic 606. This was a change from the Company’s prior year accounting policy which recognized REC sales upon underlying electricity generation as discussed in Note 2. Summary of Significant Accounting Policies. The impact of the adoption resulted in a decrease in operating revenues, net of $2.3 million and $5.3 million during the three and nine months ended September 30, 2018, respectively. Incentive revenues yet to be earned for fixed price incentive contracts are expected to be $71.3 million and recognized between 2018 and 2031. The Company typically receives payment within 30 days of invoiced REC revenue.

For certain incentive contract arrangements, the quantity delivered to the customer is linked to a specific facility. Similar to PPA revenues under Topic 606, the pattern of revenue recognition for these incentive arrangements is recognized over time coinciding with the underlying revenue generation which is consistent with the Company’s policy prior to the adoption of Topic 606. For the three and nine months ended September 30, 2018, the Company’s incentive revenue from facility-linked contracts with customers was $8.8 million and $23.2 million respectively. Revenue accruals for facility linked incentive contracts within accounts receivable, net were $6.4 million as of September 30, 2018. The Company applied the practical expedient in Topic 606 to its variable consideration incentive contract arrangements where revenues are linked to the underlying generation of the renewable energy facilities, and accordingly does not disclose the value of unsatisfied performance obligations for contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Prior to the adoption of Topic 606, the Company deferred sales of ITCs through its lease pass-through fund arrangements as a deferred revenue liability in the unaudited condensed consolidated balance sheet. As discussed in Note 2. Summary of Significant Accounting Policies, the Company now recognizes revenue related to the sales of ITCs at the point in time when the related solar energy systems are placed in service. The Company concluded that the likelihood of a recapture event related to these assessments is remote. Under Topic 605, the Company would have recognized an increase of $5.0 million and $10.1 million in non-cash deferred revenue within operating revenues, net for the three and nine months ended September 30, 2018, respectively. The remaining deferred revenue balance in the unaudited condensed consolidated balance sheet as of September 30, 2018, consisted of upfront government incentives of $8.9 million and contract liabilities of $5.2 million related to performance obligations that have not yet been satisfied. These contract liabilities represent advanced customer receipts primarily related to future REC deliveries that are recognized into revenue under Topic 606. The amount of revenue recognized during the three and nine months ended September 30, 2018 related to contract liabilities was $0.3 million and $1.0 million, respectively.

4. ACQUISITIONS AND DISPOSITIONS

Acquisition of Saeta

On February 7, 2018, the Company announced that it intended to launch a voluntary tender offer (the “Tender Offer”) to acquire 100% of the outstanding shares of Saeta, a Spanish renewable power company with 1,028 MW of wind and solar facilities (approximately 250 MW of solar and 778 MW of wind) located primarily in Spain. The Tender Offer was for €12.20 in cash per share of Saeta. On June 8, 2018, the Company announced that Spain’s National Securities Market Commission confirmed an over 95% acceptance of shares of Saeta in the Tender Offer (the “Tendered Shares”). On June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion and $1.91 billion of project-level debt assumed. With 95.28% of the shares of Saeta acquired, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of the shares of Saeta for $54.6 million.

The Company funded the $1.12 billion purchase price of the Tendered Shares with $650.0 million of proceeds from the private placement of its Class A common stock to Orion Holdings and BEP as discussed in Note 1. Basis of Presentation and Note 12. Stockholders’ Equity, along with approximately $471 million from its existing liquidity, including (i) the proceeds of a $30.0 million draw on its Sponsor Line (as defined in Note 8. Long-term Debt), (ii) a $359.0 million draw on the Company’s Revolver (as defined in Note 8. Long-term Debt), and (iii) approximately $82 million of cash on hand. The Company funded the purchase of the remaining approximately 4.72% non-controlling interest in Saeta using $54.6 million of the total proceeds from an additional draw on its Sponsor Line.

As discussed in Note 2. Summary of Significant Accounting Policies, the Company accounted for the acquisition of Saeta under the acquisition method of accounting for business combinations. The final accounting for the Saeta acquisition has not been completed because the evaluation necessary to assess the fair values of acquired assets and assumed liabilities is still in process. The provisional amounts for this acquisition are subject to revision until these evaluations are completed. The preliminary allocation of the acquisition-date fair values of assets, liabilities and redeemable non-controlling interests pertaining to this business combination as of September 30, 2018, were as follows:

(In thousands)	Saeta
Renewable energy facilities in service	$1,988,993
Accounts receivable	91,343
Intangible assets	993,274
Goodwill	115,084
Other assets	43,402
Total assets acquired	3,232,096
Accounts payable, accrued expenses and other current liabilities	93,032
Long-term debt, including current portion	1,906,831
Deferred income taxes	174,174
Asset retirement obligations	11,454
Derivative liabilities[1]	137,002
Other long-term liabilities	23,002
Total liabilities assumed	2,345,495
Redeemable non-controlling interests[2]	55,117
Purchase price, net of cash and restricted cash acquired[3]	$831,484
———

(1)	Derivative liabilities are included within other long-term liabilities in the unaudited condensed consolidated balance sheets.

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

The results of operations of Saeta are included in the Company’s consolidated results since the date of acquisition. The operating revenues and net income of Saeta reflected in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2018 were $107.9 million and $21.8 million, respectively, and for the nine months ended September 30, 2018 were $132.5 million and $33.4 million, respectively.

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

	Saeta
	Fair Value (In thousands)	Weighted Average Amortization Period (In years)[1]
Intangible assets - concessions and licenses	$993,274	17 years
———

(1)
For purposes of this disclosure, the weighted average amortization period is determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset and liability class.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the Saeta acquisition, as if the transaction had occurred on January 1, 2017. The pro forma net loss includes interest expense related to incremental borrowings used to finance the transaction and adjustments to depreciation and amortization expense for the valuation of renewable energy facilities and intangible assets. The pro forma net loss for the three and nine months ended September 30, 2018, excludes the impact of acquisition related costs disclosed below. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

	Nine Months Ended September 30,
(In thousands)	2018	2017
Total operating revenues, net	$740,066	$749,814
Net loss	(108,314)	(82,599)

Acquisition Costs

Acquisition costs incurred by the Company for the three and nine months ended September 30, 2018, were $2.0 million and $14.6 million, respectively. Costs related to affiliates included in these balances were $0.3 million and $7.0 million, respectively. There were no acquisition costs incurred by the Company for the three and nine months ended 2017. These costs are reflected as acquisition-related costs and acquisition-related costs - affiliate (see Note 15. Related Parties) in the unaudited condensed consolidated statements of operations and are excluded from the unaudited pro forma net loss amount disclosed above.

U.K. Portfolio Sale

On May 11, 2017, the Company announced that TerraForm Power Operating, LLC (“Terra Operating LLC”) completed its sale of substantially all of its portfolio of solar power plants located in the United Kingdom (24 operating projects representing an aggregate 365.0 MW, the “U.K. Portfolio”) to Vortex Solar UK Limited, a renewable energy platform managed by the private equity arm of EFG Hermes, an investment bank. Terra Operating LLC received approximately $214.1 million of proceeds from the sale, which was net of transaction expenses of $3.9 million and distributions taken from the U.K. Portfolio after announcement and before closing of the sale. The Company also disposed of $14.8 million of cash and cash equivalents and $21.8 million of restricted cash as a result of the sale. The proceeds were used for the reduction of the Company's indebtedness (a $30.0 million prepayment for a non-recourse portfolio term loan and the remainder was applied towards revolving loans outstanding under its senior secured corporate-level revolving credit facility). The sale also resulted in a reduction in the Company's non-recourse project debt by approximately £301 million British Pounds (“GBP”) at the U.K. Portfolio level. The Company recognized a gain on the sale of $37.1 million, which is reflected within gain on sale of renewable energy facilities in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017. The Company has retained one 11.1 MW solar project in the United Kingdom.

Residential Portfolio Sale

In the first nine months of 2017, the Company closed on the sale of 100% of the membership interests of Enfinity Colorado DHA 1, LLC, a Colorado limited liability company that owns and operates 2.5 MW of solar installations situated on the roof of public housing units located in Colorado and owned by the Denver Housing Authority, and 100% of the membership interests of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company that owns and operates 8.9 MW of rooftop solar installations, to Greenbacker Residential Solar II, LLC. The Company received proceeds of $1.1 million and $6.0 million in the second and third quarter of 2017, respectively, as a result of the sale of these companies and also disposed of $0.6 million of cash and cash equivalents and $0.8 million of restricted cash in the nine months of 2017. The Company recorded an impairment charge in the fourth quarter of 2016 when it was determined that these assets met the criteria for held for sale classification, and there was no additional loss recognized during 2017 as a result of these sales.

5. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consists of the following:

(In thousands)	September 30, 2018	December 31, 2017
Renewable energy facilities in service, at cost[1]	$7,309,599	$5,378,462
Less: accumulated depreciation - renewable energy facilities	(763,154)	(578,474)
Renewable energy facilities in service, net	6,546,445	4,799,988
Construction in progress - renewable energy facilities	9,391	1,937
Total renewable energy facilities, net	$6,555,836	$4,801,925
———
(1) The increase in renewable energy facilities is primarily due to the acquisition of Saeta. See Note 4. Acquisitions and Dispositions.

Depreciation expense related to renewable energy facilities was $79.2 million and $194.2 million for the three and nine months respectively ended September 30, 2018, as compared to $53.4 million and $160.0 million for the same periods in the prior year.

For the periods presented above, construction in progress primarily represents initial costs incurred for the construction of a new battery energy storage system for one of the Company’s wind power plants, for which construction began in the fourth quarter of 2017.

Impairment Charges

The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has a REC sales agreement with a customer expiring December 31, 2021 that is significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract would likely result in a significant decrease in expected revenues for this operating project. The Company’s analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and the carrying amount of $19.5 million as of March 31, 2018 was no longer considered recoverable based on an undiscounted cash flow forecast. The Company estimated the fair value of the operating project at $4.3 million as of March 31, 2018 and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value, which is reflected within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. The Company used an income approach methodology of valuation to determine fair value by applying a discounted cash flow method to the forecasted cash flows of the operating project, which was categorized as a Level 3 fair value measurement due to the significance of unobservable inputs. Key estimates used in the income approach included forecasted power and incentive prices, customer renewal rates, operating and maintenance costs and the discount rate.

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

6. INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of September 30, 2018:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Concession and licensing contracts[1]	17 years	$981,333	$(16,683)	$964,650
Favorable rate revenue contracts	14 years	714,678	(132,396)	582,282
In-place value of market rate revenue contracts	18 years	535,503	(94,414)	441,089
Favorable rate land leases	16 years	15,800	(2,928)	12,872
Total intangible assets, net		$2,247,314	$(246,421)	$2,000,893

Unfavorable rate revenue contracts	7 years	$33,144	$(17,834)	$15,310
Unfavorable rate operations and maintenance contracts	1 year	5,000	(3,490)	1,510
Unfavorable rate land lease	14 years	1,000	(204)	796
Total intangible liabilities, net[2]		$39,144	$(21,528)	$17,616

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2017:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable rate revenue contracts	15 years	$718,639	$(102,543)	$616,096
In-place value of market rate revenue contracts	19 years	521,323	(73,104)	448,219
Favorable rate land leases	17 years	15,800	(2,329)	13,471
Total intangible assets, net		$1,255,762	$(177,976)	$1,077,786

Unfavorable rate revenue contracts	7 years	$35,086	$(16,030)	$19,056
Unfavorable rate operations and maintenance contracts	2 years	5,000	(2,552)	2,448
Unfavorable rate land lease	15 years	1,000	(162)	838
Total intangible liabilities, net[2]		$41,086	$(18,744)	$22,342
———

(1)	See Note.4 Acquisitions and Dispositions for a discussion of the intangible assets related to Saeta.

(2)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

Amortization expense related to concessions and licensing contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and nine months ended September 30, 2018, amortization expense related to concessions and licensing contracts was $13.8 million and $16.7 million, respectively. No amortization expense was recorded for the same periods in 2017.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and nine months ended September 30, 2018, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.9 million and $29.5 million, respectively, as compared to a $10.0 million and $29.5 million reduction of operating revenues, net for the same periods in 2017.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and nine months ended September 30, 2018, amortization expense related to the in-place value of market rate revenue contracts was $4.7 million and $21.6 million, respectively, as compared to $6.4 million and $19.4 million for the same periods in the prior year.

Amortization expense related to favorable rate land leases is reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease and unfavorable rate operations and maintenance (“O&M”) contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three and nine months ended September 30, 2018, net amortization related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts resulted in an increase of cost of operations of $0.1 million and $0.4 million, respectively, as compared to a $0.1 million decrease and $0.4 million decrease in cost of operations for the same periods in the prior year.

See Note 4. Acquisitions and Dispositions for discussion of goodwill related to the Saeta acquisition.

7. VARIABLE INTEREST ENTITIES

The Company consolidates variable interest entities (“VIEs”) in renewable energy facilities when the Company is the primary beneficiary. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse project-level debt. As a result of the Company's sale of TerraForm Resi Solar Manager, LLC, a subsidiary of the Company that owned and operated 8.9 MW of residential rooftop solar installations, during the second quarter of 2017, the related assets and liabilities of this VIE were deconsolidated. No other VIEs were deconsolidated during the nine months ended September 30, 2018 and 2017.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Current assets	$124,690	$142,403
Non-current assets	3,987,032	4,155,558
Total assets	$4,111,722	$4,297,961
Current liabilities	$97,140	$119,021
Non-current liabilities	1,055,560	975,839
Total liabilities	$1,152,700	$1,094,860

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

8. LONG-TERM DEBT

Long-term debt, including affiliate amounts, consists of the following:

(In thousands, except interest rates)	September 30, 2018	December 31, 2017	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$500,000	$500,000	Fixed	4.25	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63	Senior notes
Senior Notes due 2028	700,000	700,000	Fixed	5.00	Senior notes
Revolver[3]	487,810	60,000	Variable	5.13	Revolving loan
Term Loan[4]	347,375	350,000	Variable	4.24	Term debt
Non-recourse long-term debt[5]:
Permanent financing	3,553,349	1,616,729	Blended[6]	4.83[7]	Term debt / Senior notes
Financing lease obligations	108,560	115,787	Imputed	5.59[7]	Financing lease obligations
Total principal due for long-term debt and financing lease obligations	5,997,094	3,642,516		4.90[7]
Unamortized discount, net	(16,315)	(19,027)
Deferred financing costs, net	(26,742)	(24,689)
Less: current portion of long-term debt and financing lease obligations	(454,306)	(403,488)
Long-term debt and financing lease obligations, less current portion	$5,499,731	$3,195,312
———

(1)	As of September 30, 2018.

(2)
Corporate-level debt represents debt issued by Terra Operating LLC and guaranteed by Terra LLC and certain subsidiaries of Terra Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements (exception for certain unencumbered non-recourse subsidiaries).

(3)
On February 6, 2018, Terra Operating LLC elected to increase the total borrowing capacity of its $450.0 million senior secured revolving credit facility (the “Revolver”), available for revolving loans and letters of credit, to $600.0 million. On October 5, 2018, Terra Operating LLC entered into an amendment to the Revolver (see Note 19. Subsequent Events). The September 30, 2018 balance includes $5.8 million drawn on an approximately $139.0 million revolving credit facility obtained by Saeta, as well as other credit facilities of Saeta. On October 26, 2018, Saeta repaid the outstanding balance under its revolving credit facility and terminated such facility.

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

(6)
Includes fixed rate debt and variable rate debt. As of September 30, 2018, 44% of this balance had a fixed interest rate and the remaining 56% of this balance had a variable interest rate. The Company entered into interest rate swap agreements to fix the interest rates of a majority of the variable rate permanent financing non-recourse debt (see Note 10. Derivatives).

(7)	Represents the weighted average interest rate as of September 30, 2018.

Non-recourse Debt Defaults

As of September 30, 2018 and December 31, 2017, the Company reclassified $193.9 million and $239.7 million, respectively, of the Company’s non-recourse long-term indebtedness, net of unamortized deferred financing costs, to current in the unaudited condensed consolidated balance sheets due to defaults still remaining as of the respective financial statement issuance date, which primarily consists of indebtedness of the Company’s renewable energy facility in Chile. The Company continues to amortize deferred financing costs and debt discounts over the maturities of the respective financing agreements as before the violations, as the Company believes there is a reasonable likelihood that it will be able to successfully negotiate a waiver with the lenders and/or cure the defaults. The Company based this conclusion on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure a waiver, (iii) the Company’s timely servicing of these debt instruments and (iv) the fact that no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lenders election to enforce project security interests.

Refer to Note 2. Summary of Significant Accounting Policies for discussion of corresponding restricted cash reclassifications to current as a result of these defaults. There were no corresponding interest rate swap reclassifications needed as a result of these remaining defaults.

Non-recourse Project Financing

On June 6, 2018, one of the Company’s subsidiaries entered into a new non-recourse debt financing agreement, whereby it issued $83.0 million of 4.59% senior notes, secured by approximately 73 MW of utility-scale solar power plants located in Utah, Florida, Nevada and California that are owned by the Company's subsidiary. The proceeds of this financing were used to fund a portion of the acquisition of Saeta. The non-recourse senior notes mature on August 31, 2040 and amortize on a 22-year sculpted amortization schedule.

On September 28, 2018, one of the Company’s subsidiaries entered into a new non-recourse debt financing agreement whereby it issued $78.8 million of 4.64% senior notes, secured by approximately 51 MW of utility-scale and distributed-generation solar power plants located in New York, New Jersey, Massachusetts, North Carolina, Colorado and California that are owned by the Company’s subsidiaries. The majority of the proceeds of this financing were used to repay a portion of the Revolver in October of 2018. The non-recourse senior notes mature on December 31, 2032 and amortize on a 14-year sculpted amortization schedule.

On September 28, 2018, one of the Company’s subsidiaries entered into a new non-recourse debt refinancing arrangement whereby it issued approximately 50.0 million Euro of notes secured by 48 MW of utility-scale wind power plants located in Spain. The new notes consist of 30.0 million Euro Tranche A (the equivalent of approximately $35.0 million on the closing date) maturing in 9.5 years and 20.0 million Euro Tranche B (the equivalent of approximately $23.0 million on the closing date) maturing in 12.5 years. Tranche A bears interest at a rate per annum equals to six-month Euribor plus an applicable margin of 1.70% for the first five years and 1.15% thereafter. Tranche B bears a fixed interest rate of 2.84%. The net proceeds of this refinancing arrangement were used to repay a portion of the outstanding credit facilities. Both tranches amortize on a sculpted amortization schedule. The Company entered into interest rate swap agreements with counterparties to economically hedge greater than 90% of the cash flows associated with the debt, paying a fixed rate of 3.78% for the first five years and 1.15% for the following two years. In return, the counterparties agreed to pay the variable interest payments to the lenders.

Saeta Indebtedness

In relation to the acquisition of Saeta, as discussed in Note 4. Acquisitions and Dispositions, the Company assumed total indebtedness of $1.91 billion, predominantly comprised of non-recourse project financing from commercial banks secured by Saeta’s solar and wind power plants. The interest rates applicable to this assumed indebtedness ranged between 1.11% and 6.01% as of September 30, 2018. As of September 30, 2018, all required change of control consents in respect of this indebtedness were received by the Company.

Brookfield Sponsor Line

On October 16, 2017, TerraForm Power entered into a credit agreement with Brookfield and one of its affiliates as lenders that established a $500.0 million secured revolving credit facility (the “Sponsor Line”) and provides for the lenders to commit to make LIBOR loans to the Company during a period not to exceed three years from the effective date of the agreement (subject to acceleration for certain specified events). The Company may only use the Sponsor Line to fund all or a portion of certain funded acquisitions or growth capital expenditures. During the nine months ended September 30, 2018, the Company drew $86.0 million primarily to fund the Saeta acquisition, under the Sponsor Line, which the Company repaid.

Maturities

The aggregate contractual principal payments of long-term debt due after September 30, 2018, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Maturities of long-term debt[1]	$90,947	$257,488	$256,380	$259,267	$751,624	$4,381,388	$5,997,094
———

(1)
Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $193.9 million of long-term debt to current as a result of debt defaults under certain of the Company’s non-recourse financing arrangements.

9. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2018	2017	2018	2017
Loss before income tax expense (benefit)	$(13,038)	$(37,453)	$(113,559)	$(96,755)
Income tax expense (benefit)	6,013	(1,099)	9,417	(2,256)
Effective tax rate	(46.1)%	2.9%	(8.3)%	2.3%

As of September 30, 2017, TerraForm Power owned 65.8% of Terra LLC and consolidated the results of Terra LLC through its controlling interest. The Company recorded SunEdison’s 34.2% ownership of Terra LLC as a non-controlling interest in the financial statements. Terra LLC is treated as a partnership for income tax purposes. As such, for the nine months ended September 30, 2017, the Company recorded income tax on its 65.8% of Terra LLC’s taxable income and SunEdison recorded income tax on its 34.2% share of Terra LLC’s taxable income. On October 16, 2017, pursuant to the settlement agreement the Company entered into with SunEdison on March 6, 2017 (the “Settlement Agreement”), SunEdison transferred its interest in Terra LLC to TerraForm Power. As a result, TerraForm Power now owns 100% of the capital and profits interest in Terra LLC, except for the incentive distribution rights (“IDRs”) which are owned by BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect wholly-owned subsidiary of Brookfield, and the Company recorded income tax on its 100% share of Terra LLC’s taxable income for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35% in 2018 and 2017, respectively, primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of foreign and state taxes. As of September 30, 2018, most jurisdictions were in a gross deferred tax asset position, prior to recording any valuation allowance, except for Spain, Portugal and Uruguay (see Note 4. Acquisitions and Dispositions for deferred tax liabilities assumed in connection with the acquisition of Saeta). A valuation allowance is recorded against certain deferred tax assets in the U.S. (except for one portfolio), Chile and certain other jurisdictions, primarily because of the history of losses in those jurisdictions. The recognition of an income tax expense of $6.0 million and $9.4 million for the three and nine months ended September 30, 2018, respectively, was mostly driven by the income generated from the profits of Saeta in Spain and Uruguay and one of the Company’s portfolios in the U.S. As of September 30, 2018, the Company had not identified any uncertain tax positions for which a liability was required.

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

10. DERIVATIVES

As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, foreign currency contracts and commodity contracts to mitigate interest rate, foreign currency and commodity price exposure. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, Derivatives and Hedging, the Company designates its derivative instruments as cash flow hedges or net investment hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity contracts to economically hedge price variability inherent in electricity sales arrangements. The objectives of the commodity contracts are to minimize the impact of variability in spot electricity prices and stabilize estimated revenue streams. The Company does not use derivative instruments for speculative purposes.

As of September 30, 2018 and December 31, 2017, fair values of the following derivative instruments were included in the balance sheet captions indicated below:

	Fair Value of Derivative Instruments[1]
	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
(In thousands)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Derivatives	Counterparty Netting[2]	Net Derivatives
As of September 30, 2018
Prepaid expenses and other current assets	$1,670	$—	$1,228	$—	$1,781	$12,092	$16,771	$(58)	$16,713
Other assets	13,878	—	40,579	29	594	47,520	102,600	(248)	102,352
Total assets	$15,548	$—	$41,807	$29	$2,375	$59,612	$119,371	$(306)	$119,065
Accounts payable, accrued expenses and other current liabilities	$456	$43	$—	$37,786	$—	$—	$38,285	$(58)	$38,227
Other long-term liabilities	1,279	417	—	82,616	46	—	84,358	(248)	84,110
Total liabilities	$1,735	$460	$—	$120,402	$46	$—	$122,643	$(306)	$122,337

As of December 31, 2017
Prepaid expenses and other current assets	$—	$—	$8,961	$—	$63	$12,609	$21,633	$(63)	$21,570
Other assets	4,686	—	71,307	—	—	14,787	90,780	—	90,780
Total assets	$4,686	$—	$80,268	$—	$63	$27,396	$112,413	$(63)	$112,350
Accounts payable, accrued expenses and other current liabilities	$2,490	$—	$—	$197	$99	$—	$2,786	$(63)	$2,723
Other long-term liabilities	4,796	—	—	404	—	—	5,200	—	5,200
Total liabilities	$7,286	$—	$—	$601	$99	$—	$7,986	$(63)	$7,923
———

(1)	Fair value amounts are shown before the effects of counterparty netting adjustments.

(2)	Represents netting of derivative exposures covered by qualifying master netting agreements.

As of September 30, 2018 and December 31, 2017, the Company had posted letters of credit in the amount of $15.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of September 30, 2018 and December 31, 2017 related to the Company’s derivative transactions.

As of September 30, 2018 and December 31, 2017, notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps (USD)	367,073	395,986
Interest rate swaps (CAD)	148,002	156,367
Foreign currency contracts (CAD)	72,400	—
Foreign currency contracts (EUR)	300,000	—
Commodity contracts (MWhs)	6,197	15,579
Derivatives not designated as hedging instruments:
Interest rate swaps (USD)	12,604	13,520
Interest rate swaps (EUR)[1]	1,061,456	—
Foreign currency contracts (EUR)[2]	640,200	—
Foreign currency contracts (CAD)	—	9,875
Commodity contracts (MWhs)	9,032	987
————

(1)
Represents the notional amount of the interest rate swaps acquired from Saeta to economically hedge the interest rate payments on non-recourse debt. The Company did not designate these derivatives as hedging instruments as of September 30, 2018.

(2)
Represents the notional amount of foreign exchange contracts used to economically hedge portions of the Company’s foreign exchange risk associated with Euro-denominated intercompany loans. The Company did not designate these derivatives as hedging instruments as of September 30, 2018.

The Company elected to present all derivative assets and liabilities on a net basis on the balance sheet as a right to set-off exists. The Company enters into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements with its counterparties. An ISDA Master Agreement is an agreement governing multiple derivative transactions between two counterparties that typically provides for the net settlement of all, or a specified group, of these derivative transactions through a single payment, and in a single currency, as applicable. A right to set-off typically exists when the Company has a legally enforceable ISDA Master Agreement. No amounts were netted for commodity contracts as of September 30, 2018 or December 31, 2017.

Gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2018	2017	2018	2017
Interest rate swaps	Interest expense, net	$4,737	$27	$(3,252)	$3,219
Foreign currency contracts	(Gain) loss on foreign currency exchange, net	(4,348)	457	(16,914)	1,017
Commodity contracts	Operating revenues, net	(3,880)	(1,371)	(21,374)	(7,062)

During the second quarter of 2018, the Company discontinued hedge accounting for certain long-dated commodity contracts as they were no longer considered highly effective in offsetting the cash flows associated with the underlying risk being hedged. Long-term electricity prices in the related market declined significantly during the second quarter of 2018, causing the derivative contracts to have intrinsic value and thus negatively impacting the effectiveness of the intrinsic value being hedged. Hedge accounting was prospectively discontinued effective April 1, 2018, with changes in fair value recorded in earnings. The gains in AOCI as of March 31, 2018, which amounted to $44.3 million, are currently being amortized through earnings over the term of these contracts, the last of which expires in 2023. The balance of the accumulated gains deferred in AOCI as of September 30, 2018, was $40.6 million. During the three and nine months ended September 30, 2018, the total gains related to these commodity contracts were $6.6 million and $31.4 million, respectively, recorded in the unaudited condensed consolidated statement of operations within operating revenue, net, as compared to $4.1 million and $15.3 million for the same periods in the prior year.

Gains and losses recognized related to interest rate swaps, foreign currency contracts and commodity contracts designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,
Derivatives in Cash Flow and Net Investment Hedging Relationships	Gain (Loss) Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach[2]		Location of Amount Reclassified from AOCI into Income	(Gain) Loss Included in the Assessment of Effectiveness Reclassified from AOCI into Income[3]		(Gain) Loss Excluded from the Assessment of Effectiveness that is Amortized through Earnings[2]
(In thousands)	2018	2017	2018	2017		2018	2017	2018	2017
Interest rate swaps	$4,107	$1,353	$—	$—	Interest expense, net	$263	$519	$—	$(315)
Foreign currency contracts	3,549	—	—	—	Gain on foreign currency exchange, net	—	—	—	—
Commodity contracts	4,645	15,985	—	—	Operating revenues, net	(5,019)	(425)	(251)	(5,316)
Total	$12,301	$17,338	$—	$—		$(4,756)	$94	$(251)	$(5,631)
————

(1)
Net of tax benefit of zero and $0.3 million attributed to interest rate swaps during the three months ended September 30, 2018 and 2017, respectively. Net of tax benefit of zero and $0.8 million attributed to commodity contracts during the three months ended September 30, 2018 and 2017, respectively.

(2)
As a result of the adoption of ASU No. 2017-12 effective January 1, 2018 (see Note 2. Summary of Significant Accounting Policies), certain gains and losses were excluded from the assessment of effectiveness that are being amortized through earnings for the three months ended September 30, 2018. No such amounts existed for the three months ended September 30, 2017 prior to the adoption of ASU No. 2017-12.

(3)
Net of tax benefit of zero and $0.7 million attributed to interest rate swaps during the three months ended September 30, 2018 and 2017, respectively. Net of tax expense of zero and $0.7 million attributed to commodity contracts during the three months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
Derivatives in Cash Flow and Net Investment Hedging Relationships	Gain (Loss) Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach[2]		Location of Amount Reclassified from AOCI into Income	(Gain) Loss Included in the Assessment of Effectiveness Reclassified from AOCI into Income[3]		(Gain) Loss Excluded from the Assessment of Effectiveness that is Amortized through Earnings[2]
(In thousands)	2018	2017	2018	2017		2018	2017	2018	2017
Interest rate swaps	$14,627	$(1,899)	—	$—	Interest expense, net	$1,236	$3,163	$—	$(963)
Foreign currency contracts	3,549	—	—	—	Gain on foreign currency exchange, net	—	—	—	—
Commodity contracts	(2,834)	29,859	735	—	Operating revenues, net	(7,061)	(3,690)	(930)	(5,340)
Total	$15,342	$27,960	$735	$—		$(5,825)	$(527)	$(930)	$(6,303)
————

(1)
Net of tax benefit of zero and $0.2 million attributed to interest rate swaps during the nine months ended September 30, 2018 and 2017, respectively. Net of tax expense of zero and $2.9 million attributed to commodity contracts during the nine months ended September 30, 2018 and 2017, respectively.

(2)
As a result of the adoption of ASU No. 2017-12 effective January 1, 2018 (see Note 2. Summary of Significant Accounting Policies), certain gains and losses were excluded from the assessment of effectiveness that are being amortized through earnings for the nine months ended September 30, 2018. No such amounts existed for the nine months ended September 30, 2017 prior to the adoption of ASU No. 2017-12.

(3)
Net of tax benefit of zero and $2.4 million attributed to interest rate swaps during the nine months ended September 30, 2018 and 2017, respectively. Net of tax expense of zero and $2.8 million attributed to commodity contracts during the nine months ended September 30, 2018 and 2017, respectively.

As discussed in Note 2. Summary of Significant Accounting Policies, the Company adopted ASU No. 2017-12 as of January 1, 2018 and recognized a cumulative-effect adjustment of $4.2 million, net of tax of $1.6 million, representing a decrease in beginning accumulated deficit and AOCI, which is reflected within cumulative-effect adjustment in the unaudited condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements to hedge variable rate non-recourse debt. These interest rate swaps were designated as hedging instruments and qualify for hedge accounting. Under the interest rate swap agreements, the renewable energy facilities pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in AOCI and reclassified into earnings during the three and nine months ended September 30, 2018 and 2017 related to these interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $2.0 million. The maximum term of outstanding interest rate swaps designated as hedging instruments is 16 years.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge portions of its net investment positions in certain subsidiaries with Euro and Canadian dollar functional currencies and to manage its foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations, the effective portion of the net gains or losses attributable to changes in exchange rates are recorded in foreign currency translation adjustments within AOCI. Recognition in earnings of amounts previously recorded in AOCI is limited to circumstances such as complete or substantial liquidation of the net investment in the hedged foreign operation.

Cash flows from derivative instruments designated as net investment hedges are classified as investing activities in the unaudited consolidated condensed statements of cash flows.

As of September 30, 2018, the total notional amount of foreign currency forward contracts designated as net investment hedges was 300 million Euros and approximately 72.4 million Canadian dollars. The maturity dates of these derivative instruments designated as net investment hedges range from three months to two years.

Commodity Contracts

The Company has long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain renewable energy facilities located in Texas. These commodity contracts qualify for hedge accounting and are designated as cash flow hedges. Accordingly, the effective portions of the change in fair value of these derivatives are reported in AOCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. Prior to adoption of ASU 2017-12, any ineffective portions of the derivatives’ change in fair value were recognized in earnings. The amounts deferred in AOCI and reclassified into earnings during the three and nine months ended September 30, 2018 and 2017 related to these commodity contracts are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $1.8 million. The maximum term of outstanding commodity contracts designated as hedges is 9 years.

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

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts in order to economically hedge its exposure to foreign currency fluctuations. The settlement of these hedges occurs on a quarterly basis through maturity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in gain on foreign currency exchange, net in the unaudited condensed consolidated statements of operations.

Commodity Contracts

The Company enters into commodity contracts in order to economically hedge commodity price variability inherent in certain electricity sales arrangements. If the Company sells electricity to an independent system operator market and there is no PPA available, it may enter into a commodity contract to hedge all or a portion of their estimated revenue stream. These commodity contracts require periodic settlements in which the Company receives a fixed-price based on specified quantities of electricity and pays the counterparty a variable market price based on the same specified quantity of electricity. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in operating revenues net, in the unaudited condensed consolidated statements of operations.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. The Company uses valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If the inputs into the valuation are not corroborated by market data, in such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, as well as calculation of implied volatilities. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. The Company regularly evaluates and validates the inputs used to determine fair value of Level 3 contracts by using pricing services to support the underlying market price of the commodity.

The Company uses a discounted cash flow valuation technique to fair value its derivative assets and liabilities. The primary inputs in the valuation models for commodity contracts are market observable forward commodity curves and risk-free discount rates and to a lesser degree credit spreads and volatilities. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates and foreign currency exchange rates, and, to a lesser degree, credit spreads.

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

(In thousands)	As of September 30, 2018				As of December 31, 2017
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$15,576	$—	$15,576	$—	$4,686	$—	$4,686
Commodity contracts	—	17,236	84,184	101,420	—	27,396	80,268	107,664
Foreign currency contracts	—	2,069	—	2,069	—	—	—	—
Total derivative assets	$—	$34,881	$84,184	$119,065	$—	$32,082	$80,268	$112,350
Liabilities
Interest rate swaps	$—	$122,137	$—	$122,137	$—	$7,887	$—	$7,887
Commodity contracts	—	—	—	—	—	—	—	—
Foreign currency contracts	—	200	—	200	—	36	—	36
Total derivative liabilities	$—	$122,337	$—	$122,337	$—	$7,923	$—	$7,923

The Company's interest rate swaps, commodity contracts not designated as hedges and foreign currency contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company's commodity contracts designated as hedges are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2018 and 2017.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$81,859	$76,790	$80,268	$66,138
Realized and unrealized gains (losses):
Included in other comprehensive income (loss)	418	15,601	(10,090)	26,229
Included in operating revenues, net	1,324	6,407	16,873	11,831
Settlements	583	(1,090)	(2,867)	(6,490)
Balance as of September 30	$84,184	$97,708	$84,184	$97,708

The significant unobservable inputs used in the valuation of the Company's commodity contracts categorized as Level 3 in the fair value hierarchy as of September 30, 2018 are as follows:

(In thousands, except range)	Fair Value as of September 30, 2018
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range
Commodity contracts - power	$84,184	$—	Discounted cash flow	Forward price (per MWh)	$10.4	-	$145.7
			Option model	Volatilities	3.4%	-	9.8%

The sensitivity of the Company’s fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company's long-term debt as of September 30, 2018 and December 31, 2017 is as follows:

	As of September 30, 2018		As of December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$5,954,082	$6,052,908	$3,598,800	$3,702,470

The fair value of the Company's long-term debt, except the corporate-level senior notes, was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the corporate-level senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective fiscal year. The fair value of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 98.00%, 106.25% and 93.49% of face value as of September 30, 2018, respectively, and 99.50%, 109.50% and 99.38% of face value as of December 31, 2017, respectively.

12. STOCKHOLDERS’ EQUITY

The following table reflects the changes in TerraForm Power’s Class A common shares outstanding during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Balance as of January 1	148,086,027	92,223,089
Issuance of Class A common stock to affiliates	61,055,693	—
Net shares issued under equity incentive plan	—	185,507
Balance as of September 30	209,141,720	92,408,596

Issuance of Class A Common Stock to Affiliates

On June 11, 2018, TerraForm Power entered into a Class A Common Stock Purchase Agreement (“Share Purchase Agreement”) with Orion Holdings and BEP (collectively, the “Purchasers”), both affiliates of Brookfield. Pursuant to the Share Purchase Agreement, the Purchasers purchased in a private placement a total of 60,975,609 shares of TerraForm Power’s Class A common stock for a price per share of $10.66, representing total consideration of approximately $650.0 million. No underwriting discounts or commissions were paid with respect to this private placement. These newly issued shares of TerraForm Power were not registered with the SEC in reliance on Section 4(a)(2) of the Securities Act and the acknowledgment of each of the Purchasers that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D of the Securities Act or a “qualified institutional buyer” under Rule 144A of the Securities Act. As a result of this private placement, affiliates of Brookfield now hold approximately 65% of TerraForm Power’s Class A common stock.

The proceeds of the offering were used by the Company to pay a portion of the purchase price of the Tendered Shares of Saeta. The purchase of TerraForm Power’s Class A shares by the Purchasers was made in accordance with the support agreement that the Company entered into with Brookfield, dated February 6, 2018, and amended on May 28, 2018, pursuant to which Brookfield agreed to backstop a share offering of TerraForm Power’s Class A common stock in an amount up to $650.0 million and at a price of $10.66 per share

Issuance of Shares upon Final Resolution of Chamblee Class Action

On August 3, 2018, pursuant to the Merger Agreement, the Company issued 80,084 shares of Class A common stock to Orion Holdings in connection with the net losses incurred as a result of the final resolution of a securities class action under federal securities laws (the “Chamblee Class Action”). The net losses for the Chamblee Class Action include the $1.1 million contributed by the Company to the settlement but do not include the $13.6 million contributed by the Company’s insurers and certain attorneys’ fees that TerraForm Global, Inc. reimbursed to the Company pursuant to the insurance allocation arrangements entered into with the Company in 2017.

Stock-based Compensation

The Company has an equity incentive plan that provides for the award of incentive and nonqualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to personnel and directors who provide services to the Company. The maximum contractual term of an award is ten years from the date of grant. As of September 30, 2018, an aggregate of 3,822,821 shares of Class A common stock were available for issuance under this plan. Upon exercise of stock options or the vesting of RSUs, the Company will issue shares that have been previously authorized to be issued.

During the nine months ended September 30, 2018, the Company awarded 117,424 time-based RSUs to certain employees of the Company. The grant-date fair value of these awards was $1.3 million, which was calculated based on the Company's closing stock price on the date of grant, and are being recognized as compensation cost on a straight-line basis over the three year service period. The amount of stock-based compensation expense related to the equity awards in the Company's stock during the three and nine months ended September 30, 2018, was $0.1 million and $0.2 million, respectively, as compared to $1.8 million and $7.0 million for the same periods in the prior year, respectively, and is reflected in the unaudited condensed consolidated statement of operations within general and administrative expenses.

RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of September 30, 2018, and changes during the nine months ended September 30, 2018:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Balance as of January 1, 2018	—
Granted	117,424
Forfeited	(14,124)
Balance as of September 30, 2018	103,300	$1.2	2.5 years

Dividends

The following table presents cash dividends declared and paid on Class A common stock during the nine months ended September 30, 2018. TerraForm Power did not declare or pay a dividend during the nine months ended September 30, 2017.

	Dividends per Share	Declaration Date	Record Date	Payment Date
First Quarter	$0.19	February 6, 2018	February 28, 2018	March 30, 2018
Second Quarter	0.19	April 30, 2018	June 1, 2018	June 15, 2018
Third Quarter	0.19	August 13, 2018	September 1, 2018	September 15, 2018

Share Repurchase Program

On July 31, 2018, the Board of Directors of the Company authorized a program to repurchase up to 5% of the Company’s Class A common stock outstanding as of July 31, 2018, through July 31, 2019. The timing and the amount of any repurchases of common stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act of 1934. The program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. Any repurchased common stock will be held by the Company as treasury shares. The Company expects to fund any repurchases from available liquidity.

As of September 30, 2018, no shares were repurchased under the program.

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

Basic and diluted (loss) earnings per share of the Company's Class A common stock for the three and nine months ended September 30, 2018 and 2017 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Basic and diluted (loss) earnings per share:
Net (loss) income attributable to Class A common stockholders	$(33,590)	$(26,300)	$27,869	$(47,491)
Less: accretion of redeemable non-controlling interest	—	(2,316)	—	(6,729)
Net (loss) income attributable to Class A common stockholders after accretion of redeemable non-controlling interests	$(33,590)	$(28,616)	$27,869	$(54,220)

Weighted average basic Class A shares outstanding	209,142	92,352	173,173	92,228
Weighted average diluted Class A shares outstanding[1]	209,142	92,352	173,186	92,228

Basic and diluted (loss) earnings per share	$(0.16)	$(0.31)	$0.16	$(0.59)
———

(1)
The computation of diluted loss per share of the Company's Class A common stock for the three months ended September 30, 2018, excludes 103 thousand of potentially dilutive unvested RSUs because the effect would have been anti-dilutive. The computation of diluted earnings per share of the Company's Class A common stock for the nine months ended September 30, 2018, includes 13 thousand of RSUs considered to be dilutive and calculated using the treasury stock method. The computation of diluted loss per share of the Company's Class A common stock for the nine months ended September 30, 2017 excludes 1,228 thousand of potentially dilutive unvested RSUs because the effect would have been anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company’s customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under relevant contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of September 30, 2018, the Company had outstanding letters of credit under the Revolver of $82.5 million and outstanding project-level letters of credit of $178.4 million.

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

Long-Term Service Agreement

On August 10, 2018, the Company executed an 11-year framework agreement with an affiliate of General Electric (“GE”) that, among other things, provides for the roll out, subject to receipt of third party consents, of project level, long-term service agreements (collectively, the “LTSA”) for turbine operations and maintenance, as well as other balance of plant services across the Company’s 1.6 GW North American wind fleet. The Company is in the process of obtaining third party consents for the roll out of the LTSA, which may include the early termination of certain of the Company’s existing service contracts.

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

On February 21, 2017, Mr. Perez filed Gundin v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegation in Mr. Perez’s Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the SDNY where other cases not involving the Company relating to the SunEdison bankruptcy are being tried. The plaintiff did not oppose the transfer, which was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Perez’s complaint, and Mr. Perez filed a response on December 21, 2017. On March 8, 2018, Mr. Perez voluntarily dismissed the federal action without prejudice, which would permit the action to be refiled. The proceeding before the Department of Labor has not been dismissed.

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of September 30, 2018. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

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

On February 21, 2017, Mr. Domenech filed Domenech Zornoza v. TerraForm Global, Inc. et. al against TerraForm Power, TerraForm Global, Inc. and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegations in Mr. Domenech’s Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the SDNY where other cases not involving the Company relating to the SunEdison bankruptcy are being tried. The plaintiff opposed the transfer. However, the transfer was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Domenech’s complaint, and Mr. Domenech filed a response on December 21, 2017. On March 8, 2018, Mr. Domenech voluntarily dismissed the federal action without prejudice, which would permit the action to be refiled. On August 16, 2018, Mr. Domenech refiled his complaint with the United States District Court for the District of Maryland and on October 17, 2018, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the SDNY. The Plaintiff opposed the transfer. The proceeding before the Department of Labor has not been dismissed.

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of September 30, 2018. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Chile Project Arbitration

              On September 5, 2016, Compañía Minera del Pacífico (“CMP”) submitted demands for arbitration against the subsidiary of the Company that owns its solar project located in Chile and against the latter’s immediate holding company to the Santiago Chamber of Commerce’s Center for Arbitration and Mediation (“CAM”). The demands allege, among other things, that the Chile project was not built, operated and maintained according to the relevant standards using prudent utility practices as required by the electricity supply agreement (the “Contract for Difference”) between the parties, entitling them to terminate the Contract for Difference. CMP further alleges that it is entitled to damages based on alleged breaches of a call option agreement entered into by the parties. Both respondents delivered their initial responses to the CAM on November 7, 2016. The proceedings are currently in the evidentiary phase. The Company believes these claims are without merit and intends to continue to contest them vigorously. However, the Company cannot predict with certainty the ultimate resolution of the arbitral proceedings brought in connection with these claims.

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

On August 3, 2018, pursuant to the Merger Agreement, the Company issued 80,084 shares of Class A common stock to Orion Holdings in connection with the net losses incurred for final resolution of the Chamblee Securities Class Action mentioned above. The net losses for the Chamblee Class Action include the $1.1 million contributed by the Company to the settlement but do not include the $13.6 million contributed by the Company’s insurers and certain attorneys’ fees that TerraForm Global, Inc. reimbursed to the Company pursuant to the insurance allocation arrangements entered into with the Company in 2017.

As of the date hereof, the Company is unable to predict the quantum of any net losses arising from any of the litigation brought by the First Wind Sellers, Mr. Perez or Mr. Domenech described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any final resolution of such matters.

15. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Basis of Presentation, prior to the consummation of the Merger, TerraForm Power was a controlled affiliate of SunEdison, Inc. As a result of the consummation of the Merger on October 16, 2017, a change of control of TerraForm Power occurred, and Orion Holdings, which is an affiliate of Brookfield, held 51% of the voting securities of TerraForm Power immediately following the Merger consummation. As a result of the Merger closing, TerraForm Power is no longer a controlled affiliate of SunEdison, Inc. and became a controlled affiliate of Brookfield. Furthermore, on June 11, 2018, Orion Holdings and BEP collectively purchased in a private placement a total of 60,975,609 shares of TerraForm Power’s Class A common stock for a price per share of $10.66, representing total consideration of approximately $650.0 million. As a result of this private placement, affiliates of Brookfield now hold approximately 65% of TerraForm Power’s Class A common stock. As discussed in Note 12. Stockholders’ Equity, on August 3, 2018, pursuant to the Merger Agreement, the Company issued 80,084 shares of Class A common stock to Orion Holdings in connection with the net losses incurred as a result of the final resolution of the Chamblee Class Action.

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

Brookfield Master Services Agreement

In connection with the consummation of the Merger, the Company entered into a master services agreement (the “Brookfield MSA”) with Brookfield and certain affiliates of Brookfield (collectively, the “MSA Providers”) pursuant to which the MSA Providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to this agreement, the Company pays a base management fee on a quarterly basis, paid in arrears. Pursuant to the Brookfield MSA, the Company recorded $3.6 million and $10.5 million of charges within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

Relationship Agreement

In connection with the consummation of the Merger, the Company entered into a relationship agreement (the “Relationship Agreement”) with Brookfield, which governs certain aspects of the relationship between Brookfield and the

Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The Company did not acquire any renewable energy facilities from Brookfield during the nine months ended September 30, 2018.

New Terra LLC Agreement

SunEdison transferred all of the outstanding IDRs of Terra LLC held by SunEdison or certain of its affiliates to Brookfield IDR Holder at the effective time of the Merger, and the Company and Brookfield IDR Holder entered into an amended and restated limited liability company agreement of Terra LLC (the “New Terra LLC Agreement”). The New Terra LLC Agreement, among other things, reset the IDR thresholds of Terra LLC to establish a first distribution threshold of $0.93 per share of Class A common stock and a second distribution threshold of $1.05 per share of Class A common stock. There were no payments of IDRs made by the Company pursuant to the New Terra LLC Agreement during the nine months ended September 30, 2018, and there were no payments of IDRs made by the Company during the nine months ended September 30, 2017 pursuant to the Terra LLC agreement existing as of that time.

Lease

In May 2018, in connection with the relocation of the Company’s corporate headquarters to New York City, the Company entered into a lease for office space and related arrangements with affiliates of Brookfield for a ten-year term. The Company recorded $0.2 million of charges within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

Due from affiliate

The $0.4 million and $4.4 million due from affiliate amounts reported in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, each represents a receivable from TerraForm Global, Inc., a controlled affiliate of Brookfield, as a result of payments made by the Company on its behalf regarding rent for its shared former corporate headquarters, compensation for certain employees that provided services to both companies and certain information technology services, of which a net $4.8 million was received in the nine months ended September 30, 2018. There was no right of set-off with respect to these receivables from TerraForm Global, Inc. and the payables to the other Brookfield affiliates described below, and thus these amounts were separately reported in due from affiliate in the unaudited condensed consolidated balance sheet at the respective periods.

In April of 2018, the Company received $3.7 million from an affiliate of Brookfield and certain of its affiliates for the settlement of claims relating to certain transactions under Section 16(b) of the Exchange Act. The Company recognized the net proceeds of $3.0 million as a capital contribution from a stockholder and recorded it as an increase to additional paid-in capital, which is reflected within the other line in the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018.

Due to affiliates

The $10.9 million due to affiliates amount reported in the unaudited condensed consolidated balance sheet as of September 30, 2018, primarily represents payables to affiliates of Brookfield of: (i) $3.6 million for the Brookfield MSA base management fee for the third quarter of 2018; (ii) $4.0 million of acquisition-related costs for services and fees paid on behalf of the Company by affiliates of Brookfield; (iii) $1.2 million for services provided to the Company on a pass-through basis related to commodity swaps entered into by an affiliate of Brookfield on behalf of the Company; and (iv) $2.1 million for leasehold improvements, rent, office charges and other services associated with the transition to the Company’s new corporate headquarters. As of December 31, 2017, the $4.0 million due to affiliates amount represented a $3.4 million payable for the Brookfield MSA quarterly base management fee and $0.6 million of accrued standby fee interest that was payable to a Brookfield affiliate under the Sponsor Line. These 2017 year-end payables were paid in the first three months of 2018, as well as $6.9 million representing the management fee for the first six months of 2018, and $1.1 million of additional Sponsor Line standby fee interest. In connection with a bank guarantee issued in support of the Saeta acquisition, Brookfield provided credit support to the Company, and the Company agreed to pay a fee to Brookfield equal to 50% of the savings realized by the

Company as a result of Brookfield’s provision of credit support, which amounted to $2.9 million and was paid in the second quarter of 2018.

Historical SunEdison Services

As discussed above, the Company was a controlled affiliate of SunEdison, Inc. during the nine months ended September 30, 2017, and certain services were provided by SunEdison during that period. Cost of operations - affiliate was $1.2 million and $10.2 million for the three and nine months ended September 30, 2017, respectively, which represented costs incurred for O&M and asset management services that were provided to the Company by SunEdison pursuant to contractual agreements and certain project-level transition services agreements. General and administrative expenses - affiliate was $2.2 million and $6.9 million for the three and nine months ended September 30, 2017, respectively, which consisted of $0.8 million and $2.7 million of stock-based compensation expense for the respective periods that was allocated to the Company regarding equity awards in the stock of SunEdison, Inc. and TerraForm Global, Inc. (a controlled affiliate of SunEdison, Inc. at that time) that were awarded to the Company’s employees and $1.4 million and $4.2 million of costs incurred for certain management and administrative services that were provided by SunEdison during the respective periods.

During the first quarter of 2017, the Company received $7.0 million from SunEdison in satisfaction of outstanding claims made under engineering, procurement and construction contracts (“EPC”), of which $4.8 million related to the Company’s renewable energy facility located in Chile and compensated the relevant project company as the facility’s performance during the warranty period was below that guaranteed by an affiliate of SunEdison under the applicable EPC contract. These receipts were treated as equity contributions from SunEdison within Net SunEdison investment on the unaudited condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2017. As discussed above, pursuant to the Settlement Agreement entered into with SunEdison, and upon the consummation of the Merger with affiliates of Brookfield on October 16, 2017, these construction and related contracts were terminated without further liability, claims or damages on the part of the Company.

16. SEGMENT REPORTING

Following the acquisition of Saeta (see Note 4. Acquisitions and Dispositions), the Company’s management performed a review of its segment reporting structure and determined that the Company has three reportable segments: Solar, Wind, and Regulated Solar and Wind. These segments, which comprise the Company’s entire portfolio of renewable energy facility assets, have been determined based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources. Portugal Wind, Uruguay Wind, and the Regulated Spanish Solar and Wind segments are new operating segments that were added during the second quarter of 2018, and include all of Saeta’s operations. The Company’s operating segments now consist of Distributed Generation, North America Utility and International Utility that are aggregated into the Solar reportable segment, Northeast Wind, Central Wind, Hawaii Wind, Portugal Wind and Uruguay Wind operating segments that are aggregated into the Wind reportable segment, and the Regulated Spanish Solar and Wind operating segments that are aggregated within the Regulated Solar and Wind reportable segment. The operating segments have been aggregated as they have similar economic characteristics and meet all of the aggregation criteria. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three and nine months ended September 30, 2018 and 2017 were earned by the Company’s reportable segments from external customers in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Uruguay and Chile.

The following table reflects summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018					Three Months Ended September 30, 2017
(In thousands)	Solar	Wind	Regulated Solar and Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$94,883	$56,963	$94,196	$—	$246,042	$107,256	$46,174	$—	$153,430
Depreciation, accretion and amortization expense	28,299	40,992	33,954	348	103,593	27,418	33,937	475	61,830
Other operating costs and expenses	11,109	31,302	24,971	18,401	85,783	20,047	26,833	20,034	66,914
Interest expense (income), net	15,992	14,367	9,632	32,425	72,416	14,850	22,435	32,947	70,232
Gain on sale of renewable energy facilities	—	—	—	—	—	—	—	—	—
Other non-operating (income) expenses, net	632	(347)	(727)	(2,270)	(2,712)	(854)	(42)	(7,197)	(8,093)
Income tax expense (benefit)[1]	749	927	2,268	2,069	6,013	—	—	(1,099)	(1,099)
Net income (loss)	$38,102	$(30,278)	$24,098	$(50,973)	$(19,051)	$45,795	$(36,989)	$(45,160)	$(36,354)
———

(1)	Income tax expense (benefit) is not allocated to the Company’s segments, except for certain foreign jurisdictions.

	Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
(In thousands)	Solar	Wind	Regulated Solar and Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$237,927	$200,068	$115,482	$—	$553,477	$274,742	$200,190	$—	$474,932
Depreciation, accretion and amortization expense	83,041	113,926	41,148	1,062	239,177	82,093	101,992	1,954	186,039
Impairment of renewable energy facilities	15,240	—	—	—	15,240	1,429	—	—	1,429
Other operating costs and expenses	39,792	89,834	30,012	77,506	237,144	50,442	76,775	97,946	225,163
Interest expense (income), net	46,248	36,382	4,879	89,353	176,862	54,373	64,664	87,712	206,749
Gain on sale of renewable energy facilities	—	—	—	—	—	(37,116)	—	—	(37,116)
Other non-operating (income) expenses, net	(1,926)	538	(617)	618	(1,387)	(1,768)	581	(9,390)	(10,577)
Income tax (benefit) expense[1]	749	1,291	4,442	2,935	9,417	—	—	(2,256)	(2,256)
Net income (loss)	$54,783	$(41,903)	$35,618	$(171,474)	$(122,976)	$125,289	$(43,822)	$(175,966)	$(94,499)
Balance Sheet
Total assets[2]	$2,825,855	$3,236,518	$3,364,310	$149,294	$9,575,977	$2,897,036	$3,400,858	$89,127	$6,387,021
———

(1)	Income tax expense (benefit) is not allocated to the Company’s segments, except for certain foreign jurisdictions.

(2)	Represents total assets as of September 30, 2018 and December 31, 2017, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(22,133)	$45,045	$22,912
Net unrealized gain arising during the period (net of zero and $5,921 tax expense, respectively)	12,136	27,960	40,096
Reclassification of net realized loss (gain) into earnings (net of tax benefit of $8,858 and tax expense of $400)	14,741	(527)	14,214
Other comprehensive income	26,877	27,433	54,310
Accumulated other comprehensive income	4,744	72,478	77,222
Less: Other comprehensive income attributable to non-controlling interests	1,250	18,638	19,888
Balance as of September 30, 2017	$3,494	$53,840	$57,334

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(13,412)	$61,430	$48,018
Cumulative-effect adjustment (net of tax expense of $1,579)[2]	—	(4,164)	(4,164)
Other comprehensive (loss) income:
Net unrealized (loss) gain arising during the period (net of zero tax impact)	(8,229)	12,528	4,299
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(6,755)	(6,755)
Other comprehensive (loss) income	(8,229)	5,773	(2,456)
Accumulated other comprehensive (loss) income	(21,641)	63,039	41,398
Less: Other comprehensive loss attributable to non-controlling interests	—	(3,038)	(3,038)
Balance as of September 30, 2018	$(21,641)	$66,077	$44,436
———

(1)	See Note 10. Derivatives for further breakout of hedging gains and losses between interest rate swaps, foreign currency and commodity contracts.

(2)	See Note 2. Summary of Significant Accounting Policies for discussion regarding the Company’s adoption of ASU No. 2017-12 as of January 1, 2018.

18. REDEEMABLE NON-CONTROLLING INTERESTS

Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders' equity in the unaudited condensed consolidated balance sheets. The redeemable non-controlling interests in subsidiaries balance is determined using the HLBV method for the VIE funds or allocation of share of income or losses in other subsidiaries subsequent to initial recognition; however, the non-controlling interests balance cannot be less than the estimated redemption value.

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

The tables below summarize the effect of the corrections of the previously reported consolidated financial statement line items:

Condensed Consolidated Balance Sheet	March 31, 2018
(In thousands)	As Previously Reported	Adjustment	Revised
Deferred income taxes	$16,839	$6,282	$23,121
Total liabilities	3,928,671	6,282	3,934,953

Redeemable non-controlling interests	50,760	(23,189)	27,571

Additional paid-in capital	1,841,692	5,919	1,847,611
Accumulated deficit	(290,818)	10,988	(279,830)
Total TerraForm Power, Inc. stockholders’ equity	1,576,008	16,907	1,592,915
Total stockholders’ equity	2,279,350	16,907	2,296,257

Consolidated Balance Sheet	December 31, 2017
(In thousands)	As Previously Reported	Adjustment	Revised
Deferred income taxes	$18,636	$6,336	$24,972
Total liabilities	3,958,313	6,336	3,964,649

Redeemable non-controlling interests	58,340	(23,680)	34,660

Additional paid-in capital	1,866,206	5,919	1,872,125
Accumulated deficit	(398,629)	11,425	(387,204)
Total TerraForm Power, Inc. stockholders’ equity	1,510,369	17,344	1,527,713
Total stockholders’ equity	2,370,368	17,344	2,387,712

Consolidated Balance Sheet	December 31, 2016
(In thousands)	As Previously Reported	Adjustment	Revised
Deferred income taxes	$27,723	$2,897	$30,620
Total liabilities	4,807,499	2,897	4,810,396

Redeemable non-controlling interests	180,367	(14,392)	165,975

Accumulated deficit	(234,440)	7,390	(227,050)
Total TerraForm Power, Inc. stockholders’ equity	1,252,957	7,390	1,260,347
Non-controlling interests	1,465,042	4,105	1,469,147
Total stockholders’ equity	2,717,999	11,495	2,729,494

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax benefit	$(976)	$(54)	$(1,030)	$(918)	$349	$(569)
Net loss	(76,367)	54	(76,313)	(56,273)	(349)	(56,622)
Net (loss) income attributable to redeemable non-controlling interests	(2,513)	491	(2,022)	835	(1,828)	(993)
Net (loss) income attributable to non-controlling interests	(157,087)	—	(157,087)	(25,339)	507	(24,832)
Net income (loss) attributable to Class A common stockholders	83,233	(437)	82,796	(31,769)	972	(30,797)
Earnings (loss) per share of Class A common stock - Basic and diluted	0.56	—	0.56	(0.37)	0.01	(0.36)
Total comprehensive loss	(91,104)	54	(91,050)	(39,925)	(349)	(40,274)
Comprehensive loss attributable to non-controlling interests	(160,843)	491	(160,352)	(17,614)	(1,321)	(18,935)
Comprehensive income (loss) attributable to Class A common stockholders	69,739	(437)	69,302	(22,311)	972	(21,339)

Consolidated Statements of Operations and Comprehensive Loss	Three Months Ended December 31, 2017			Twelve Months Ended December 31, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax benefit	$(18,098)	$713	$(17,385)	$(23,080)	$3,439	$(19,641)
Net loss	(141,091)	(713)	(141,804)	(232,864)	(3,439)	(236,303)
Net loss excluding pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(141,091)	(713)	(141,804)	(232,864)	(3,439)	(236,303)
Net (loss) income attributable to redeemable non-controlling interests	(7,278)	(1,390)	(8,668)	10,884	(9,288)	1,596
Net (loss) income attributable to non-controlling interests	(20,514)	41	(20,473)	(79,559)	1,814	(77,745)
Net loss attributable to Class A common stockholders	(113,299)	636	(112,663)	(164,189)	4,035	(160,154)
Loss per share of Class A common stock - Basic and diluted	(0.82)	—	(0.82)	(1.65)	0.04	(1.61)
Total comprehensive loss	(154,995)	(713)	(155,708)	(192,458)	(3,439)	(195,897)
Comprehensive loss attributable to non-controlling interests	(33,023)	(1,349)	(34,372)	(54,018)	(7,474)	(61,492)
Comprehensive loss attributable to Class A common stockholders	(121,972)	636	(121,336)	(138,440)	4,035	(134,405)

Condensed Consolidated Statements of Operations and Comprehensive Loss	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax benefit	$(2,633)	$1,534	$(1,099)	$(4,982)	$2,726	$(2,256)
Net loss	(34,820)	(1,534)	(36,354)	(91,773)	(2,726)	(94,499)
Net income attributable to redeemable non-controlling interests	6,803	(1,908)	4,895	18,162	(7,898)	10,264
Net loss attributable to non-controlling interests	(15,077)	128	(14,949)	(59,045)	1,773	(57,272)
Net loss attributable to Class A common stockholders	(26,546)	246	(26,300)	(50,890)	3,399	(47,491)
Loss per share of Class A common stock - Basic and diluted	(0.31)	—	(0.31)	(0.62)	0.03	(0.59)
Total comprehensive loss	(10,853)	(1,534)	(12,387)	(37,463)	(2,726)	(40,189)
Comprehensive income (loss) attributable to non-controlling interests	492	(1,780)	(1,288)	(20,995)	(6,125)	(27,120)
Comprehensive loss attributable to Class A common stockholders	(11,345)	246	(11,099)	(16,468)	3,399	(13,069)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax benefit	$(1,431)	$843	$(588)	$(2,349)	$1,192	$(1,157)
Net loss	(680)	(843)	(1,523)	(56,953)	(1,192)	(58,145)
Net income attributable to redeemable non-controlling interests	10,524	(4,162)	6,362	11,359	(5,990)	5,369
Net loss attributable to non-controlling interests	(18,629)	1,138	(17,491)	(43,968)	1,645	(42,323)
Net income (loss) attributable to Class A common stockholders	7,425	2,181	9,606	(24,344)	3,153	(21,191)
Earnings (loss) per share of Class A common stock - Basic and diluted	0.06	0.02	0.08	(0.31)	0.03	(0.28)
Total comprehensive income (loss)	13,315	(843)	12,472	(26,610)	(1,192)	(27,802)
Comprehensive loss attributable to non-controlling interests	(3,873)	(3,024)	(6,897)	(21,487)	(4,345)	(25,832)
Comprehensive income (loss) attributable to Class A common stockholders	17,188	2,181	19,369	(5,123)	3,153	(1,970)

Consolidated Statements of Operations and Comprehensive (Loss) Income	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2016
(In thousands, except per share amounts)	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Income tax (benefit) expense	$(13,241)	$657	$(12,584)	$494	$2,240	$2,734
Net loss	(208,135)	(657)	(208,792)	(241,507)	(2,240)	(243,747)
Net loss subsequent to IPO and excluding pre-acquisition net loss of renewable energy facilities acquired from SunEdison	(209,745)	(657)	(210,402)	(241,507)	(2,240)	(243,747)
Net income attributable to redeemable non-controlling interests	8,512	(2,509)	6,003	18,365	(11,883)	6,482
Net loss attributable to non-controlling interest	(138,371)	798	(137,573)	(130,025)	3,307	(126,718)
Net loss attributable to Class A common stockholders	(79,886)	1,054	(78,832)	(129,847)	6,336	(123,511)
Loss per share of Class A common stock - Basic and diluted	(1.25)	0.01	(1.24)	(1.47)	0.07	(1.40)
Total comprehensive loss	(195,005)	(657)	(195,662)	(240,665)	(2,240)	(242,905)
Comprehensive loss subsequent to IPO and excluding pre-acquisition comprehensive income (loss) of renewable energy facilities acquired from SunEdison	(236,631)	(657)	(237,288)	(240,665)	(2,240)	(242,905)
Comprehensive loss attributable to non-controlling interests	(141,266)	(1,711)	(142,977)	(110,830)	(8,576)	(119,406)
Comprehensive loss attributable to Class A common stockholders	(95,365)	1,054	(94,311)	(129,835)	6,336	(123,499)

The following table presents the activity of the redeemable non-controlling interests balance for the nine months ended September 30, 2018:

(In thousands)	Redeemable Non-controlling Interests
Balance as of December 31, 2017	$34,660
Cumulative-effect adjustment[1]	(4,485)
Distributions	(1,993)
Net income	15,101
Repurchases of redeemable non-controlling interests, net	617
Balance as of September 30, 2018	$43,900
———

(1)	See discussion in Note 2. Summary of Significant Accounting Policies regarding the Company’s adoption of ASU No. 2014-09 and ASU No. 2016-08 as of January 1, 2018.

19. SUBSEQUENT EVENTS

Amendment to Revolving Credit Facility

On October 5, 2018, the Company entered into a repricing amendment to the Revolver whereby the interest rate was reduced by 0.75% per annum. Borrowings under the Revolver now bear interest at a rate equal to, at the Company’s option, either (i) LIBOR plus an applicable margin ranging from 1.50% to 2.25% per annum, or (ii) a base rate plus an applicable margin ranging from 0.50% to 1.25% per annum. In addition, the repricing amendment extended the maturity date of the Revolver to October 5, 2023. The Company did not incur additional debt or receive any proceeds in connection with the repricing amendment.

Fourth Quarter Dividends

On November 8, 2018, the Board of Directors of the Company declared a fourth-quarter 2018 dividend with respect to its Class A common stock of $0.19 per share. The dividend is payable on December 17, 2018 to stockholders of record as of December 3, 2018.

Information regarding certain other subsequent events has been included within the applicable notes to the Company’s unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. (“TerraForm Power” or the “Company”) owns and operates a high-quality, diversified portfolio of solar and wind assets located primarily in North America and Western Europe and underpinned by long-term contracts, totaling more than 3,600 megawatts (“MW”) of installed capacity. TerraForm Power’s goal is to acquire operating solar and wind assets in North America and Western Europe and it is sponsored by Brookfield Asset Management Inc. (“Brookfield”), a leading global alternative asset manager with over $330 billion in assets under management.

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

Acquisition of Saeta

On June 12, 2018, the Company completed the acquisition of the greater than 95% of the outstanding shares of Saeta Yield, S.A.U. (“Saeta”) for an aggregate consideration of $1.12 billion (the “Tendered Shares”). With greater than 90% of the shares of Saeta acquired, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of the shares of Saeta, for $54.6 million, which closed on July 2, 2018. Saeta is a Spanish renewable power company with 1,028 megawatts (“MW”) of wind and solar facilities (approximately 250 MW of wind and 778 MW of solar) located primarily in Spain.

The Company funded the $1.12 billion purchase price of the Tendered Shares with $650.0 million of proceeds from the private placement of its Class A common stock to Orion US Holdings 1 L.P. (“Orion Holdings”) and a subsidiary of Brookfield Renewable Partners L.P. (“BEP”) as discussed in Note 12. Stockholders’ Equity, along with approximately $471 million from its existing liquidity, including (i) the proceeds of a $30.0 million draw on its Sponsor Line (as defined in Note 8. Long-term Debt), (ii) a $359.0 million draw on the Company’s Revolver (as defined in Note 8. Long-term Debt), and (iii) approximately $82 million of cash on hand. The Company funded the additional purchase price of $54.6 million and certain acquisition costs with the proceeds of an additional draw on its Sponsor Line.

Long-Term Service Agreements for Wind Fleet

On August 10, 2018, the Company executed an 11-year framework agreement with GE that, among other things, provides for the roll out, subject to receipt of third party consents, of project level LTSA’s for turbine operations and maintenance, as well as other balance of plant services across the Company’s 1.6 GW North American wind fleet. The Company is in the process of obtaining third party consents for the roll out of the LTSAs, which may include the early termination of the Company’s existing service contracts.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2017 through September 30, 2018:

Description	Facility Type	Net Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]

Total Portfolio as of December 31, 2017		2,606.4	533	14
Acquisition of Saeta	Solar and Wind	1,027.1	32	14
Acquisition of Integrys assets	Solar	6.1	6	11
Total Portfolio as of September 30, 2018		3,639.6	571	14
——————

(1)
Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company’s percentage of economic ownership of that facility after taking into account any redeemable preference shares and stockholder loans the Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Represents weighted-average remaining term of power purchase agreements (“PPA’s”) and calculated as of December 31, 2017 and September 30, 2018, respectively.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Spain, Portugal, Uruguay, Canada, Chile and the United Kingdom with a combined nameplate capacity of 3,639.6 MW as of September 30, 2018. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. As of September 30, 2018, on a weighted-average basis (based on MW), our PPAs had a remaining life of 14 years and our counterparties to our PPAs had an average investment grade credit rating.

The following table summarizes our portfolio as of September 30, 2018:

Description	Nameplate Capacity (MW)	Net Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Solar Distributed Generation:
U.S.	410.1	401.8	475	15
Canada	8.5	8.5	20	15
Total Solar Distributed Generation	418.6	410.3	495	15

Solar Utility:
U.S.	498.6	498.6	20	19
Canada	59.4	59.4	4	16
U.K.	11.1	11.1	1	11
Chile	101.6	101.6	1	15
Total Solar Utility	670.7	670.7	26	18

Regulated Solar and Wind:
Spain	788.0	788.0	21	14

Wind Utility:
U.S.	1,536.3	1,453.5	17	10
Canada	78.0	78.0	1	12
Portugal	143.8	143.8	9	10
Uruguay	95.3	95.3	2	19
Total Wind Utility	1,853.4	1,770.6	29	11

Total Renewable Energy Facilities	3,730.7	3,639.6	571	14
———

(1)
Net nameplate capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company’s percentage of economic ownership of that facility as of September 30, 2018, after taking into account any redeemable preference shares and stockholder loans the Company holds. Our percentage of economic ownership is subject to change in future periods for certain facilities.

(2)	Represents the weighted-average term of remaining PPA and calculated as of September 30, 2018.

Key Metrics

Operating Metrics

Net nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in net nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. Net nameplate capacity is the rated capacity of all of the renewable energy facilities we own adjusted to reflect our economic ownership of joint ventures and similar power generation facilities. We measure net nameplate capacity for solar generation facilities in MW in direct current (“DC”) and for wind power plants in MW in alternating current (“AC”). The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined net nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our net nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate net nameplate capacity of 3,639.6 MW as of September 30, 2018.

Gigawatt hours sold

Gigawatt hours (“GWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track GWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for renewable energy facilities for the three and nine months ended September 30, 2018 were as follows:

Operating Metrics	Three Months Ended September 30,		Nine Months Ended September 30,
(In GWh)	2018	2017	2018	2017
Solar segment	528	524	1,468	$1,534
Wind segment	1,051	854	3,891	3,890
Regulated Solar and Wind segment	488	—	578	—
Total	2,067	1,378	5,937	5,424

Consolidated Results of Operations

The amounts shown in the table below represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest. The following table illustrates the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2018 compared to the same periods in the prior year:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Operating revenues, net	$246,042	$153,430	$553,477	$474,932
Operating costs and expenses:
Cost of operations	59,027	41,859	146,155	108,402
Cost of operations - affiliate	—	1,199	—	10,224
General and administrative expenses	21,334	21,664	65,483	99,644
General and administrative expenses - affiliate	3,432	2,192	10,929	6,893
Acquisition-related costs	1,655	—	7,612	—
Acquisition-related costs - affiliate	335	—	6,965	—
Impairment of renewable energy facilities	—	—	15,240	1,429
Depreciation, accretion and amortization expense	103,593	61,830	239,177	186,039
Total operating costs and expenses	189,376	128,744	491,561	412,631
Operating income	56,666	24,686	61,916	62,301
Other expenses (income):
Interest expense, net	72,416	70,232	176,862	206,749
Gain on sale of renewable energy facilities	—	—	—	(37,116)
Gain on foreign currency exchange, net	(3,070)	(1,078)	(4,257)	(5,695)
Other expenses (income), net	358	(7,015)	2,870	(4,882)
Total other expenses, net	69,704	62,139	175,475	159,056
Loss before income tax expense (benefit)	(13,038)	(37,453)	(113,559)	(96,755)
Income tax expense (benefit)	6,013	(1,099)	9,417	(2,256)
Net loss	(19,051)	(36,354)	(122,976)	(94,499)
Less: Net income attributable to redeemable non-controlling interests	12,443	4,895	15,101	10,264
Less: Net income (loss) attributable to non-controlling interests	2,096	(14,949)	(165,946)	(57,272)
Net (loss) income attributable to Class A common stockholders	$(33,590)	$(26,300)	$27,869	$(47,491)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Operating Revenues, net

Operating revenues, net for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(In thousands, other than MW data)	2018	2017	Change
Energy:
Solar	$79,203	$81,084	$(1,881)
Wind	53,620	42,485	11,135
Regulated Solar and Wind	79,950	—	79,950

Incentives, including affiliates:
Solar	$15,680	$26,172	$(10,492)
Wind	3,343	3,689	(346)
Regulated Solar and Wind	14,246	—	14,246
Total operating revenues, net	$246,042	$153,430	$92,612

GWh sold:
Solar	571	524	47
Wind	1,375	854	521
Regulated Solar and Wind	488	—	488
Total GWh sold	2,434	1,378	1,056

	September 30,
	2018	2017	Change
Net nameplate capacity (MW):
Solar	1,081	1,075	6
Wind	1,771	1,532	239
Regulated Solar and Wind	788	—	788
Total net nameplate capacity (MW)	3,640	2,607	1,033

Energy revenue for our Solar segment decreased by $1.9 million during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to marginally lower resource in the Utility fleet and unfavorable price mixes in the Distributed Generation fleet versus prior year. Energy revenue for our Wind segment increased by $11.1 million, primarily driven by a $13.7 million contribution from Saeta’s operations in Portugal and Uruguay and a $3.1 million increase due to improved resource. These increases were partially offset by a $2.8 million decrease in unrealized gains on commodity contract derivatives, a $1.9 million decrease due to lower availability and a $1.0 million reduction due to lower basis pricing in Texas as a result of continued challenged market conditions. Saeta was acquired in June 2018 and contributed energy revenue of $80.0 million to the new Regulated Solar and Wind segment, which includes all of its operations in Spain.

Incentive revenue for our Solar segment decreased by $10.5 million during the three months ended September 30, 2018, compared to the same period in 2017, primarily driven by a (i) $5.1 million decrease due to a change in revenue recognition timing for Renewable Energy Credits (“RECs”) and a $4.5 million reduction in deferred revenue related to incentive tax credits, each as a result of our adoption of the new revenue standard, and (ii) $1.1 million reduction due to decreased REC sales to one off-taker that declared bankruptcy in the first quarter of 2018 (see Note 5. Renewable Energy Facilities). Incentive revenue for our Wind segment decreased by $0.3 million, primarily due to lower pricing in the Northeast, partially offset by the change in revenue recognition timing for REC’s resulting from our adoption of the new revenue standard. Saeta contributed incentive revenue of $14.2 million to the new Regulated Solar and Wind segment.

Costs of Operations

Costs of operations for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Cost of operations:
Solar	$9,775	$17,393	$(7,618)
Wind	27,684	24,466	3,218
Regulated Solar and Wind	21,568	—	21,568
Cost of operations - affiliate:
Solar	—	691	(691)
Wind	—	508	(508)
Total cost of operations	$59,027	$43,058	$15,969

Total cost of operations for the three months ended September 30, 2018 increased compared to the same period in 2017, primarily driven by a $21.6 million million contribution from Saeta’s new Regulated Solar and Wind segment. Solar segment cost of operations decreased by $7.6 million million during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to reduced operations and maintenance (“O&M”) and other operating expenses of [$4.3] million in the current year. Total cost of operations for our Wind segment increased by $3.2 million as compared to the same period in 2017, primarily driven by increased costs of $3.1 million contributed by Saeta’s operations in Portugal and Uruguay.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
General and administrative expenses:
Solar	$1,334	$2,074	$(740)
Wind	3,618	835	2,783
Regulated Solar and Wind	3,403	—	3,403
Corporate	12,979	18,755	(5,776)
Total general and administrative expenses	$21,334	$21,664	$(330)
General and administrative expenses - affiliate:
Corporate	3,432	2,192	1,240

General and administrative expenses decreased by $0.3 million during the three months ended September 30, 2018, compared to the same period in 2017. The decrease in general and administrative expenses was primarily due to lower Corporate and general and administrative expenses of $5.8 million, partially offset by the inclusion of Saeta’s Regulated Solar and Wind segment, which was acquired in June 2018, and an increase of $2.8 million in the Wind segment, primarily due to additional legal fees. The decrease in Corporate general and administrative expenses of $5.8 million was primarily driven by a $3.6 million decrease in fees for accounting and legal services as a result of litigation and transaction costs incurred in connection with the Merger in 2017 and a reduction in employee compensation of $3.7 million.

General and administrative expenses - affiliate were $3.4 million during the three months ended September 30, 2018, which primarily consisted of a $3.7 million charge for the Brookfield MSA quarterly base management fee, pursuant to which Brookfield and certain of its affiliates provide certain management and administrative services to the Company, including the provision of strategic and investment management services. General and administrative expenses - affiliate were $2.1 million during the three months ended September 30, 2017 which consisted of $0.9 million of stock-based compensation expense that was allocated to the Company for unvested equity awards held by the Company’s employees in the stock of SunEdison, Inc. and TerraForm Global, Inc. and $2.4 million of costs incurred for management and administrative services that were provided by SunEdison.

Acquisition-Related Costs

As discussed in Note 4. Acquisitions to our unaudited condensed consolidated financial statements, on June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion and assumed $1.91 billion of project-level debt. With greater than 90% of the shares of Saeta acquired, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 5% of the shares of Saeta, which closed on July 2, 2018 for a consideration of $54.6 million.

Acquisition costs incurred by the Company were $2.0 million for the three months ended September 30, 2018, which consisted of investment banker advisory fees and professional fees for legal and accounting services, as well as reimbursements to affiliates of Brookfield for amounts paid on behalf of the Company. There were no acquisition costs incurred by the Company for the three months ended September 30, 2017. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate (see Note 15. Related Parties in the unaudited condensed consolidated statements of operations) and are excluded from the unaudited pro forma net loss amount disclosed in Note 4. Acquisitions and Dispositions to our unaudited condensed consolidated financial statements.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $41.8 million during the three months ended September 30, 2018, compared to the same period in 2017. This increase was primarily the result of the renewable energy assets acquired from Saeta.

Interest Expense, Net

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Corporate-level	$32,425	$32,947	$(522)
Non-recourse:
Solar	15,992	14,850	1,142
Wind	14,367	22,435	(8,068)
Regulated Solar and Wind	9,632	$—	9,632
Total interest expense, net	$72,416	$70,232	$2,184

Interest expense, net increased by $2.2 million during the three months ended September 30, 2018, compared to the same period in 2017, primarily driven by the inclusion of our Regulated Solar and Wind segment in 2018, partially offset by a decrease at our Wind segment. The reduction at our Wind segment is primarily due to a $9.4 million decrease resulting from the repayment of the remaining outstanding principal balance of a $300.0 million non-recourse portfolio term loan in the fourth quarter of 2017. Total interest expense was reduced by a positive change of $3.6 million in the fair value of interest rate swaps acquired from Saeta during the second quarter of 2018.

Gain on Foreign Currency Exchange, net

We recognized a net gain on foreign currency exchange of $3.1 million for the three months ended September 30, 2018, primarily due to $8.1 million of realized and unrealized net gains on foreign currency contracts, which were partially offset by $5.8 million on the remeasurement of intercompany loans, the majority of which are denominated in Euro and Canadian dollars. We recognized a net gain on foreign currency exchange of $1.1 million for the three months ended September 30, 2017, primarily due to a $1.5 million unrealized gain on the remeasurement of intercompany loans, which are primarily denominated in Canadian dollars, offset by $0.4 million of realized and unrealized net losses on foreign currency derivatives.

Other Expenses (Income), net

Other expenses, net was $0.4 million for the three months ended September 30, 2018 as compared to other income, net of $7.0 million during the same period in 2017. Other income, net for the three months ended September 30, 2017 included a $5.3 million gain related to a settlement agreement with insurers of one of our wind power plants.

Income Tax Expense (Benefit)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which enacted major changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Income tax expense was $6.0 million for the three months ended September 30, 2018, compared to a benefit of $1.1 million during the same period in 2017. For the three months ended September 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively, due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of foreign and state taxes. The recognition of income tax expense of $6.0 million for the three months ended September 30, 2018 was mostly driven by the income generated from the profits of Saeta in Spain and Uruguay and one of the Company’s U.S. portfolios.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests, including redeemable non-controlling interests, was $14.5 million for the three months ended September 30, 2018 and was attributable to project-level tax equity partnerships, compared to net loss attributable to non-controlling interests of $10.1 million for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Revenues, net

Operating revenues, net for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
(In thousands, other than MW data)	2018	2017	Change
Energy:
Solar	$187,359	$189,614	$(2,255)
Wind	186,807	181,286	5,521
Regulated Solar and Wind	98,236	—	98,236
Incentives, including affiliates:
Solar	50,568	85,128	(34,560)
Wind	13,261	18,904	(5,643)
Regulated Solar and Wind	17,246	—	17,246
Total operating revenues, net	$553,477	$474,932	$78,545

GWh sold:
Solar	1,468	1,534	(66)
Wind	3,891	3,890	1
Regulated Solar and Wind	578	—	578
Total GWh sold	5,937	5,424	513

	September 30,
Net nameplate capacity (MW):	2018	2017	Change
Solar	1,081	1,075	6
Wind	1,771	1,532	239
Regulated Solar and Wind	788	—	788
Total net nameplate capacity (MW)	3,640	2,607	1,033

Saeta was acquired in June 2018 and contributed energy revenue of $98.2 million to the new Regulated Solar and Wind segment, which represented all of its operations in Spain. Energy revenue for our Solar segment decreased by $2.3 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the absence of $7.1 million of associated with renewable energy facilities that were sold in 2017, partially offset by higher revenue of $4.8 million primarily driven by increased solar resource. Energy revenue for our Wind segment increased by $5.5 million, primarily driven by a $17.1 million contribution from Saeta’s operations in Portugal and Uruguay, $8.6 million due to improved resource, a $5.1 million increase in unrealized gains on commodity contract derivatives, and $4.0 million increase due to higher pricing. These increases in revenue were partially offset by $22.7 million lower availability primarily driven by outages at our Raleigh and Bishop Hill facilities, and due to a $7.1 million reduction due to lower basis pricing in Texas as a result of continued challenged market conditions. The outages at Raleigh and Bishop Hill were primarily caused by the failure of a single faulty blade which caused the collapse of a tower at our Raleigh wind facility. While we worked to determine the root cause of the blade failure, we removed from service all 70 turbines at Raleigh and Bishop Hill that utilized the same blades. After a thorough investigation and rigorous inspections of the blades, all turbines were returned to service between mid-March and the end of April 2018.

Incentive revenue for our Solar segment decreased by $34.6 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to a $16.1 million decrease in REC revenue recognition, a $7.6 million reduction resulting from the sale of renewable energy facilities in the second quarter of 2017, a $6.4 million decrease in deferred revenue related to the upfront sale of investment tax credits to non-controlling interests, as a result of our adoption of the new revenue standard and a $2.0 million reduction due to decreased REC sales to one off-taker that declared bankruptcy in the first quarter of 2018 (see Note 5. Renewable Energy Facilities). Incentive revenue for our Wind segment decreased by $5.6 million primarily due to the change in revenue recognition timing for RECs resulting from the adoption of the new revenue standard in 2018. Saeta contributed Incentive revenue of $17.2 million in the Regulated Solar and Wind segment from the date of acquisition.

Costs of Operations

Costs of operations for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Cost of operations:
Solar	$36,259	$37,098	$(839)
Wind	83,963	71,304	12,659
Regulated Solar and Wind	25,933	—	25,933
Cost of operations - affiliate:
Solar	—	7,285	(7,285)
Wind	—	2,939	(2,939)
Total cost of operations	$146,155	$118,626	$27,529

Total cost of operations for our Solar segment decreased by $0.8 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to lower O&M expenses and other operating costs in 2018. Total cost of operations for our Wind segment increased by $12.7 million compared to the same period in 2017, primarily driven by the increased disposals of property and equipment of $6.0 million at one of our Hawaii wind and Raleigh projects as well as higher decommissioning costs, and increased costs of $3.2 million contributed by Saeta’s operations in Portugal and Uruguay. Saeta also contributed $25.9 million to the new Regulated Solar and Wind segment, which includes all of its operations in Spain.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
General and administrative expenses:
Solar	$3,533	$7,112	$(3,579)
Wind	5,871	1,913	3,958
Regulated Solar and Wind	4,079	—	4,079
Corporate	52,000	90,619	(38,619)
Total general and administrative expenses	$65,483	$99,644	$(34,161)
General and administrative expenses - affiliate:
Corporate	$10,929	$6,893	$4,036

General and administrative expenses decreased by $34.2 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily driven by a $38.6 million decrease in Corporate general and administrative expenses. The decrease in Corporate general and administrative expenses is primarily due to a $24.8 million decrease in professional fees for legal, accounting and advisory services and a $12.1 million decrease in employee compensation costs. The decrease in professional fees was primarily driven by (i) $13.8 million decrease for accounting services primarily due to

AlixPartners, LLP fees incurred for the former interim Chief Accounting Officer and Chief Operating Officer support in 2017; (ii) $10.3 million decrease for legal services as a result of litigation and transaction costs incurred in connection with the Merger in 2017; and (iii) $4.9 million decrease in investment banker advisory fees associated with the Merger in 2017. The reduction in employee compensation was driven by $5.1 million decrease in stock-based compensation expense due to the accelerated vesting of all previously unvested restricted stock units triggered by the change in control upon the consummation of the Merger on October 16, 2017 and a $1.1 million decrease in salaries and benefits costs due to a reduction of employee headcount, partially offset by a $2.7 million increase for severance and transition bonus costs incurred in 2018 as a result of the Company's restructuring plan subsequent to the Merger.

General and administrative expenses - affiliate were $10.9 million during the nine months ended September 30, 2018, which primarily consisted of a $10.5 million charge for the Brookfield MSA quarterly base management fee, pursuant to which Brookfield and certain of its affiliates provide certain management and administrative services to the Company, including the provision of strategic and investment management services. General and administrative expenses - affiliate were $6.9 million during the nine months ended September 30, 2017, which consisted of $2.7 million of stock-based compensation expense that was allocated to the Company for unvested equity awards held by the Company’s employees in the stock of SunEdison, Inc. and TerraForm Global, Inc. and $2.8 million of costs incurred for management and administrative services that were provided by SunEdison.

Acquisition-Related Costs

As discussed in Note 4. Acquisitions to our unaudited condensed consolidated financial statements, on June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion. With greater than 90% of the shares of Saeta acquired, the Company pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 5% of the shares of Saeta, which closed on July 2, 2018.

Acquisition costs incurred by the Company were $14.6 million for the nine months ended September 30, 2018, which consisted of investment banker advisory fees and professional fees for legal and accounting services. Costs related to affiliates included in this balance were $7.0 million and included reimbursements to affiliates of Brookfield for fees and expenses incurred on behalf of the Company. There were no acquisition costs incurred by the Company for the nine months ended September 30, 2017. These costs are reflected as acquisition and related costs and acquisition and related costs - affiliate (see Note 15. Related Parties to our unaudited condensed consolidated financial statements) in the unaudited condensed consolidated statements of operations and are excluded from the unaudited pro forma net loss amount disclosed above.

Impairment of Renewable Energy Facilities

We had a REC sales agreement with a customer expiring December 31, 2021 that was significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract resulted in a significant decrease in expected revenues for this operating project. Our analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and the carrying amount of $19.5 million as of March 31, 2018 was no longer considered recoverable based on the undiscounted cash flow forecast. Accordingly, we estimated the fair value of the operating project at $4.3 million as of March 31, 2018, and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value for the nine months ended September 30, 2018.

The Company sold its remaining 0.3 MW of residential assets during the second quarter of 2017. Prior to the sale, the Company determined that certain impairment indicators were present and as a result recognized an impairment charge of $1.4 million within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $53.1 million during the nine months ended September 30, 2018, compared to the same period in 2017. This increase was primarily the result of the acquisition of renewable energy assets from Saeta and capital additions placed in service 2018.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Corporate-level	$89,353	$87,712	$1,641
Non-recourse:
Solar	46,248	54,373	(8,125)
Wind	36,382	64,664	(28,282)
Regulated Solar and Wind	4,879	—	4,879
Total interest expense, net	$176,862	$206,749	$(29,887)

Interest expense, net decreased by $29.9 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily driven by a decrease at our Solar and Wind segments. The decrease at our Solar segment is primarily as a result of the sale of substantially all of our solar power plants located in the U.K. in May of 2017. The decrease in interest expense our Wind segment was primarily due to a decrease resulting from the repayment of the remaining outstanding principal balance of a $300.0 million non-recourse portfolio term loan in the fourth quarter of 2017. Total interest expense was partially offset by $4.8 million in the Regulated Solar and Wind segment which included a positive change of $11.2 million in the fair value of interest rate swaps acquired from Saeta during the first half of 2018.

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

Gain on Foreign Currency Exchange, net

We recognized a net gain on foreign currency exchange of $4.3 million for the nine months ended September 30, 2018, primarily due to a total $16.8 million net realized and unrealized gain on foreign currency derivative contracts that were partially offset by a loss of $13.5 million on the remeasurement of intercompany loans, which are primarily denominated in Euro. We recognized a net gain on foreign currency exchange of $5.7 million for the nine months ended September 30, 2017, driven by a $6.7 million unrealized gain on the remeasurement of intercompany loans, which were primarily denominated in Canadian pounds, partially offset by $1.0 million of realized and unrealized net losses on foreign currency derivatives.

Other Expenses (Income), net

Other expenses, net was $2.9 million for the nine months ended September 30, 2018 and included a loss of $1.5 million representing deferred financing costs written off as a result of refinancing the Company’s Term Loan. Other income, net was $4.9 million for the nine months ended September 30, 2017 and primarily related to a settlement agreement with insurers of one of our wind power plants.

Income Tax Expense (Benefit)

Income tax expense was $9.4 million for the nine months ended September 30, 2018, compared to a benefit of $2.3 million during the same period in 2017. For the nine months ended September 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively, due to the recording of a valuation allowance on certain tax benefits attributed to the Company, loss allocated to non-controlling interests and the effect of foreign and state taxes. The recognition of an income tax expense of $9.4 million for the nine months ended September 30, 2018, was mostly driven by the income generated from the profits of Saeta in Spain and Uruguay and one of the Company’s U.S. portfolios.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $150.8 million for the nine months ended September 30, 2018, and was attributable to project-level tax equity partnerships, compared to $47.0 million for the nine months ended September 30, 2017. The increase is primarily due to the reduction in the tax rate used in the HLBV methodology applied by the Company and described in Note 2. Summary of Significant Accounting Policies. In the calculation of the carrying values through HLBV, the Company allocated significantly lower amounts to certain non-controlling interests (i.e., tax equity investors) in order to achieve their contracted after-tax rate of return as a result of the reduction of the federal income tax rate from 35% to 21% as specified in the Tax Act.

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

The following table summarizes the total capitalization and debt to capitalization percentage as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Revolving Credit Facilities[1]	$487,810	$60,000
Senior Notes[2]	1,500,000	1,500,000
Term Loan[3]	347,375	350,000
Non-recourse long-term debt, including current portion[4]	3,661,909	1,732,516
Long-term indebtedness, including current portion[5]	$5,997,094	$3,642,516
Total stockholders’ equity and redeemable non-controlling interests	2,856,988	2,428,708
Total capitalization	$8,854,082	$6,071,224
Debt to total capitalization	68%	60%
———

(1)
Represents $482.0 million drawn under on our senior secured corporate revolving credit facility (the “Revolver”) and $5.8 million drawn under Saeta’s approximately $139.0 million revolving credit facilities. On October 5, 2018, Terra Operating LLC entered into an amendment to the Revolver. See Note 19. Subsequent Events to our unaudited condensed consolidated financial statements. On October 26, 2018, Saeta repaid the outstanding balance under its revolver and terminated such revolving credit facility.

(2)	Represents corporate senior notes.

(3)	Represents senior secured term loan facility.

(4)	Represents asset-specific, non-recourse borrowings and financing lease obligations secured against the assets of certain project companies.

(5)
Represents total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $43.1 million and $43.7 million of unamortized debt discounts and deferred financing costs as of September 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes corporate liquidity and available capital as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Unrestricted corporate cash	$110,683	$46,810
Project-level distributable cash	38,356	21,180
Cash available to corporate	149,039	67,990
Credit facilities:
Committed revolving credit facilities[1]	739,000	450,000
Drawn portion of revolving credit facilities	(487,810)	(60,000)
Revolving line of credit commitments	(82,500)	(102,637)
Undrawn portion of Sponsor Line[2]	500,000	500,000
Available portion of credit facilities	668,690	787,363
Corporate liquidity	$817,729	$855,353
Other project-level unrestricted cash	200,524	60,097
Project-level restricted cash[3]	160,432	96,700
Project-level credit commitments	178,407	2,800
Available capital	$1,357,092	$1,014,950
———

(1)
On February 6, 2018, Terra Operating LLC elected to increase the total borrowing capacity of the Revolver from $450.0 million to $600.0 million. On October 5, 2018, Terra Operating LLC entered into an amendment to the Revolver, as discussed below.

(2)
Represents a $500.0 million secured revolving credit facility we entered into pursuant to a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates that may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures. During the nine months ended September 30, 2018, the Company drew and repaid $86.0 million under the Sponsor Line.

(3)
Represents short-term and long-term restricted cash and includes $11.7 million of cash trapped at our project-level subsidiaries as of September 30, 2018 which is presented as current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date (see Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for additional details).

Repricing Amendment to the Revolver

On October 5, 2018, the Company entered into a repricing amendment to the Revolver whereby the interest rate was reduced by 0.75% per annum. The Revolver would bear interest at a rate equal to, at the Company’s option, either (i) LIBOR plus an applicable margin ranging from 1.50% to 2.25% per annum, or (ii) a base rate plus an applicable margin ranging from 0.50% to 1.25% per annum. In addition, the repricing amendment extended the maturity date of the Revolver to October 5, 2023. The Company did not incur additional debt or receive any proceeds in connection with the repricing amendment.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2022 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after September 30, 2018, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Maturities of long-term debt[1]	$90,947	$257,488	$256,380	$259,267	$751,624	$4,381,388	$5,997,094

————

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $193.9 million of long-term debt to current as a result of debt defaults under certain of our non-recourse financing arrangements (see Note 8. Long-term Debt to our unaudited condensed consolidated financial statements for further discussion).

Cash Dividends to Investors

The following table presents cash dividends declared and paid on Class A common stock during the nine months ended September 30, 2018. TerraForm Power did not declare or pay a dividend during the nine months ended September 30, 2017.

	Dividends per Share	Declaration Date	Record Date	Payment Date
First Quarter	$0.19	February 6, 2018	February 28, 2018	March 30, 2018
Second Quarter	0.19	April 30, 2018	June 1, 2018	June 15, 2018
Third Quarter	0.19	August 13, 2018	September 1, 2018	September 15, 2018

On November 8, 2018, the Board of Directors of the Company declared a fourth-quarter 2018 dividend with respect to its Class A common stock of $0.19 per share. The dividend is payable on December 17, 2018 to shareholders of record as of December 3, 2018.

Share Repurchase Program

On July 31, 2018, the Board of Directors of the Company authorized a program to repurchase up to 5% of the Company’s Class A common stock outstanding as of July 31, 2018, through July 31, 2019. The timing and the amount of any repurchases of common stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act of 1934. The program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. Any repurchased common stock will be held by the Company as treasury shares. The Company expects to fund any repurchases from available liquidity.

As of September 30, 2018, no shares were repurchased under the program.

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

There were no IDR payments made by us during the nine months ended September 30, 2018 and 2017.

Cash Flow Discussion

We use traditional measures of cash flow, including net cash flows from operating activities, investing activities and financing activities, to evaluate our periodic cash flow results.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$151,027	$92,365	$58,662
Net cash (used in) provided by investing activities	(874,876)	199,384	(1,074,260)
Net cash provided by (used in) financing activities	1,012,807	(417,647)	1,430,454

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $151.0 million for the nine months ended September 30, 2018, as compared to $92.4 million for the same period in the prior year. The increase in operating cash flow of $58.7 million was primarily driven by an $86.1 million increase in operating revenues for the period (excluding gains on commodity contracts derivatives, recognition of deferred revenue and amortization of favorable and unfavorable rate revenue contracts, net), which was partially offset by an increase of $20.8 million in the cost of operations (excluding the losses on the disposal of property, plant and equipment). The increase in cash earnings was primarily driven by the acquisition of Saeta in June of 2018.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018, was $874.9 million, which was due to: (i) $886.1 million of payments to acquire the Tendered Shares of Saeta, net of cash and restricted cash acquired; (ii) a $4.1 million payment to acquire certain solar facilities from third parties, net of cash and restricted cash acquired; (iii) the use of $15.3 million for capital expenditures; (iv) the proceeds from the settlement of foreign currency contracts used to hedge the exposure associated with foreign subsidiaries of $22.4 million and (v) the receipt of $8.2 million of proceeds received from a government rebate for certain costs previously incurred for capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2017, was $199.4 million, which was due to: (i) $183.2 million of net proceeds received from the sale of renewable energy facilities; (ii) $23.6 million of proceeds received from a government rebate for certain costs incurred for capital expenditures; and (iii) the use of $7.5 million for capital expenditures.

Net Provided By (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018, was $1,012.8 million, primarily due to $650.0 million proceeds received from the private placement to affiliates of Brookfield, net draws of $418.5 million on our revolving credit facilities and net issuances of $56.3 million of non-recourse long-term debt, which were partially offset by $95.6 million of dividend payments to our Class A common stockholders.

Net cash used in financing activities for the nine months ended September 30, 2017, was $417.6 million, primarily due to $199.5 million of principal payments and prepayments on non-recourse debt and repayments of $275.0 million on revolving credit facilities, which was partially offset by $79.8 million of proceeds received from increasing our Canadian project-level financing.

Off-Balance Sheet Arrangements

The Company enters into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 14. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements provided herein were prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, we have applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can differ from these estimates. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, are those that depend most heavily on these judgments and estimates. As of September 30, 2018, the only notable changes to the significant accounting policies described in our Annual Report on Form 10-K are with respect to our adoption of the new accounting pronouncements described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

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

Interest Rate Risk

As of September 30, 2018, the estimated fair value of our debt was $6,052.9 million and the carrying value of our debt was $5,954 million. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $84 million and $109 million, respectively.

As of September 30, 2018, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate) and the Revolver (variable rate). We have not entered into any interest rate derivatives to swap our variable rate corporate-level debt to a fixed rate, and thus we are exposed to fluctuations in interest rate risk. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver by $2.2 million for the nine months ended September 30, 2018.

As of September 30, 2018, our non-recourse permanent financing debt was at both fixed and variable rates. 56% of the $3,553.3 million balance had a variable interest rate and the remaining 44% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap certain of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates.

Foreign Currency Risk

During the nine months ended September 30, 2018 and 2017, we generated operating revenues in the United States (including Puerto Rico), Canada, the United Kingdom, Chile, Spain, Uruguay, and Portugal with our revenues being denominated in U.S. dollars, Canadian dollars, British pounds, and Euros. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Canadian dollars, British pounds, and Euros.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in Euros. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in Euros would have increased or decreased our earnings by $10.0 million for the nine months ended September 30, 2018.

We use foreign currency forward contracts to hedge portions of our net investment positions in certain subsidiaries with Euro and Canadian dollar functional currencies and to manage our foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations, the effective portion of the net gains or losses attributable to changes in exchange rates are recorded in foreign currency translation adjustments within AOCI. Recognition in earnings of amounts previously recorded in AOCI is limited to circumstances such as complete or substantial liquidation of the net investment in the hedged foreign operation. Cash flows from derivative instruments designated as net investment hedges are classified as investing activities in the unaudited consolidated condensed statements of cash flows.

Commodity Risk

For certain of our wind power plans, we use long-term cash settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 1,000 bps, or 10%, increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have decreased or increased our earnings by $9.7 million for the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2018 due to the previously identified material weaknesses, which continued to exist as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the remediation actions discussed below. The Company continues to implement its remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2017. We are continuing to address the material weaknesses and are committed to the remediation of such material weaknesses as timely as possible.

During the third quarter of 2018, we executed the following actions:

•
We substantially completed the hiring of key permanent accounting, finance, and IT personnel and continued refining the future state organization to ensure appropriate segregation of duties and internal control accountability;

•
We deployed a new cloud-based accounting system and began the process of implementing additional consolidation and treasury related financial systems, each of which is expected to increase the efficiency of processing transactions and to produce accurate and timely information in order to address various operational and compliance needs; and

•
We continued our efforts to implement our remediation plans, which include redesigning, enhancing and implementing new key internal controls, training of new process owners and updating certain policies and procedures.

PART II - Other Information

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Item 1. Note 14. Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 7, 2018. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company’s risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in Item 1. Note 12. Stockholders’ Equity to our unaudited condensed consolidated financial statements, on August 3, 2018, pursuant to the Merger Agreement, the Company issued 80,084 shares of Class A common stock to Orion Holdings in connection with the net losses incurred as a result of the final resolution of the Chamblee Class Action. The net losses for the Chamblee Class Action include the $1.13 million contributed by the Company to the settlement but do not include the $13.63 million contributed by the Company’s insurers and certain attorneys’ fees that TerraForm Global, Inc. reimbursed to the Company pursuant to the insurance allocation arrangements entered into with the Company in 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Amendment No. 3 to Credit and Guaranty Agreement, dated as of October 5, 2018, among TerraForm Power Operating, LLC as borrower, TerraForm Power, LLC as a guarantor, certain subsidiaries of TerraForm Power Operating, LLC as guarantors, the lenders party thereto from time to time, and HSBC Bank USA, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 9, 2018).

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

TERRAFORM POWER, INC.

By:	/s/ MATTHEW BERGER		By:	/s/ MICHAEL RAGUSA
	Name:	Matthew Berger		Name:	Michael Ragusa
	Title:	Chief Financial Officer (principal financial officer)		Title:	Chief Accounting Officer (principal accounting officer)

Date:	November 9, 2018			Date:	November 9, 2018