Form 10-Q
period 2019-03-31
TerraForm Power, Inc.
filed 2019-05-10
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Class A, par value $0.01	TERP	Nasdaq Global Select Market

As of April 26, 2019, there were 209,141,720 shares of Class A common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

•	operating and financial restrictions placed on us and our subsidiaries related to agreements governing indebtedness;

•	our ability to identify or consummate any future acquisitions, including those identified by Brookfield Asset Management Inc. (“Brookfield”);

•	our ability to grow and make acquisitions with cash on hand, which may be limited by our cash dividend policy;

•	risks related to the effectiveness of our internal control over financial reporting; and

•	risks related to our relationship with Brookfield, including our ability to realize the expected benefits of sponsorship.

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-

looking statements should be considered in connection with information regarding risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in subsequent Quarterly Reports on Form 10-Q, as well as additional factors we may describe from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and you should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating revenues, net	$225,332	$127,547
Operating costs and expenses:
Cost of operations	60,751	37,323
General and administrative expenses	23,162	24,284
General and administrative expenses - affiliate	5,164	3,474
Acquisition costs	182	3,080
Acquisition costs - affiliate	—	605
Impairment of renewable energy facilities	—	15,240
Depreciation, accretion and amortization expense	106,969	65,590
Total operating costs and expenses	196,228	149,596
Operating income (loss)	29,104	(22,049)
Other expenses (income):
Interest expense, net	86,287	53,554
Gain on extinguishment of debt, net	(5,543)	—
(Gain) loss on foreign currency exchange, net	(8,752)	891
Other (income) expenses, net	(2,680)	849
Total other expenses, net	69,312	55,294
Loss before income tax benefit	(40,208)	(77,343)
Income tax benefit	(4,151)	(1,030)
Net loss	(36,057)	(76,313)
Less: Net loss attributable to redeemable non-controlling interests	(9,381)	(2,022)
Less: Net loss attributable to non-controlling interests	(18,049)	(157,087)
Net (loss) income attributable to Class A common stockholders	$(8,627)	$82,796

Weighted average number of shares:
Class A common stock - Basic	209,142	148,139
Class A common stock - Diluted	209,142	148,166

(Loss) earnings per share:
Class A common stock - Basic and diluted	$(0.04)	$0.56

Dividends declared per share:
Class A common stock	$0.2014	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(36,057)	$(76,313)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized gain (loss) arising during the period	4,822	(3,283)
Hedging activities:
Net unrealized loss arising during the period	(9,160)	(10,492)
Reclassification of net realized gain into earnings	(2,911)	(962)
Other comprehensive loss, net of tax	(7,249)	(14,737)
Total comprehensive loss	(43,306)	(91,050)
Less comprehensive (loss) income attributable to non-controlling interests:
Net loss attributable to redeemable non-controlling interests	(9,381)	(2,022)
Net loss attributable to non-controlling interests	(18,049)	(157,087)
Hedging activities	676	(1,243)
Comprehensive loss attributable to non-controlling interests	(26,754)	(160,352)
Comprehensive (loss) income attributable to Class A common stockholders	$(16,552)	$69,302

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$286,400	$248,524
Restricted cash, current	27,598	27,784
Accounts receivable, net	152,342	145,161
Derivative assets, current, including consolidated variable interest entities of $3,276 and $2,038 in 2019 and 2018, respectively	29,970	14,371
Prepaid expenses and other current assets	51,085	65,149
Due from affiliate	—	196
Total current assets	547,395	501,185

Renewable energy facilities, net, including consolidated variable interest entities of $3,168,619 and $3,064,675 in 2019 and 2018, respectively	6,629,437	6,470,026
Intangible assets, net, including consolidated variable interest entities of $727,444 and $751,377 in 2019 and 2018, respectively	1,932,795	1,996,404
Goodwill	114,867	120,553
Restricted cash	95,836	116,501
Derivative assets, including consolidated variable interest entities of $78,335 and $78,916 in 2019 and 2018, respectively	94,238	90,984
Other assets	37,261	34,701
Total assets	$9,451,829	$9,330,354

Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $50,252 and $64,251 in 2019 and 2018, respectively	$429,094	$464,332
Accounts payable, accrued expenses and other current liabilities, including consolidated variable interest entities of $54,847 and $55,996 in 2019 and 2018, respectively	191,913	181,400
Due to affiliates	6,260	6,991
Derivative liabilities, current portion	35,595	35,559
Total current liabilities	662,862	688,282

Long-term debt, less current portion, including consolidated variable interest entities of $881,583 and $885,760 in 2019 and 2018, respectively	5,277,976	5,297,513
Operating lease obligations, less current portion, including consolidated variable interest entities of $126,976 in 2019	246,871	—
Asset retirement obligations, including consolidated variable interest entities of $87,642 and $86,456 in 2019 and 2018, respectively	213,912	212,657
Derivative liabilities, less current portion	105,525	93,848
Deferred income taxes	169,030	178,849
Other liabilities	92,910	90,788
Total liabilities	6,769,086	6,561,937

Redeemable non-controlling interests	31,459	33,495
Stockholders' equity:
Class A common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 209,642,140 shares issued in 2019 and 2018, and 209,141,720 shares outstanding in 2019 and 2018	2,096	2,096
Additional paid-in capital	2,341,576	2,391,435
Accumulated deficit	(368,230)	(359,603)
Accumulated other comprehensive income	32,313	40,238
Treasury stock, 500,420 shares in 2019 and 2018	(6,712)	(6,712)
Total TerraForm Power, Inc. stockholders' equity	2,001,043	2,067,454
Non-controlling interests	650,241	667,468
Total stockholders' equity	2,651,284	2,734,922
Total liabilities, redeemable non-controlling interests and stockholders' equity	$9,451,829	$9,330,354

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2017	148,586	$1,486	$1,866,206	$(398,629)	$48,018	(500)	$(6,712)	$1,510,369	$1,057,301	$(198,196)	$894	$859,999	$2,370,368
Cumulative-effect adjustment	—	—	—	24,578	(4,164)	—	—	20,414	—	(308)	—	(308)	20,106
Net income (loss)	—	—	—	83,233	—	—	—	83,233	—	(157,087)	—	(157,087)	(73,854)
Dividends	—	—	(28,008)	—	—	—	—	(28,008)	—	—	—	—	(28,008)
Other comprehensive loss	—	—	—	—	(13,494)	—	—	(13,494)	—	—	(1,243)	(1,243)	(14,737)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	7,685	—	—	7,685	7,685
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(5,204)	—	—	(5,204)	(5,204)
Other	—	—	3,494	—	—	—	—	3,494	—	(500)	—	(500)	2,994
Balance as of March 31, 2018	148,586	$1,486	$1,841,692	$(290,818)	$30,360	(500)	$(6,712)	$1,576,008	$1,059,782	$(356,091)	$(349)	$703,342	$2,279,350

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2018	209,642	$2,096	$2,391,435	$(359,603)	$40,238	(500)	$(6,712)	$2,067,454	$1,040,771	$(373,420)	$117	$667,468	$2,734,922
Stock-based compensation	—	—	160	—	—	—	—	160	—	—	—	—	160
Net (loss)	—	—	—	(8,627)	—	—	—	(8,627)	—	(18,049)	—	(18,049)	(26,676)
Dividends	—	—	(41,987)	—	—	—	—	(41,987)	—	—	—	—	(41,987)
Other comprehensive (loss) income	—	—	—	—	(7,925)	—	—	(7,925)	—	—	676	676	(7,249)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	5,562	—	—	5,562	5,562
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(5,023)	—	—	(5,023)	(5,023)
Purchase of redeemable non-controlling interests in renewable energy facilities	—	—	(687)	—	—	—	—	(687)	(393)	—	—	(393)	(1,080)
Non-cash redemption of redeemable non-controlling interests	—	—	(7,345)	—	—	—	—	(7,345)	—	—	—	—	(7,345)
Balance as of March 31, 2019	209,642	$2,096	$2,341,576	$(368,230)	$32,313	(500)	$(6,712)	$2,001,043	$1,040,917	$(391,469)	$793	$650,241	$2,651,284

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,057)	$(76,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	106,969	65,590
Amortization of favorable and unfavorable rate revenue contracts, net	9,138	9,817
Impairment of renewable energy facilities	—	15,240
Amortization of deferred financing costs and debt discounts	2,453	2,684
Unrealized loss on interest rate swaps	13,925	—
Unrealized (gain) loss on commodity contract derivatives, net	(804)	2,148
Recognition of deferred revenue	(209)	(464)
Stock-based compensation expense	160	—
Gain on extinguishment of debt, net	(5,543)	—
Loss on disposal of renewable energy facilities	1,933	—
Unrealized (gain) loss on foreign currency exchange, net	(6,718)	779
Deferred taxes	(4,318)	(936)
Other, net	313	2,907
Changes in assets and liabilities:
Accounts receivable	(9,058)	(6,410)
Prepaid expenses and other current assets	10,345	15,390
Accounts payable, accrued expenses and other current liabilities	(1,888)	18,895
Due to affiliates	(535)	(599)
Other, net	4,893	3,361
Net cash provided by operating activities	84,999	52,089
Cash flows from investing activities:
Capital expenditures	(7,368)	(2,720)
Proceeds from reimbursable interconnection costs	2,836	4,084
Other investing activities	729	—
Net cash (used in) provided by investing activities	(3,803)	1,364
Cash flows from financing activities:
Revolving credit facility draws	50,000	52,000
Revolving credit facility repayments	(15,000)	(42,000)
Term Loan principal payments	(875)	(875)
Principal payments and prepayments on non-recourse long-term debt	(50,194)	(8,681)
Debt financing fees	(1,197)	(2,134)
Sale of membership interests and contributions from non-controlling interests in renewable energy facilities	5,562	7,685
Purchase of membership interests and distributions to non-controlling interests in renewable energy facilities	(6,103)	(5,786)
Due to/from affiliates, net	—	3,214
Payment of dividends	(41,987)	(28,008)
Net cash used in financing activities	(59,794)	(24,585)
Net increase in cash, cash equivalents and restricted cash	21,402	28,868
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,377)	(258)
Cash, cash equivalents and restricted cash at beginning of period	392,809	224,787
Cash, cash equivalents and restricted cash at end of period	$409,834	$253,397
Supplemental Disclosures:
Cash paid for interest	$71,818	$20,173
Cash paid for income taxes	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) is a holding company and its primary asset is an equity interest in TerraForm Power, LLC (“Terra LLC”). TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC, which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. The Company is sponsored by Brookfield Asset Management Inc. (“Brookfield”), and the Company’s primary business strategy is to acquire operating solar and wind assets in North America and Western Europe. As of March 31, 2019, affiliates of Brookfield held approximately 65% of TerraForm Power’s Class A common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated and have been prepared in accordance with the SEC regulations for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2018, filed with the SEC on Form 10-K on March 15, 2019. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2019 and the results of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2019 and 2018.
Use of Estimates

In preparing the unaudited condensed consolidated financial statements, the Company uses estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates also affect the reported amounts of revenues, expenses and cash flows during the reporting period. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations would be affected.

Recently Adopted Accounting Standards - Guidance Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which primarily changes the lessee’s accounting for operating leases by requiring the recognition of lease right-of-use assets and lease liabilities. The guidance also eliminates previous real estate specific provisions. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which amended the standard to give entities another option to apply the requirements of the standard in the period of adoption (January 1, 2019) or Effective Date Method. The Company adopted the new accounting guidance on January 1, 2019, using a modified retrospective approach reflecting the Effective Date Method of adoption, in which the Company continued to apply the guidance in ASC 840, Leases to the comparable periods presented in the year of adoption.

The Company made the following elections provided under the standard:

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

The Company evaluated the impact of Topic 842 as it relates to operating leases for land, buildings, and equipment for which it is the lessee and reviewed its existing contracts for embedded leases. The adoption of the new standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $278.0 million and $270.6 million respectively, as of January 1, 2019 for operating leases, whereas the Company’s accounting for finance leases remained substantially unchanged. See Note 7. Leases for additional details.

A significant majority of the Company’s operating revenues are generated from delivering electricity and related products from owned solar and wind renewable energy facilities under power purchase agreements (“PPAs”) in which the Company is the lessor. Revenue is recognized when electricity is delivered and is accounted for as rental income under the lease standard. The adoption of ASC 842 did not have an impact on the accounting of rental income from the Company’s PPAs in which it is the lessor. The Company elected the package of practical expedients available under ASC 842, which did not require the Company to reassess its lease classification from ASC 840. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for lessors. This election allows energy (lease component) and environmental incentives or renewable energy certificates (non-lease components) under bundled PPAs to be accounted as a singular lease unit of account under ASC 842.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the SOFR as a permissible U.S. benchmark rate. The Company does not have any derivative instruments involving SOFR as a benchmark interest rate, accordingly, the adoption of ASU No. 2018-16 as of January 1, 2019 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses. This ASU changes how entities measure credit losses on financial instruments and the timing of when such losses are recognized. The guidance is effective for fiscal years and interim periods within those years beginning after January 1, 2020, with early adoption permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

3. REVENUE

The following table presents the Company's recognized operating revenues, net and disaggregated by revenue source:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(In thousands)	Solar	Wind[2]	Regulated Solar and Wind[2]	Total	Solar	Wind	Total
PPA rental income	$37,769	$57,845	$—	$95,614	$36,768	$52,413	$89,181
Commodity derivatives	—	15,609	—	15,609	—	11,007	11,007
PPA and market energy revenue	5,604	25,320	23,151	54,075	6,507	6,692	13,199
Capacity revenue from remuneration programs[1]	—	—	45,837	45,837	—	—	—
Amortization of favorable and unfavorable rate revenue contracts, net	(1,366)	(7,772)	—	(9,138)	(1,977)	(7,840)	(9,817)
Energy revenue	42,007	91,002	68,988	201,997	41,298	62,272	103,570
Incentive revenue	15,349	1,637	6,349	23,335	18,425	5,552	23,977
Operating revenues, net	$57,356	$92,639	$75,337	$225,332	$59,723	$67,824	$127,547
———

(1)	Represents the remuneration related to the Company’s investments in renewable energy facilities in Spain.

(2)
The Company’s Regulated Solar and Wind segment and wind operations in Portugal and Uruguay were added in the second quarter of 2018, upon acquiring a controlling interest in Saeta (as defined below in Note 4. Acquisitions).

4. ACQUISITIONS

Saeta Acquisition

On February 7, 2018, the Company announced that it intended to launch a voluntary tender offer (the “Tender Offer”) to acquire 100% of the outstanding shares of Saeta Yield S.A.U. (“Saeta” or “European Platform”, as the context may require) a Spanish renewable power company with then 1,028 MW of wind and solar facilities (approximately 250 MW of solar and 778 MW of wind) located primarily in Spain. The Tender Offer was for €12.20 in cash per share of Saeta. On June 8, 2018, the Company announced that Spain’s National Securities Market Commission confirmed an over 95% acceptance of shares of Saeta in the Tender Offer (the “Tendered Shares”). On June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion and the assumption of $1.91 billion of project-level debt. Having acquired 95.28% of the shares of Saeta, the Company then pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of the shares of Saeta for $54.6 million.

The Company funded the $1.12 billion purchase price of the Tendered Shares with $650.0 million of proceeds from the private placement of its Class A common stock to Orion Holdings and BBHC Orion Holdco L.P. (both affiliates of Brookfield), along with approximately $471.0 million from its existing liquidity, including (i) the proceeds of a $30.0 million draw on its Sponsor Line (as defined in Note 17. Related Parties), (ii) a $359.0 million as part of a draw on the Company’s Revolver (as defined in Note 10. Long-term Debt), and (iii) approximately $82.0 million of cash on hand. The Company funded the purchase of the remaining approximately 4.72% non-controlling interest in Saeta using $54.6 million of the total proceeds from an additional draw on its Sponsor Line.

The Company accounted for the acquisition of Saeta under the acquisition method of accounting for business combinations. The final accounting for the Saeta acquisition has not been completed because the evaluation necessary to assess the fair values of acquired assets and assumed liabilities is still in process. The preliminary allocation of the acquisition-date fair values of assets, liabilities and redeemable non-controlling interests pertaining to this business combination as of March 31, 2019, were as follows:

(In thousands)	As of June 12, 2018, reported at March 31, 2019
Renewable energy facilities in service	$1,993,520
Accounts receivable	91,343
Intangible assets	1,034,176
Goodwill	123,106
Other assets	43,402
Total assets acquired	3,285,547
Accounts payable, accrued expenses and other current liabilities	93,032
Long-term debt, including current portion	1,906,831
Deferred income taxes	171,373
Asset retirement obligations	67,706
Derivative liabilities, including current portion	137,002
Other long-term liabilities	23,002
Total liabilities assumed	2,398,946
Redeemable non-controlling interests[1]	55,117
Purchase price, net of cash and restricted cash acquired[2]	$831,484
———

(1)
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

(2)	The Company acquired cash and cash equivalents of $187.2 million and restricted cash of $95.1 million as of the acquisition date.

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

The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. As of the date of these unaudited financial statements, the analysis of the fair values of renewable energy facilities, intangible assets, asset retirement obligations, long-term debt and deferred income taxes have yet to be completed. The additional information needed by the Company to finalize the measurement of these provisional amounts include the assessment of the estimated removal costs and salvage values of renewable energy facilities, credit spreads of non-recourse project debt and additional information related to the renewable energy tariff system in certain markets. The provisional amounts for this business combination are subject to revision until these evaluations are completed.

The results of operations of Saeta are included in the Company’s consolidated results since the date of acquisition. The operating revenues and net loss of Saeta reflected in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 were $93.6 million and $4.0 million, respectively.

Intangibles at Acquisition Date

The following table summarizes the estimated fair value and weighted average amortization period of acquired intangible assets as of the acquisition date for Saeta. The Company attributed intangible asset value to concessions and licensing agreements in-place from solar and wind facilities. These intangible assets are amortized on a straight-line basis over the estimated remaining useful lives of the facilities from the Company’s acquisition date.

	As of June 12, 2018
	Fair Value (In thousands)	Weighted Average Amortization Period (In years)[1]
Intangible assets - concession and licensing contracts	$1,034,176	15 years
———

(1)
For purposes of this disclosure, the weighted average amortization period is determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset and liability class.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below shows the effect of the Saeta acquisition, as if the transaction had occurred on January 1, 2018. The pro forma net loss includes interest expense related to incremental borrowings used to finance the transaction and adjustments to depreciation, accretion and amortization expense for the valuation of renewable energy facilities, intangible assets and asset retirement obligations. The pro forma net loss for the three months ended March 31, 2018, excludes the impact of acquisition related costs disclosed below. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

(In thousands)	Three Months Ended March 31, 2018
Total operating revenues, net	$239,131
Net loss	(71,485)

Acquisition Costs

Acquisition costs incurred by the Company for the three months ended March 31, 2019 and 2018, were $0.2 million and $3.7 million, respectively. Costs related to affiliates for the three months ended March 31, 2018 were $0.6 million. These costs are reflected as acquisition costs and acquisition costs - affiliate (see Note 17. Related Parties) in the unaudited condensed consolidated statements of operations and are excluded from the unaudited pro forma net loss amount disclosed above. There were no acquisition costs related to affiliates for the three months ended March 31, 2019.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash balances and money market funds with original maturity periods of three months or less when purchased. As of March 31, 2019 and December 31, 2018, cash and cash equivalents included $195.7 million and $177.0 million, respectively, of unrestricted cash held at project-level subsidiaries, which was available for project expenses but not available for corporate use.

Restricted Cash

Restricted cash consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements and funds held within certain of the Company’s subsidiaries that are restricted for current debt service payments and other purposes in accordance with the applicable debt agreements. These restrictions include: (i) cash on deposit in collateral accounts, debt service reserve accounts and maintenance reserve accounts; and (ii) cash on deposit in operating accounts but subject to distribution restrictions related to debt defaults existing as of the date of the financial statements. Restricted cash that is not expected to become unrestricted within the next twelve months is presented within non-current assets in the consolidated balance sheets.

Reconciliation of Cash and Cash Equivalents as Presented in the Unaudited Condensed Consolidated Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2019.

(In thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$286,400	$248,524
Restricted cash - current	27,598	27,784
Restricted cash - non-current	95,836	116,501
Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$409,834	$392,809

As discussed in Note 10. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the financial statement issuance date for the three months ended March 31, 2019, and for the year ended December 31, 2018. As a result, the Company reclassified $9.8 million and $11.2 million of non-current restricted cash to current as of March 31, 2019 and December 31, 2018, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as non-current restricted cash were driven by the financing agreements. As of March 31, 2019 and December 31, 2018, $1.2 million and $1.4 million, respectively, of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the respective balance sheet date.

6. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Renewable energy facilities in service, at cost[1]	$7,538,234	$7,298,371
Less: accumulated depreciation - renewable energy facilities[1]	(917,164)	(833,844)
Renewable energy facilities in service, net	6,621,070	6,464,527
Construction in progress - renewable energy facilities	8,367	5,499
Total renewable energy facilities, net	$6,629,437	$6,470,026

———

(1)
As discussed in Note 2. Summary of Significant Accounting Policies and Note 7. Leases, on January 1, 2019, the Company recognized $278.0 million right-of-use of assets, related to operating leases as a result of the adoption of Topic 842, which are included within renewable energy facilities. The depreciation of such right-of-use assets for the three months ended March 31, 2019 was $3.2 million.

Depreciation expense related to renewable energy facilities was $81.1 million and $57.1 million for the three months ended March 31, 2019 and 2018, respectively.

Impairment Charges

The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had a renewable energy certificate sales agreement with a customer expiring December 31, 2021 that was significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company’s analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value, which is reflected within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. The Company used an income approach methodology of valuation to determine fair value by applying a discounted cash flow method to the forecasted cash flows of the operating project, which was categorized as a Level 3 fair value measurement due to the significance of unobservable inputs. Key estimates used in the income approach included forecasted power and incentive prices, customer renewal rates, operating and maintenance costs and the discount rate.

7. LEASES
The Company has operating leases for renewable energy production facilities, land, office space, transmission lines, vehicles and other operating equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet, but are expensed on a straight-line basis over the lease term.
Operating lease right-of-use assets and liabilities are included within renewable energy facilities, other current liabilities, and operating lease liabilities in the unaudited condensed consolidated balance sheets. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the related subsidiaries’ incremental borrowing rate is used based on the information available in determining the calculation of the net present value of lease payments.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Variable payments excluded from the right-of-use assets and lease liabilities are recognized as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The following tables outline the different components of operating leases and other terms and conditions of the lease agreements where the Company is the lessee. See Note 10. Long-Term Debt for more details.
The components of lease expense were as follows:

(In thousands)	Three Months Ended March 31, 2019
Fixed operating lease cost	$6,567
Variable operating lease cost[1]	1,708
Total operating lease cost	$8,275
———

(1)	Primarily related to production-based variable inputs and adjustments for inflation.

Supplemental cash flow information related to the Company’s leases was as follows:

(In thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$3,130
———
(1)    Right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2019, were not material.

Supplemental balance sheet information related to the Company’s leases was as follows:

(In thousands, except lease term and discount rate)	As of March 31, 2019
Operating leases:
Right-of-use assets	$271,474

Other current liabilities	$17,393
Non-current lease liabilities	246,871
Total operating lease liabilities	$264,264

Weighted Average Remaining Lease Term:
Operating leases	27 years

Weighted Average Discount Rate:
Operating leases	4.3%

Maturities of lease liabilities by fiscal year for the Company’s operating leases were as follows:

(In thousands)
2019	$14,865
2020	18,817
2021	18,948
2022	19,116
2023	19,283
Thereafter	308,438
Total lease payments	399,467
Less: Imputed interest	(135,203)
Total	$264,264

Revenue from delivering electricity and related products from owned solar and wind renewable energy facilities under PPAs in which the Company is the lessor, the majority of which is variable in nature, is recognized when electricity is delivered and is accounted for as rental income under the lease standard. The Company determines if an arrangement is a lease at contract inception, and if so, includes both lease and non-lease components as a single component and accounts for it as a lease. Our power purchase agreements do not contain any residual value guarantees or material restrictive covenants. See Note 3. Revenue for further details.

8. INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of March 31, 2019:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Concession and licensing contracts	15 years	$999,563	$(52,772)	$946,791
Favorable rate revenue contracts	14 years	722,085	(162,593)	559,492
In-place value of market rate revenue contracts	18 years	533,941	(107,429)	426,512
Total intangible assets, net		$2,255,589	$(322,794)	$1,932,795

Unfavorable rate revenue contracts	6 years	$40,742	$(28,321)	$12,421
Unfavorable rate operations and maintenance contracts	1 year	5,000	(4,145)	855
Total intangible liabilities, net[1]		$45,742	$(32,466)	$13,276
———

(1)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2018:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Concession and licensing contracts	15 years	$1,015,824	$(36,374)	$979,450
Favorable rate revenue contracts	14 years	738,488	(166,507)	571,981
In-place value of market rate revenue contracts	18 years	532,844	(100,543)	432,301
Favorable rate land leases[1]	16 years	15,800	(3,128)	12,672
Total intangible assets, net		$2,302,956	$(306,552)	$1,996,404

Unfavorable rate revenue contracts	6 years	$58,508	$(41,605)	$16,903
Unfavorable rate operations and maintenance contracts	1 year	5,000	(3,802)	1,198
Unfavorable rate land lease[1]	14 years	1,000	(218)	782
Total intangible liabilities, net[2]		$64,508	$(45,625)	$18,883

———

(1)	On January 1, 2019, these amounts were reclassified to right-of-use assets in connection with the adoption of Topic 842. See Note 2. Significant Accounting Policies and Note 7. Leases for details.

(2)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

Amortization expense related to concessions and licensing contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three months ended March 31, 2019, amortization expense related to concessions and licensing contacts was $17.3 million. No amortization expense was recorded for the same period in 2018.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three months ended March 31, 2019, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.1 million, as compared to a $9.8 million reduction of operating revenues, net for the same period in 2018.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three months ended March 31, 2019, amortization expense related to the in-place value of market rate revenue contracts was $6.6 million, as compared to $6.4 million for the same period in the prior year.

Prior to the adoption of Topic 842, amortization expense related to favorable rate land leases was reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease and unfavorable rate operations and maintenance (“O&M”) contracts was reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three months ended March 31, 2018, net amortization related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts resulted in a $0.1 million decrease in cost of operations.

See Note 4. Acquisitions for discussion of goodwill related to the Saeta acquisition.

9. VARIABLE INTEREST ENTITIES

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

For consolidated VIEs, the Company presented on its consolidated balance sheets, to the extent material, the assets of its consolidated VIEs that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of its consolidated VIEs for which creditors do not have recourse to the Company’s general assets outside of the VIE.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Current assets	$115,776	$134,057
Non-current assets	3,986,851	3,909,549
Total assets	$4,102,627	$4,043,606
Current liabilities	$105,799	$120,790
Non-current liabilities	1,135,566	1,014,789
Total liabilities	$1,241,365	$1,135,579

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all the liabilities in the table above can only be settled by using VIE resources.

10. LONG-TERM DEBT

Long-term debt, including affiliate amounts, consists of the following:

(In thousands, except interest rates)	March 31, 2019	December 31, 2018	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$500,000	$500,000	Fixed	4.25	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63	Senior notes
Senior Notes due 2028	700,000	700,000	Fixed	5.00	Senior notes
Revolver[3]	412,000	377,000	Variable	4.74	Revolving loan
Term Loan[4]	345,625	346,500	Variable	4.50	Term debt
Non-recourse long-term debt:
Permanent financing	3,416,156	3,496,370	Blended[5]	4.78[6]	Term debt / Senior notes
Financing obligations	64,982	77,066	Imputed	5.85[6]	Financing lease obligations
Total principal due for long-term debt and financing obligations	5,738,763	5,796,936		4.85[6]
Unamortized discount, net	(12,464)	(15,913)
Deferred financing costs, net	(19,229)	(19,178)
Less: current portion of long-term debt and financing lease obligations	(429,094)	(464,332)
Long-term debt and financing obligations, less current portion	$5,277,976	$5,297,513
———

(1)	As of March 31, 2019.

(2)
Corporate-level debt represents debt issued by Terra Operating LLC and guaranteed by Terra LLC and certain subsidiaries of Terra Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements (except for certain unencumbered non-recourse subsidiaries).

(3)	Represents amounts outstanding under Terra Operating LLC’s senior secured revolving credit facility (the “Revolver”).

(4)
Represents amounts outstanding under Terra Operating LLC’s senior secured term loan (the “Term Loan”). On March 8, 2019, the Company entered into interest rate swap agreements with counterparties to hedge the cash flows associated with the interest payments on the entire principal of the Term Loan, paying an average fixed rate of 2.54%. In return, the counterparties agreed to pay the variable interest payments due to the lenders until maturity.

(5)
Includes fixed rate debt and variable rate debt. As of March 31, 2019, 39% of this balance had a fixed interest rate and the remaining 61% of this balance had a variable interest rate. The Company entered into interest rate swap agreements to fix the interest rates of a majority of the variable rate permanent financing non-recourse debt (see Note 12. Derivatives).

(6)	Represents the weighted average interest rate as of March 31, 2019.

Non-recourse Debt Defaults

As of March 31, 2019 and December 31, 2018, the Company reclassified $177.0 million and $186.3 million, respectively, of the Company’s non-recourse long-term indebtedness, net of unamortized deferred financing costs, to current in the unaudited condensed consolidated balance sheets due to defaults still remaining as of the respective financial statement issuance date, which primarily consists of indebtedness of the Company’s renewable energy facility in Chile. The Company continues to amortize deferred financing costs and debt discounts over the maturities of the respective financing agreements as before the violations, as the Company believes there is a reasonable likelihood that it will be, in due course, able to successfully negotiate a waiver with the lenders and/or cure the defaults. The Company’s management based this conclusion on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure waivers, (iii) the Company’s timely servicing of these debt instruments and (iv) the fact that no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lenders election to enforce project security interests.

Furthermore, certain operating projects in the United States were in violation of non-recourse debt covenants as of the financial statement issuance date. The Company’s management believes that it is probable that these violations will be cured within the respective contractual grace periods and, accordingly, the related non-recourse debt was classified as long-term.

Refer to Note 5. Cash and Cash Equivalents for discussion of corresponding restricted cash reclassifications to current as a result of these defaults. There were no corresponding interest rate swap reclassifications needed as a result of these remaining defaults.

Maturities

The aggregate contractual principal payments of long-term debt due after March 31, 2019, excluding the amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Maturities of long-term debt[1]	$225,347	$244,330	$252,544	$751,746	$1,255,151	$3,015,695	$5,744,813
———

(1)
Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $177.0 million of long-term debt, net of deferred financing costs of $6.1 million, to current as a result of debt defaults under certain of the Company’s non-recourse financing arrangements.

11. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2019	2018
Loss before income tax benefit	$(40,208)	$(77,343)
Income tax benefit	(4,151)	(1,030)
Effective tax rate	10.3%	1.3%

For the three months ended March 31, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% and was primarily due to the recording of a valuation allowance on certain income tax benefits attributed to the Company, losses allocated to non-controlling interests and the effect of foreign and state taxes.

As of March 31, 2019, and December 31, 2018, respectively, the Company had not identified any uncertain tax positions for which a liability was required under ASC 740-10. The Company expects to complete its analysis on historical tax positions related to the Saeta acquisition within the measurement period.

12. DERIVATIVES

As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, foreign currency contracts and commodity contracts to mitigate interest rate, foreign currency and commodity price exposures. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, Derivatives and Hedging, the Company designates its derivative instruments as either cash flow hedges or net investment hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity contracts to hedge price variability inherent in energy sales arrangements. The objectives of the commodity contracts are to minimize the impact of variability in spot energy prices and stabilize estimated revenue streams. The Company does not use derivative instruments for trading or speculative purposes.

As of March 31, 2019 and December 31, 2018, the fair values of the following derivative instruments were included in the respective balance sheet captions indicated below:

	Fair Value of Derivative Instruments[1]
	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
(In thousands)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Derivatives	Counterparty Netting[2]	Net Derivatives
As of March 31, 2019
Derivative assets, current	$670	$288	$677	$—	$19,132	$9,203	$29,970	$—	$29,970
Derivative assets	415	10,625	41,354	—	1,714	40,223	94,331	(93)	94,238
Total assets	$1,085	$10,913	$42,031	$—	$20,846	$49,426	$124,301	$(93)	$124,208
Derivative liabilities, current portion	$805	$—	$—	$34,790	$—	$—	$35,595	$—	$35,595
Derivative liabilities, less current portion	7,563	93	—	97,962	—	—	105,618	(93)	105,525
Total liabilities	$8,368	$93	$—	$132,752	$—	$—	$141,213	$(93)	$141,120

As of December 31, 2018
Derivative assets, current	$1,478	$605	$18	$—	$3,344	$9,783	$15,228	$(857)	$14,371
Derivative assets	5,818	2,060	42,666	—	647	40,137	91,328	(344)	90,984
Total assets	$7,296	$2,665	$42,684	$—	$3,991	$49,920	$106,556	$(1,201)	$105,355
Derivative liabilities, current portion	$465	$—	$—	$34,267	$1,684	$—	$36,416	$(857)	$35,559
Derivative liabilities, less current portion	3,334	1,437	—	88,034	1,387	—	94,192	(344)	93,848
Total liabilities	$3,799	$1,437	$—	$122,301	$3,071	$—	$130,608	$(1,201)	$129,407

————

(1)	Fair value amounts are shown before the effect of counterparty netting adjustments.

(2)	Represents the netting of derivative exposures covered by qualifying master netting arrangements.

As of March 31, 2019 and December 31, 2018, the Company had posted letters of credit in the amount of $15.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of March 31, 2019 and December 31, 2018 related to the Company’s derivative transactions.

As of March 31, 2019 and December 31, 2018, the notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps (USD)	695,643	357,797
Interest rate swaps (CAD)	146,338	147,522
Commodity contracts (MWhs)	5,847	6,030
Net investment hedges:
Foreign currency contracts (CAD)	94,100	81,600
Foreign currency contracts (EUR)	320,000	320,000
Derivatives not designated as hedging instruments:
Interest rate swaps (USD)	12,310	12,326
Interest rate swaps (EUR)[1]	1,037,635	1,044,253
Foreign currency contracts (EUR)[2]	640,200	640,200
Commodity contracts (MWhs)	8,379	8,707

————

(1)
Represents the notional amount of the interest rate swaps acquired from Saeta to economically hedge the interest rate payments on non-recourse debt. The Company did not designate these derivatives as hedging instruments under ASC 815 as of March 31, 2019 and December 31, 2018.

(2)
Represents the notional amount of foreign currency contracts used to economically hedge portions of the Company’s foreign exchange risk associated with Euro-denominated intercompany loans. The Company did not designate these derivatives as hedging instruments under ASC 815 as of March 31, 2019.

The Company elected to present all derivative assets and liabilities on a net basis on the balance sheet as a right to set-off exists. The Company enters into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements with its counterparties. An ISDA Master Agreement is an agreement governing multiple derivative transactions between two counterparties that typically provides for the net settlement of all, or a specified group, of these derivative transactions through a single payment, and in a single currency, as applicable. A right to set-off typically exists when the Company has a legally enforceable ISDA Master Agreement. No amounts were netted for commodity contracts as of March 31, 2019 or December 31, 2018, as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2019 and 2018 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended March 31,
(In thousands)		2019	2018
Interest rate swaps	Interest expense, net	$22,317	$(226)
Foreign currency contracts	(Gain) loss on foreign currency exchange, net	(21,197)	1,226
Commodity contracts	Operating revenues, net	(6,411)	(410)

Gains and losses recognized related to interest rate swaps, foreign currency contracts and commodity derivative contracts designated as hedging instruments for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
Derivatives in Cash Flow and Net Investment Hedging Relationships	Gain (Loss) Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach		Location of Amount Reclassified from AOCI into Income	(Gain) Loss Included in the Assessment of Effectiveness Reclassified from AOCI into Income[2]		(Gain) Loss Excluded from the Assessment of Effectiveness that is Amortized through Earnings
(In thousands)	2019	2018	2019	2018		2019	2018	2019	2018
Interest rate swaps	$(9,676)	$7,875	—	$—	Interest expense, net	$(561)	$681	$—	$—
Foreign currency contracts	9,697	—	—	—	Gain on foreign currency exchange, net	—	—	—	—
Commodity contracts	535	(19,102)	—	735	Operating revenues, net	(316)	(1,311)	—	(332)
Total	$556	$(11,227)	$—	$735		$(877)	$(630)	$—	$(332)
————

(1)	No tax expense or benefit was recorded for the three months ended March 31, 2019 and 2018.

(2)
No tax expense or benefit was recorded for the three months ended March 31, 2019 and 2018. Net of tax expense of zero and $2.8 million attributed to commodity contracts during the three months ended March 31, 2019 and 2018, respectively.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements to hedge certain variable rate non-recourse debt and its Term Loan. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in AOCI and reclassified into earnings during the three months ended March 31, 2019 and 2018 related to these interest rate swaps are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $0.6 million. The maximum term of outstanding interest rate swaps designated as hedging instruments is 15 years.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge portions of its net investment positions in certain subsidiaries with Euro and Canadian dollar functional currencies and to manage its foreign exchange risk. For instruments that are designated and qualify as hedges of net investment in foreign operations, the effective portion of the net gains or losses attributable to changes in exchange rates are recorded in foreign currency translation adjustments within AOCI. The recognition in earnings of amounts previously recorded in AOCI is limited to circumstances such as complete or substantial liquidation of the net investment in the hedged foreign operation.

Cash flows from derivative instruments designated as net investment hedges are classified as investing activities in the unaudited consolidated condensed statements of cash flows.

As of March 31, 2019, the total notional amount of foreign currency forward contracts designated as net investment hedges was €320 million and approximately C$94.1 million. The maturity dates of these derivative instruments designated as net investment hedges range from 3 months to 2 years. As of December 31, 2018, the total notional amount of foreign currency forward contracts designated as net investment hedges was €320 million and C$81.6 million. The maturity dates of these derivative instruments designated as net investment hedges range from 3 months to 2 years.

Commodity Contracts

The Company has two long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain wind renewable energy facilities located in Texas. One of these commodity contract qualifies for hedge accounting and is designated as a cash flow hedge. The change in the fair value of the components included in the effectiveness assessment of this derivative is reported in AOCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. The amounts deferred in AOCI and reclassified into earnings during the three months ended March 31, 2019 and 2018 related to this commodity contract are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $2.1 million. The maximum term of the outstanding commodity contract designated as a hedging instrument is 9 years.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements that economically hedge the cash flows for non-recourse debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The changes in fair value are recorded in interest expense, net in the unaudited condensed consolidated statements of operations as these derivatives are not accounted for under hedge accounting.

Foreign Currency Contracts

The Company has foreign currency contracts that economically hedge its exposure to foreign currency fluctuations. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in (gain) loss on foreign currency exchange, net in the unaudited condensed consolidated statements of operations.

Commodity Contracts

The Company has commodity contracts that economically hedge commodity price variability inherent in certain electricity sales arrangements. If the Company sells electricity to an independent system operator market and there is no PPA available, it may enter into a commodity contract to hedge all or a portion of their estimated revenue stream. These commodity contracts require periodic settlements in which the Company receives a fixed-price based on specified quantities of electricity and pays the counterparty a variable market price based on the same specified quantity of electricity. As these derivatives are not accounted for under hedge accounting, the changes in fair value are recorded in operating revenues, net in the unaudited condensed consolidated statements of operations.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. The Company uses valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If the inputs into the valuation are not corroborated by market data, in such instances, the valuation for these contracts is established using techniques including the extrapolation from or interpolation between actively traded contracts, as well as the calculation of implied volatilities. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. The Company regularly evaluates and validates the inputs used to determine the fair value of Level 3 contracts by using pricing services to support the underlying market price of the commodity.

The Company uses a discounted cash flow valuation technique to fair value its derivative assets and liabilities. The primary inputs in the valuation models for commodity contracts are market observable forward commodity curves, risk-free discount rates, volatilities and, to a lesser degree, credit spreads. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates and foreign currency exchange rates and, to a lesser degree, credit spreads.

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

	As of March 31, 2019				As of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,085	$—	$1,085	$—	$7,296	$—	$7,296
Commodity contracts	—	10,389	81,068	91,457	—	12,816	79,652	92,468
Foreign currency contracts	—	31,666	—	31,666	—	5,455	—	5,455
Total derivative assets	$—	$43,140	$81,068	$124,208	$—	$25,567	$79,652	$105,219
Liabilities
Interest rate swaps	$—	$141,120	$—	$141,120	$—	$126,094	$—	$126,094
Foreign currency contracts	—	—	—	—	—	3,307	—	3,307
Total derivative liabilities	$—	$141,120	$—	$141,120	$—	$129,401	$—	$129,401

The Company’s interest rate swaps, foreign currency contracts and financial commodity contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company’s long-term physically settled commodity contracts (see Note 12. Derivatives) are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2019 and 2018.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Beginning balance	$79,652	$80,268
Realized and unrealized gains (losses):
Included in other comprehensive income (loss)	535	(20,010)
Included in operating revenues, net	2,705	1,533
Settlements	(1,824)	(1,643)
Ending balance as of March 31	$81,068	$60,148

The significant unobservable inputs used in the valuation of the Company’s commodity contracts classified as Level 3 in the fair value hierarchy as of March 31, 2019 are as follows:

(In thousands, except range)	Fair Value as of March 31, 2019
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs as of March 31, 2019
Commodity contracts - power	$81,068	$—	Option model	Volatilities	14.4%
					Range
			Discounted cash flow	Forward price (per MWh)	$8.30	-	$161.30

The sensitivity of the Company’s fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company’s long-term debt as of March 31, 2019 and December 31, 2018 was follows:

	As of March 31, 2019		As of December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$5,707,070	$5,851,601	$5,761,845	$5,789,702

The fair value of the Company’s long-term debt, except the corporate-level senior notes, was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the corporate-level senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective period. The fair values of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 99.51%, 105.00% and 97.12% of face value as of March 31, 2019, respectively. The fair values of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 93.47%, 89.78% and 102.50% of face value as of December 31, 2018, respectively.

Nonrecurring Fair Value Measurements

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to renewable energy facilities, goodwill and intangibles, which are remeasured when the derived fair value is below the carrying value. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When the impairment has occurred, the Company measures the required charges and adjusts the carrying value. For discussion about the impairment testing of assets and liabilities not measured at fair value on a recurring basis, see Note 6. Renewable Energy Facilities.

14. STOCKHOLDERS’ EQUITY

The number of TerraForm Power’s Class A common stock outstanding as of March 31, 2019 and 2018 was 209,141,720 and 148,086,027, respectively. There were no changes to the number of outstanding Class A common stock during the three months ended March 31, 2019 and 2018, respectively.

Stock-based Compensation

The Company has an equity incentive plan that provides for the award of incentive and nonqualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to personnel and directors who provide services to the Company. The maximum contractual term of an award is ten years from the date of grant. As of March 31, 2019, an aggregate of 3,674,542 shares of Class A common stock were available for issuance under this plan. Upon exercise of stock options or the vesting of RSUs, the Company will issue shares that have been previously authorized to be issued.

During the three months ended March 31, 2019, the Company awarded 156,550 time-based RSUs to certain employees of the Company. The grant-date fair value of these RSUs was $1.9 million based on the Company’s closing stock price. These RSUs are subject to a three-year vesting schedule based on the date of the Board of Directors’ approval and are recognized as compensation cost in accordance with the vesting schedule. The amount of stock-based compensation expense related to the equity awards in the Company’s stock during the three months ended March 31, 2019 was $0.2 million and is reflected within cost of operations and general and administrative expenses in the unaudited condensed consolidated statement of operations. There was no stock-based compensation expense for the three months ended March 31, 2018.

The RSUs do not entitle the holders to voting rights and holders of the RSUs do not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of March 31, 2019 and changes during the three months ended March 31, 2019:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (in years)
Balance as of January 1, 2019	103,300
Granted	156,550
Forfeited	(8,271)
Balance as of March 31, 2019	251,579	$3,522.4	2.6 years

Dividends

The following table presents cash dividends declared and paid on Class A common stock during the three months ended March 31, 2019 and 2018:

	Dividends per Share	Declaration Date	Record Date	Payment Date
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019
2018:
First Quarter	$0.19	February 6, 2018	February 28, 2018	March 30, 2018

Share Repurchase Program

On July 31, 2018, the Board of Directors of the Company authorized a program to repurchase up to 5% of the Company’s Class A common stock outstanding as of July 31, 2018, through July 31, 2019. The timing and the amount of any repurchases of common stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act of 1934. The program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. Any repurchased common stock will be held by the Company as treasury stock. The Company expects to fund any repurchases from available liquidity.

As of March 31, 2019, no shares were repurchased under the program.

15. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to Class A common stockholders by the number of weighted average ordinary shares outstanding during the period, which is the average of shares outstanding and assumed to be outstanding, and includes contingently issuable shares as of the date when the contingent condition has been met. Diluted (loss) earnings per share is computed by adjusting basic (loss) income per share for the impact of weighted average dilutive common equivalent shares outstanding during the period, unless the impact is anti-dilutive. Common equivalent shares represent the incremental shares issuable for unvested restricted Class A common stock and contingently issuable shares in the period the contingency has been met, for the portion of the period prior to the resolution of such contingent condition.

Basic and diluted (loss) earnings per share of the Company’s Class A common stock for the three months ended March 31, 2019 and 2018 was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Basic and diluted (loss) earnings per share:
Net (loss) income attributable to Class A common stockholders	$(8,627)	$82,796

Weighted average basic Class A shares outstanding[1]	209,142	148,139
Weighted average diluted Class A shares outstanding[2]	209,142	148,166

Basic and diluted (loss) earnings per share	$(0.04)	$0.56
———

(1)	The weighted-average basic Class A shares outstanding for the three months ended March 31, 2018 included 53 thousand contingently issuable shares.

(2)
The computation for diluted earnings per share of the Company’s Class A common stock for the three months ended March 31, 2019 excluded 33 thousand of potentially dilutive unvested RSUs because the effect would have been anti-dilutive. The weighted-average diluted Class A shares outstanding for the three months ended March 31, 2018 included 28 thousand additional contingently issuable shares for the three months ended March 31, 2018.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company’s customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under certain contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of March 31, 2019, the Company had outstanding letters of credit drawn under the Revolver of $108.0 million and outstanding project-level letters of credit of $219.2 million drawn under certain project level financing agreements, compared to $99.5 million and $197.7 million as of December 31, 2018, respectively.

Guarantee Agreements

The Company and its subsidiaries have provided guarantees to certain of their institutional tax equity investors and financing parties in connection with their tax equity financing transactions. These guarantees do not guarantee the returns targeted by the tax equity investors or financing parties, but rather support any potential indemnity payments payable under the tax equity agreements, including related to management of tax partnerships and recapture of tax credits or renewable energy grants in connection with transfers of the Company’s direct or indirect ownership interests in the tax partnerships to entities that are not qualified to receive those tax benefits. The Company believes that the likelihood of a significant recapture event of the tax credits is remote and accordingly has not recorded any liability in the consolidated financial statements for any potential recapture obligation.

The Company and its subsidiaries have also provided guarantees in connection with acquisitions of third-party assets or to support project-level contractual obligations, including renewable energy credit sales agreements. The Company and its subsidiaries have also provided other capped or limited contingent guarantees and other support obligations with respect to certain project-level indebtedness.

Long-Term Service Agreement

On August 10, 2018, the Company executed an 11-year framework agreement with affiliates of General Electric (“GE”) that, among other things, provides for the roll out, subject to receipt of third-party consents, of project level, long-term service agreements (collectively, the “LTSA”) for turbine operations and maintenance, as well as other balance of plant services across the Company’s 1.6 GW North American wind fleet. The Company is in the process of obtaining the remaining third party consents for the roll out of the LTSA, which may include the early termination of certain of the Company’s existing service contracts.

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

Claim relating to First Wind Acquisition

On May 27, 2016, D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) filed an amended complaint for declaratory judgment against TerraForm Power and Terra LLC in the Supreme Court of the State of New York alleging breach of contract with respect to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, Inc. (“SunEdison”), TerraForm Power and Terra LLC and the First Wind Sellers. The amended complaint alleges that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by SunEdison’s bankruptcy and by the resignations of two SunEdison employees. The amended complaint further alleges that TerraForm Power, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. The defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. On February 6, 2018, the court denied the Company’s motion to dismiss. In January 2019, a pre-trial schedule was agreed between Terra LLC and the plaintiffs and approved by the Court. In April 2019, the Company filed an amended answer to the amended complaint. The Company cannot predict the impact on this litigation of any information that may become available in discovery.

The Company believes the First Wind Sellers’ allegation is without merit and will contest the claim and allegations vigorously. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

Whistleblower Complaint by Francisco Perez Gundin

On May 18, 2016, the Company’s former Director and Chief Operating Officer, Francisco Perez Gundin (“Mr. Perez”), filed a complaint against the Company, TerraForm Global, Inc. (“TerraForm Global”) and certain individuals, with the United States Department of Labor. The complaint alleges that the defendants engaged in a retaliatory termination of Mr. Perez’s employment after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by constructively terminating his position as Chief Operating Officer of the Company in connection with SunEdison’s constructive termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company’s Position Statement in response to the complaint was filed in October 2016.

On February 21, 2017, Mr. Perez filed Gundin v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserts claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegation in Mr. Perez’s Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the U.S. District Court for the Southern District of New York

(“SDNY”) where other cases not involving the Company relating to the SunEdison bankruptcy are being tried. The plaintiff did not oppose the transfer, which was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Perez’s complaint, and Mr. Perez filed a response on December 21, 2017. On March 8, 2018, Mr. Perez voluntarily dismissed the federal action without prejudice, which would permit the action to be refiled. On December 27, 2018, the proceeding before the Department of Labor was dismissed, which Mr. Perez appealed on January 25, 2019.

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of March 31, 2019. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Whistleblower Complaint by Carlos Domenech Zornoza

On May 10, 2016, the Company’s former Director and Chief Executive Officer, Carlos Domenech Zornoza (“Mr. Domenech”), filed a complaint against the Company, TerraForm Global and certain individuals, with the United States Department of Labor. The complaint alleges that the defendants engaged in a retaliatory termination of Mr. Domenech’s employment on November 20, 2015 after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by terminating his position as Chief Executive Officer of the Company in connection with SunEdison’s termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company’s Position Statement in response to the complaint was filed in October 2016.

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

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of March 31, 2019. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Chile Project Arbitration

              On September 5, 2016, Compañía Minera del Pacífico (“CMP”) submitted demands for arbitration against the subsidiary of the Company that owns its solar project located in Chile and against the latter’s immediate holding company to the Santiago Chamber of Commerce’s Center for Arbitration and Mediation (“CAM”). The demands allege, among other things, that the Chile project was not built, operated and maintained according to the relevant standards using prudent utility practices as required by the electricity supply agreement (the “Contract for Difference”) between the parties, entitling them to terminate the Contract for Difference. CMP further alleges that it is entitled to damages based on alleged breaches of a call option agreement entered into by the parties. The parties have presented evidence and delivered their final submissions to the CAM. The Company believes these claims are without merit and intends to continue to contest them vigorously. However, the Company cannot predict with certainty the ultimate resolution of the arbitral proceedings brought in connection with these claims.

Other Matters

Two of the Company’s project level subsidiaries are parties to litigation that is seeking to recover alleged underpayments of tax grants under Section 1603 of the American Recovery and Reinvestment Tax Act from the U.S. Department of Treasury (“U.S. Treasury”). These project level subsidiaries filed complaints at the Court of Federal Claims on March 28, 2014. The U.S. Treasury counterclaimed and both claims went to trial in July 2018. In January 2019, the Court of Federal Claims entered judgments against each of the project level subsidiaries for approximately $10.0 million in the aggregate, which may be appealed. The project level subsidiaries expect that losses, if any, arising from these claims would be covered pursuant to an indemnity and, accordingly, the Company recognized a corresponding indemnification asset within prepaid expenses and other current assets in the consolidated balance sheets as of March 31, 2019 and December 31, 2018.
Issuance of Shares upon Final Resolution of Certain Litigation Matters

Pursuant to the definitive merger and sponsorship agreement (the “Merger Agreement”) entered into with Orion Holdings on March 6, 2017, the Company has agreed to issue additional shares of Class A common stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, in connection with the obtainment of a final resolution of certain specified litigation matters (including the litigation brought by the First Wind Sellers, Mr. Perez and Mr. Domenech described above and the Chamblee Class Action described below) within a prescribed period following the final resolution of such matters. The number of additional shares of Class A common stock to be issued to Orion Holdings is subject to a pre-determined formula as set forth in the Merger Agreement and is described in greater detail in the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on September 6, 2017. The issuance of additional shares to Orion Holdings would dilute the holdings of the Company’s common stockholders and may negatively affect the value of the Company’s common stock.

On August 3, 2018, pursuant to the Merger Agreement, the Company issued 80,084 shares of Class A common stock to Orion Holdings in connection with the final resolution of a securities class action under federal securities laws (the “Chamblee Class Action”). As of the date hereof, the Company is unable to predict the quantum of any net losses arising from any of the litigation brought by the First Wind Sellers, Mr. Perez or Mr. Domenech described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any final resolution of such matters.

17. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Organization, the Company is a controlled affiliate of Brookfield which held 65% of the voting securities of TerraForm Power’s Class A common stock as of March 31, 2019 and December 31, 2018.

Brookfield Sponsorship Transaction

The Company entered into a suite of agreements with Brookfield and/or certain of its affiliates providing for sponsorship arrangements, as are more fully described below.

Brookfield Master Services Agreement

The Company entered into a master services agreement (the “Brookfield MSA”) with Brookfield and certain affiliates of Brookfield (collectively, the “MSA Providers”) pursuant to which the MSA Providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to the Brookfield MSA, the Company pays a base management fee on a quarterly basis that is paid in arrears and calculated as follows:

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

Pursuant to the Brookfield MSA, the Company recorded charges of $4.9 million and $3.3 million within general and administrative expenses - affiliate in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively. The balance payable under the Brookfield MSA was $4.9 million and $4.2 million in the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

Relationship Agreement

The Company entered into a relationship agreement (the “Relationship Agreement”) with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The rights of the Company under the Relationship Agreement are subject to certain exceptions and consent rights set out therein. The Company did not acquire any renewable energy facilities from Brookfield during the three months ended March 31, 2019.

Terra LLC Agreement

BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect, wholly-owned subsidiary of Brookfield, holds all of the outstanding incentive distribution rights (“IDRs”) of Terra LLC. The Company, Brookfield IDR Holder and TerraForm Power Holdings, Inc. are party to the limited liability company agreement of Terra LLC (as amended from time to time, the “Terra LLC Agreement”). Under the Terra LLC Agreement, the IDR threshold for a first distribution threshold is $0.93 per share of Class A common stock and for a second distribution is $1.05 per share of Class A common stock. There were no IDR payments made by the Company pursuant to the Terra LLC Agreement during the three months ended March 31, 2019 or March 31, 2018.

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

Sponsor Line Agreement

On October 16, 2017, TerraForm Power entered into a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates. The Sponsor Line establishes a $500.0 million secured revolving credit facility and provides for the lenders to commit to make LIBOR loans to us during a period not to exceed three years from the effective date of the Sponsor Line (subject to acceleration for certain specified events). We may only use the revolving Sponsor Line to fund all or a portion of certain funded acquisitions or growth capital expenditures. The Sponsor Line will terminate, and all obligations thereunder will become payable, no later than October 16, 2022. Borrowings under the Sponsor Line bear interest at a rate per annum equal to a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus 3.00% per annum. In addition to paying interest on outstanding principal under the Sponsor Line, we are required to pay a standby fee of 0.50% per annum in respect of the unutilized commitments thereunder, payable quarterly in arrears. We are permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Sponsor Line at any time without premium or penalty, other than customary “breakage” costs. TerraForm Power’s obligations under the Sponsor Line are secured by first-priority security interests in substantially all assets of TerraForm Power, including 100% of the capital stock of Terra LLC, in each case subject to certain exclusions set forth in the credit documentation governing the Sponsor Line. Under certain circumstances, we may be required to prepay amounts outstanding under the Sponsor Line.  Total interest expense incurred on the Sponsor Line for the three months ended March 31, 2019 and 2018 amounted to $0.6 million.

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

New York Office Lease & Co-tenancy Agreement

In May 2018, in connection with the relocation of the Company’s corporate headquarters to New York City, the Company entered into a lease for office space and related arrangements with affiliates of Brookfield for a ten-year term. The Company recorded $0.1 million of charges within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019.

Due from affiliate

The $0.2 million due from affiliate amounts reported in the condensed consolidated balance sheets as of December 31, 2018 represented a receivable from TerraForm Global, a controlled affiliate of Brookfield, as a result of payments made by the Company on its behalf regarding rent for its shared former corporate headquarters, compensation for certain employees that provided services to both companies and certain information technology services. These amounts were collected in their entirety during the three months ended March 31, 2019.

Due to affiliates

The $6.3 million due to affiliates amount reported in the unaudited condensed consolidated balance sheet as of March 31, 2019, primarily represents payables to affiliates of Brookfield of $4.9 million for the Brookfield MSA base management fee for the first quarter of 2019 and a $1.4 million payment related to rent, office charges and other services. The $7.0 million due to affiliates amount reported in the consolidated balance sheets as of December 31, 2018 primarily represented payables to affiliates of Brookfield of $4.2 million for the Brookfield MSA quarterly base management fee for the fourth quarter of 2018 and $2.8 million for leasehold improvements, rent, office charges and other services during 2018. During the three months ended March 31, 2019, the Company paid to affiliates of Brookfield $4.2 million for the Brookfield MSA base management fee, $0.6 million of accrued standby fee interest that was payable to a Brookfield affiliate under the Sponsor Line and $1.7 million for office space and related charges with affiliates of Brookfield.

18. SEGMENT REPORTING

The Company has three reportable segments: Solar, Wind, and Regulated Solar and Wind. These segments, which are comprised of the Company’s entire portfolio of renewable energy facility assets, have been determined based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Our reportable segments are comprised of operating segments. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the CODM. The Company’s operating segments consist of: (i) Distributed Generation, North America Utility and International Utility, which are aggregated into the Solar reportable segment; (ii) Northeast Wind, Central Wind, Hawaii Wind, Portugal Wind and Uruguay Wind operating segments, which are aggregated into the Wind reportable segment; and (iii) the Spanish Regulated Solar and Spanish Regulated Wind operating segments that are aggregated within the Regulated Solar and Wind reportable segment. Portugal Wind, Uruguay Wind, and the Spanish Regulated Solar and Wind segments are new operating segments that were added during the second quarter of 2018, and include Saeta’s entire operations. The operating segments have been aggregated as they have similar economic characteristics and meet the aggregation criteria. The CODM evaluates the performance of the Company’s operating segments principally based on operating income or loss. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three months ended March 31, 2019 and 2018 were earned by the Company’s reportable segments from external customers in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Uruguay and Chile.

The following table reflects summarized financial information regarding the Company’s reportable segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(In thousands)	Solar	Wind[1]	Regulated Solar and Wind[1]	Corporate	Total
Operating revenues, net	$57,340	$92,660	$75,332	$—	$225,332
Depreciation, accretion and amortization expense	27,235	42,198	37,189	347	106,969
Other operating costs and expenses	13,807	31,659	20,956	22,837	89,259
Operating income (loss)	16,298	18,803	17,187	(23,184)	29,104
Interest expense, net	12,798	15,142	27,834	30,513	86,287
Other non-operating (income) expenses, net	(6,441)	(486)	(3,915)	(6,133)	(16,975)
Income tax (benefit) expense	(3,303)	851	(1,844)	145	(4,151)
Net income (loss)	$13,244	$3,296	$(4,888)	$(47,709)	$(36,057)
Balance Sheet
Total assets as of March 31, 2019	2,793,458	3,781,951	2,768,216	108,204	$9,451,829
Total assets as of December 31, 2018	2,762,977	3,733,049	2,748,126	86,202	$9,330,354

	Three Months Ended March 31, 2018
(In thousands)	Solar	Wind	Corporate	Total
Operating revenues, net	$59,723	$67,824	$—	$127,547
Depreciation, accretion and amortization expense	27,601	37,665	324	65,590
Impairment of renewable energy facilities	15,240	—	—	15,240
Other operating costs and expenses	14,216	25,814	28,736	68,766
Operating income (loss)	2,666	4,345	(29,060)	(22,049)
Interest expense, net	14,522	10,769	28,263	53,554
Other non-operating expenses, net	—	853	887	1,740
Income tax benefit	—	—	(1,030)	(1,030)
Net loss	$(11,856)	$(7,277)	$(57,180)	$(76,313)

———

(1)
The Company’s Regulated Solar and Wind segment and wind operations in Portugal and Uruguay were added in the second quarter of 2018 upon acquiring a controlling interest in Saeta (see Note 4. Acquisitions).

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(13,412)	$61,430	$48,018
Cumulative-effect adjustment (net of tax expense of $1,579)	—	(4,164)	(4,164)
Other comprehensive (loss) income:
Net unrealized gain (loss) arising during the period (net of zero tax impact)	(3,283)	(10,492)	(13,775)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(962)	(962)
Other comprehensive income	(3,283)	(11,454)	(14,737)
Accumulated other comprehensive (loss) income	(16,695)	45,812	29,117
Less: Other comprehensive income attributable to non-controlling interests	—	(1,243)	(1,243)
Balance as of March 31, 2018	$(16,695)	$47,055	$30,360

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(8,405)	$48,643	$40,238
Other comprehensive (loss) income:
Net unrealized gain (loss) arising during the period (net of zero tax impact)	4,822	(9,160)	(4,338)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(2,911)	(2,911)
Other comprehensive income (loss)	4,822	(12,071)	(7,249)
Accumulated other comprehensive (loss) income	(3,583)	36,572	32,989
Less: Other comprehensive income attributable to non-controlling interests	—	676	676
Balance as of March 31, 2019	$(3,583)	$35,896	$32,313
———

(1)
See Note 12. Derivatives for additional breakout of hedging gains and losses for interest rate swaps and commodity contracts in a cash flow hedge relationship and the foreign currency contracts designated as hedges of net investments.

20. NON-CONTROLLING INTERESTS

The following table presents the activity of the redeemable non-controlling interests balance for the three months ended March 31, 2019:

(In thousands)	Redeemable Non-controlling Interests
Balance as of December 31, 2018	$33,495
Net loss	(9,381)
Non-cash redemption of redeemable non-controlling interests	7,345
Balance as of March 31, 2019	$31,459

Non-controlling Interests - Impact of the Tax Cuts and Jobs Act Enactment

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which enacted major changes to the U.S. tax code, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Since the 21% rate enacted in December 2017 went into effect on January 1, 2018, the hypothetical liquidation at book value (“HLBV”) methodology utilized by the Company to determine the value of its non-controlling interests began to use the new rate on that date. The HLBV method is a point in time estimate that utilizes inputs and assumptions in effect at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. For the three months ended March 31, 2018, $151.2 million of the decline in the non-controlling interests balance and a corresponding allocation of net loss attributable to non-controlling interests was driven by this reduction in the tax rate used in the HLBV methodology used by the Company. In the calculation of the carrying values through HLBV, the Company allocated significantly lower amounts to certain non-controlling interests (i.e., tax equity investors) in order to achieve their contracted after-tax rate of return as a result of the reduction of the federal income tax rate from 35% to 21% as specified in the Tax Act.

21. SUBSEQUENT EVENTS

Second Quarter Dividends

On May 8, 2019, the Board of Directors of the Company declared a dividend with respect to its Class A common stock of $0.2014 per share. The dividend is payable on June 17, 2019 to stockholders of record as of June 3, 2019.

Uruguay Non-recourse Project Finance

On April 30, 2019, two of the Company’s subsidiaries completed a $204.0 million refinancing arrangement of certain non-recourse indebtedness associated with the Company’s 95 MW of utility-scale wind plants located in Uruguay (the “Uruguay Term Loans”). The Uruguay Term Loans consist of a $103.0 million Tranche A loan, a new $72.0 million Tranche B loan and an additional $29.0 million senior secured term loan. Approximately 46% of the aggregate principal amount of the Uruguay Term Loans bears a fixed interest rate of 2.6% and the remainder bears interest at a rate per annum equal to six-month US Libor plus an applicable margin that ranges from 1.94% to 2.94%. These loans amortize on a sculpted amortization schedule through their respective maturity dates through November 2035. The Company entered into interest rate swap agreements with a counterparty to hedge greater than 90% the cash flows associated with the variable portion of the debt, paying a fixed rate of 2.78%. In return, the counterparty agreed to pay the variable interest payments to the lenders. The net proceeds of the refinancing will be used to pay down a portion of the Revolver and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) acquires, owns and operates solar and wind assets in North America and Western Europe. We are the owner and operator of a 3,738 MW diversified portfolio of high-quality solar and wind assets underpinned by long-term contracts. Significant diversity across technologies and locations coupled with contracts across a large, diverse group of creditworthy counterparties significantly reduces the impact of resource variability on cash available for distribution and limits our exposure to any individual counterparty. We are sponsored by Brookfield Asset Management Inc. (“Brookfield”), a leading global alternative asset manager with over $365 billion in assets under management. Affiliates of Brookfield held approximately 65% of TerraForm Power’s Class A common stock as of March 31, 2019.

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

Recent Developments

Information regarding recent developments appears in Item 1. Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 15, 2019. Subsequent developments are discussed below.

Uruguay Project Finance

On April 30, 2019, two of our subsidiaries completed a $204.0 million refinancing arrangement of certain non-recourse indebtedness associated with 95 MW of utility-scale wind plants located in Uruguay (the “Uruguay Term Loans”). The Uruguay Term Loans consist of a $103.0 million Tranche A loan, a new $72.0 million Tranche B loan and an additional $29.0 million senior secured term loan. Approximately 46% of the aggregate principal amount of the Uruguay Term Loans bears a fixed interest rate of 2.6% and the remainder bears interest at a rate per annum equal to six-month US Libor plus an applicable margin that ranges from 1.94% to 2.94%. These loans amortize on a sculpted amortization schedule through their respective maturity dates through November 2035. We entered into interest rate swap agreements with a counterparty to hedge greater than 90% the cash flows associated with the variable portion of the debt, paying a fixed rate of 2.78%. In return, the counterparty agreed to pay the variable interest payments to the lenders. The net proceeds of the refinancing will be used to pay down a portion of the Revolver and for general corporate purposes.

Debt Service Reserve Accounts

To further support corporate liquidity, we released approximately $23.0 million of restricted cash in the first quarter of 2019, by replacing project-level debt service reserve accounts with letters of credit at certain European projects.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, Chile, Spain, Portugal, the United Kingdom and Uruguay with a combined nameplate capacity of 3,737.7 MW as of March 31, 2019. These renewable energy facilities generally have long-term power purchase agreements (“PPAs”) with creditworthy counterparties. As of March 31, 2019, on a weighted-average basis (based on MW), our PPAs had a remaining life of 13 years and our counterparties to our PPAs had, on average, an investment grade credit rating.

The following table lists the renewable energy facilities that comprise our portfolio as of March 31, 2019:

Description	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Solar Distributed Generation:
U.S.	412.6	476	14
Canada	8.5	20	14
Total Solar Distributed Generation	421.1	496	14

Solar Utility:
U.S.	498.6	20	18
Canada	59.4	4	15
U.K.	11.1	1	10
Chile	101.6	1	15
Total Solar Utility	670.7	26	17

Regulated Solar and Wind:
Spain	792.4	24	14

Wind Utility:
U.S.	1,536.3	17	11
Canada	78.0	1	12
Portugal	143.8	9	10
Uruguay	95.4	2	18
Total Wind Utility	1,853.5	29	11

Total Renewable Energy Facilities	3,737.7	575	13
———

(1)
Nameplate capacity represents the maximum generating capacity of a facility as expressed in direct current (“DC”) for all facilities within our Solar reportable segment and alternating current (“AC”) for all facilities within our Wind and Regulated Solar and Wind reportable segments.

(2)	Represents the weighted-average term of remaining PPA and calculated as of March 31, 2019.

Key Metrics

Operating Metrics

Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. We express nameplate capacity in (1) DC, for all facilities within our Solar reportable segment, and (2) AC, for all facilities within our Wind and Regulated Solar and Wind reportable segments. The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate nameplate capacity of 3,738 MW as of both March 31, 2019 and December 31, 2018.

Gigawatt hours sold

Gigawatt hours (“GWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track GWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for renewable energy facilities for the three months ended March 31, 2019 and 2018 were as follows:

Operating Metrics	Three Months Ended March 31,
(In GWh)	2019	2018
Solar segment	380	369
Wind segment	1,629	1,465
Regulated Solar and Wind segment[1]	390	—
Total	2,399	1,834
———

(1)	Our Regulated Solar and Wind segment was added upon the acquisition of a controlling interest in Saeta that was completed on June 12, 2018.

Consolidated Results of Operations

The amounts shown in the table below represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest. The following table illustrates the unaudited condensed consolidated results of operations for the three months ended March 31, 2019 compared to the same periods in the prior year:

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating revenues, net	$225,332	$127,547
Operating costs and expenses:
Cost of operations	60,751	37,323
General and administrative expenses	23,162	24,284
General and administrative expenses - affiliate	5,164	3,474
Acquisition costs	182	3,080
Acquisition costs - affiliate	—	605
Impairment of renewable energy facilities	—	15,240
Depreciation, accretion and amortization expense	106,969	65,590
Total operating costs and expenses	196,228	149,596
Operating income (loss)	29,104	(22,049)
Other expenses (income):
Interest expense, net	86,287	53,554
Gain on extinguishment of debt, net	(5,543)	—
(Gain) loss on foreign currency exchange, net	(8,752)	891
Other (income) expenses, net	(2,680)	849
Total other expenses, net	69,312	55,294
Loss before income tax benefit	(40,208)	(77,343)
Income tax benefit	(4,151)	(1,030)
Net loss	(36,057)	(76,313)
Less: Net loss attributable to redeemable non-controlling interests	(9,381)	(2,022)
Less: Net loss attributable to non-controlling interests	(18,049)	(157,087)
Net (loss) income attributable to Class A common stockholders	$(8,627)	$82,796

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating Revenues, net

Operating revenues, net and GWh sold for the three months ended March 31, 2019 and 2018 and nameplate capacity as of March 31, 2019 and December 31, 2018, were as follows:

	Three Months Ended March 31,
(In thousands, except for GWh sold and MW data)	2019	2018	Change
Energy:
Solar	$42,007	$41,298	$709
Wind	91,002	62,272	28,730
Regulated Solar and Wind[1]	68,988	—	68,988
Incentives, including affiliates:
Solar	15,349	18,425	(3,076)
Wind	1,637	5,552	(3,915)
Regulated Solar and Wind[1]	6,349	—	6,349
Total operating revenues, net	$225,332	$127,547	$97,785

GWh sold:	2019	2018	Change
Solar	380	369	11
Wind	1,629	1,465	164
Regulated Solar and Wind[1]	390	—	390
Total GWh sold	2,399	1,834	565

Nameplate capacity (MW):	2019	2018	Change
Solar	1,092	1,083	9
Wind	1,854	1,614	240
Regulated Solar and Wind[1]	792	—	792
Total nameplate capacity (MW)	3,738	2,697	1,041

Our European Platform was acquired in June 2018 and contributed energy revenue of $69.0 million to the Regulated Solar and Wind segment, which represents all of its operations in Spain. Energy revenue for our Solar segment decreased by $0.7 million during the three months ended March 31, 2019, compared to the same period in 2018. Energy revenue for our Wind segment increased by $28.7 million, primarily driven by a $18.2 million contribution from our European Platform operations in Portugal and Uruguay, a $2.9 million increase in unrealized gains on commodity contract derivatives, a $5.5 million increase due to higher availability primarily in our Hawaii and Central Wind plants due to one time outages at our Raleigh and Bishop Hill facilities in 2018.

Incentive revenue for our Solar and Wind segments during the three months ended March 31, 2019 compared to the same period in 2018, decreased by $3.1 million and $3.9 million, respectively, due to the timing of contracting incentives in the United States. Our European Platform contributed incentive revenue of $6.3 million to the Regulated Solar and Wind segment related to incentives on our concentrated solar power plants in Spain.

Costs of Operations

Costs of operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Cost of operations:
Solar	$12,622	$12,661	$(39)
Wind	28,474	24,662	3,812
Regulated Solar and Wind	19,655	—	19,655
Total cost of operations	$60,751	$37,323	$23,428

Total cost of operations increased by $23.4 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the acquisition of our European Platform that took place in the second quarter of 2018, which resulted in increases of $2.9 million in our Wind segment primarily contributed by Saeta’s operations in Portugal and Uruguay, and $19.7 million in our Regulated Solar and Wind segment contributed by our European Platform’s entire operations in Spain.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
General and administrative expenses:
Solar	$1,185	$1,555	$(370)
Wind	3,185	1,152	2,033
Regulated Solar and Wind	1,301	—	1,301
Corporate	17,491	21,577	(4,086)
Total general and administrative expenses	$23,162	$24,284	$(1,122)
General and administrative expenses - affiliate:
Corporate	$5,164	$3,474	$1,690

Total general and administrative expenses increased by $0.6 million during the three months ended March 31, 2019, compared to the same period in 2018 primarily driven by a $1.7 million increase in general and administrative expenses related to affiliates described below. General and administrative expenses in our Wind segment increased by $2.0 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily reflected higher legal fees. Our Regulated Solar and Wind segment was added upon the acquisition of our European Platform in June 2018 and contributed $1.3 million to general administrative and administrative expenses for the three months ended March 31, 2019. Such increases were partially offset by a $4.1 million decrease in corporate general and administrative expenses primarily due to a $2.9 million decrease in accounting fees and other advisory services and a $0.8 million decrease in employee compensation costs primarily driven a reduction in severance.

General and administrative expenses - affiliate for the three ended March 31, 2019 were $5.1 million and consisted of a $4.9 million quarterly base management fee under the Brookfield MSA, pursuant to which Brookfield and certain of its affiliates provide certain management and administrative services to the Company, and $0.2 million of rent, office and other charges related to the Company's New York office lease and co-tenancy agreement. General and administrative expenses - affiliate for the three months ended March 31, 2018 were $3.5 million and primarily consisted of a $3.3 million charge for the Brookfield MSA quarterly base management fee. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for details.

Acquisition Costs

Acquisition costs were $0.2 million for the three months ended March 31, 2019, compared to $3.1 million in the same period in 2018, which consisted of professional fees for legal and accounting services. There were no costs related to affiliates for the three months ended March 31, 2019. Costs related to affiliates for the three months ended March 31, 2018 were $0.6 million and included reimbursements to affiliates of Brookfield for fees and expenses incurred on behalf of the Company. These costs are reflected within acquisition costs and acquisition costs - affiliate (see Note 17. Related Parties to our unaudited condensed consolidated financial statements) in the unaudited condensed consolidated statements of operations and are excluded from the unaudited pro forma net loss amount disclosed above.

Impairment of Renewable Energy Facilities

We had a renewable energy certificate (“REC”) sales agreement with a customer expiring December 31, 2021 that was significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract resulted in a significant decrease in expected revenues for this operating project. Our analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and we recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value for the three months ended March 31, 2018.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $41.4 million during the three months ended March 31, 2019, compared to the same period in 2018. This increase was primarily the result of the acquisition of renewable energy assets in Europe and capital additions placed in service during 2019.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Corporate-level	30,513	$28,263	$2,250
Non-recourse:
Solar	12,798	14,522	(1,724)
Wind	15,142	10,769	4,373
Regulated Solar and Wind	27,834	—	27,834
Total interest expense, net	$86,287	$53,554	$32,733

Interest expense, net increased by $32.7 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the acquisition of our European Platform that took place in the second quarter of 2018; the operations of our European Platform contributed $27.8 million in our Regulated Solar and Wind segment and its operations in Portugal and Uruguay contributed $1.9 million to our Wind segment. Interest expense in our Regulated Solar and Wind segment includes $13.0 million unrealized losses on interest rate swaps used to economically hedge the variability of cash flows associated with non-recourse debt in Spain. Our corporate interest expense increased by $2.3 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to increased outstanding borrowings on our Revolver.

Gain on Extinguishment of Debt

We recognized a gain on extinguishment of debt of $5.5 million for the three months ended March 31, 2019 due to the redemption of certain financing lease obligations within our distributed generation Solar portfolio. The difference between the cash paid to redeem the obligations and the carrying amount as of the date of extinguishment was recognized as a gain on extinguishment of debt in our unaudited condensed consolidated statements of operations. We had no extinguishment of debt for the three months ended March 31, 2018.

Gain (loss) on Foreign Currency Exchange, net

We recognized a net gain on foreign currency exchange of $8.8 million for the three months ended March 31, 2019, primarily due to a total $21.2 million net realized and unrealized gain on foreign currency derivative contracts that were partially offset by a loss of $14.8 million on the remeasurement of intercompany loans, which are primarily denominated in Euro, as of March 31, 2019. We incurred a net loss on foreign currency exchange of $0.9 million for the three months ended March 31, 2018, driven by $1.2 million of realized and unrealized net losses on foreign currency derivatives that was offset by a $0.3 million unrealized gain on the remeasurement of intercompany loans, which are primarily denominated in Canadian dollars as of March 31, 2018.

Other (Income) Expenses, net

We recognized $2.7 million of other income, net for the three months ended March 31, 2019, compared to $0.8 million of other expenses, net for the three months ended March 31, 2018. The balance is primarily comprised of reimbursements and recoveries received for damages and other losses.

Income Tax Benefit

Income tax benefit was $4.2 million for the three months ended March 31, 2019, compared to $1.0 million during the same period in 2018. For the three months ended March 31, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% due to the recording of a valuation allowance on tax in certain jurisdictions, loss allocated to non-controlling interests and the effect of foreign and state taxes. The recognition of an income tax benefit of $4.2 million for the three months ended March 31, 2019, was mostly driven by the profits recognition of losses of certain of the Company’s foreign subsidiaries.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests was $27.4 million for the three months ended March 31, 2019, compared to $159.1 million for the three months ended March 31, 2018. The balance for the prior period included $151.2 million loss allocated to non-controlling interests related to a reduction in the tax rate used to in our hypothetical liquidation valuation at book value methodology as a result of the Tax Cuts and Jobs Act, which enacted major changes to the U.S. tax code effect the year 2018.

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

The following table summarizes the total capitalization and debt to capitalization percentage as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Revolving Credit Facilities[1]	$412,000	$377,000
Senior Notes[2]	1,500,000	1,500,000
Term Loan[3]	345,625	346,500
Non-recourse long-term debt, including current portion[4]	3,481,138	3,573,436
Long-term indebtedness, including current portion[5]	$5,738,763	$5,796,936
Total stockholders’ equity and redeemable non-controlling interests	2,682,743	2,768,417
Total capitalization	$8,421,506	$8,565,353
Debt to total capitalization	68%	68%
———

(1)	Represents amounts drawn under our Revolver, and does not include the $108.0 million of outstanding project-level letters of credit.

(2)	Represents corporate senior notes.

(3)	Represents senior secured term loan facility.

(4)	Represents asset-specific, non-recourse borrowings and financing lease obligations secured against the assets of certain project companies.

(5)
Represents total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $31.7 million and $35.1 million of unamortized debt discounts and deferred financing costs as of March 31, 2019 and December 31, 2018, respectively.

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

The following table summarizes corporate liquidity and available capital as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Unrestricted corporate cash	$48,218	$52,506
Project-level distributable cash	42,389	18,414
Cash available to corporate	90,607	70,920
Credit facilities:
Committed revolving credit facility	600,000	600,000
Drawn portion of revolving credit facilities	(412,000)	(377,000)
Revolving line of credit commitments	(107,997)	(99,487)
Undrawn portion of Sponsor Line[1]	500,000	500,000
Available portion of credit facilities	580,003	623,513
Corporate liquidity	$670,610	$694,433
Other project-level unrestricted cash	195,793	177,604
Project-level restricted cash[2]	123,434	144,285
Available capital	$989,837	$1,016,322
———

(1)
Represents a $500.0 million secured revolving credit facility we entered into pursuant to a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates that may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures.

(2)
Represents short-term and long-term restricted cash and includes $1.2 million and $2.3 million of cash trapped at our project-level subsidiaries as of March 31, 2019 and December 31, 2018, respectively, which is presented as current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date (see Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for additional details).

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2023 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after March 31, 2019, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Maturities of long-term debt[1]	$225,347	$244,330	$252,544	$751,746	$1,255,151	$3,015,695	$5,744,813
————

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $177.0 million of long-term debt to current as a result of debt defaults under certain of our non-recourse financing arrangements (see Note 10. Long-term Debt to our unaudited condensed consolidated financial statements for further discussion).

Cash Dividends to Investors

The following table presents cash dividends declared and paid on Class A common stock during the three months ended March 31, 2019 and 2018.

	Dividends per Share	Declaration Date	Record Date	Payment Date
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019
2018:
First Quarter	$0.1900	February 6, 2018	February 28, 2018	March 30, 2018

On May 8, 2019, the Board of Directors of the Company declared a dividend with respect to its Class A common stock of $0.2014 per share. The dividend is payable on June 17, 2019 to stockholders of record as of June 3, 2019.

Share Repurchase Program

On July 31, 2018, the Board of Directors of the Company authorized a program to repurchase up to 5% of the Company’s Class A common stock outstanding as of July 31, 2018, through July 31, 2019. The timing and the amount of any repurchases of common stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934. The program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. Any repurchased common stock will be held by the Company as treasury shares. The Company expects to fund any repurchases from available liquidity.

As of March 31, 2019, no shares were repurchased under the program.

Incentive Distribution Rights

BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect, wholly-owned subsidiary of Brookfield, holds all of the outstanding incentive distribution rights (“IDRs”) of Terra LLC. Under Terra LLC’s limited liability company agreement (as amended from time to time, the “Terra LLC Agreement”), the IDR threshold for a first distribution is $0.93 per share of Class A common stock and for a second distribution is $1.05 per share of Class A common stock. Under the Terra LLC Agreement, amounts distributed from Terra LLC are to be distributed on a quarterly basis as follows:

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

There were no IDR payments made by us during the three months ended March 31, 2019 and 2018.

Cash Flow Discussion

We use measures of cash flow, including net cash flows from operating activities, investing activities and financing activities, to evaluate our periodic cash flow results.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$84,999	$52,089	$32,910
Net cash (used in) provided by investing activities	(3,803)	1,364	(5,167)
Net cash used in financing activities	(59,794)	(24,585)	(35,209)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $85.0 million for the three months ended March 31, 2019, as compared to $52.1 million for the same period in the prior year, driven by cash earnings of our European Platform, which was acquired in June of 2018.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019, was $3.8 million, which was due to the use of $7.4 million for capital expenditures, partially offset by the receipt of $2.8 million of proceeds received from a government rebate for certain costs previously incurred for capital expenditures and $0.7 million from other investing activities. Net cash provided by investing activities for the three months ended March 31, 2018 was $1.4 million, which was due to $4.1 million of proceeds received from reimbursable interconnection costs, partially offset by $2.7 million of capital expenditures.

Net Cash Used In Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019, was $59.8 million, primarily due to $51.4 million principal payments on non-recourse debt and deferred financing costs, a $0.9 million principal payment on our Term Loan, $42.0 million dividend payments to our Class A common stockholders and net payments of $0.5 million payments to non-controlling interests in renewable energy facilities, which were partially offset by $35.0 million of net draws on our Revolver. Net cash used in financing activities for the three months ended March 31, 2018 was $24.6 million, which was primarily driven by a dividend payment of $28.0 million and $9.6 million of principal payments on non-recourse long-term debt, partially offset by $10.0 million of net draws on our corporate-level revolving credit facility.

Off-Balance Sheet Arrangements

The Company enters into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements provided herein were prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, we have applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can differ from these estimates. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, are those that depend most heavily on these judgments and estimates. As of March 31, 2019, the only notable changes to the significant accounting policies described in our Annual Report on Form 10-K are with respect to our adoption of the new accounting pronouncements described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

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

Interest Rate Risk

As of March 31, 2019, the estimated fair value of our debt was $5,851.6 million and the carrying value of our debt was $5,707 million. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $87 million and $96 million, respectively.

As of March 31, 2019, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate), the Senior Notes due 2028 (fixed rate), the Revolver (variable rate) and the Term Loan (variable rate). Additionally, during the year ended December 31, 2018, we drew and repaid $86.0 million under the Sponsor Line (variable rate). On March 8, 2019, we entered into interest rate swap agreements with counterparties to hedge the variable Eurodollar base rate associated with the interest payments on the entire principal of our Term Loan, paying an average fixed rate of 2.54%. In return, the counterparties agreed to pay us the variable Eurodollar base rate payments due to the lenders until maturity. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver and Term Loan by $1.8 million for the three months ended March 31, 2019.

As of March 31, 2019, our non-recourse permanent financing debt was at both fixed and variable rates. 61% of the $3,416.2 million balance had a variable interest rate and the remaining 39% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap certain of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $59.2 million or $59.1 million for the year ended March 31, 2019, respectively.

Foreign Currency Risk

During the three months ended March 31, 2019 and 2018, we generated operating revenues in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Chile and Uruguay, with our revenues being denominated in U.S. dollars, Euro, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in U.S. dollars, Euro, Canadian dollars and British pounds.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets, liabilities and intercompany loans denominated in Euro.

We use foreign currency forward contracts to hedge portions of our net investment positions in certain subsidiaries with Euro and Canadian dollar functional currencies and to manage our foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations, the effective portion of the net gains or losses attributable to changes in exchange rates are recorded in foreign currency translation adjustments accumulated other comprehensive income (“AOCI”). Recognition in earnings of amounts previously recorded in AOCI is limited to circumstances such as complete or substantial liquidation of the net investment in the hedged foreign operation. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in Euros would have increased or decreased our earnings by $7.0 million for the three months ended March 31, 2019. Cash flows from derivative instruments designated as net investment hedges and non-designated derivatives used to manage foreign currency risks associated with intercompany loans are classified as investing activities in the consolidated statements of cash flows. Cash flows from all other derivative instruments are classified as operating activities in the consolidated statements of cash flows.

Commodity Risk

For certain of our wind power plants, we may use long-term cash-settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 10% increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have increased or decreased our earnings by $12.5 million or $13.1 million for the three months ended March 31, 2019, respectively.

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

Counterparty Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as having a diversified portfolio of creditworthy offtake counterparties. As of March 31, 2019, on a weighted average basis (based on MW), our PPA counterparties had an investment grade credit rating. However, there are a limited number of offtake counterparties under offtake agreements in each region that we operate, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of March 31, 2019, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2019 due to the previously identified material weaknesses, which continued to exist as of March 31, 2019.

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

As permitted by SEC guidance, management has excluded from its assessment of internal control over financial reporting the internal controls of Saeta, which the Company acquired on June 12, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than additional changes to our control environment to support the adoption of Topic 842 and the remediation actions discussed below. The Company continues to implement its remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2018. We are continuing to work to remediate all such material weaknesses as soon as reasonably possible.

During the first quarter of 2019, we executed the following actions:

•
We deployed new consolidation and treasury related financial systems and continued our effort to implement a lease accounting software application, each of which is expected to increase the efficiency of processing transactions, produce accurate and timely information to address various operational and compliance needs, and reduce our reliance on manual controls and end-user computing spreadsheets;

•
We are continuing to enhance revenue controls that have been implemented, and we have commenced automation of certain system journals and the implementation of a new application to support invoicing and the sourcing of certain revenue data to reduce the reliance on manual controls; and

•
We began to enhance the review controls over the application of GAAP and accounting measurements for significant accounts, transactions and related financial statement disclosures by adding incremental resources and providing specialized/technical training to strengthen our skills to support our controllership function. This quarter was highlighted by additional training and review controls to support the Company’s adoption of Topic 842, as described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

PART II - Other Information

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Item 1. Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 15, 2019. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company’s risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

* Filed as an exhibit to this Quarterly Report on Form 10-Q.
** This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

By:	/s/ MICHAEL TEBBUTT		By:	/s/ MICHAEL RAGUSA
	Name:	Michael Tebbutt		Name:	Michael Ragusa
	Title:	Chief Financial Officer (principal financial officer)		Title:	Chief Accounting Officer (principal accounting officer)

Date:	May 10, 2019			Date:	May 10, 2019