Form 10-Q
period 2019-06-30
TerraForm Power, Inc.
filed 2019-08-09
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36542
 ______________________________________________________________
TerraForm Power, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________________________

Delaware				46-4780940
(State or other jurisdiction of incorporation or organization)				(I. R. S. Employer Identification No.)
200 Liberty Street,	14th Floor	New York,	New York	10281
(Address of principal executive offices)				(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of July 31, 2019, there were 209,154,985 shares of Class A common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

•
our ability to successfully close the acquisitions of, and integrate the projects that we expect to acquire from, third parties, including the distributed generation (“DG”) portfolio that we have agreed (subject to certain terms and conditions and post-closing adjustments) to acquire from subsidiaries of AltaGas Ltd. (“AltaGas”);

•
our ability to successfully achieve expected synergies and to successfully execute on the funding plan for the acquisition of the DG portfolio from AltaGas, including our ability to successfully close any contemplated capital recycling initiatives;

•	our ability to realize the anticipated benefits from acquisitions;

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

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues, net	$255,366	$179,888	$480,698	$307,435
Operating costs and expenses:
Cost of operations	71,575	49,805	132,326	87,128
General and administrative expenses	22,057	19,865	45,219	44,149
General and administrative expenses - affiliate	6,159	4,023	11,323	7,497
Acquisition costs	293	2,877	475	5,957
Acquisition costs - affiliate	—	6,025	—	6,630
Impairment of renewable energy facilities	—	—	—	15,240
Depreciation, accretion and amortization expense	100,354	69,994	207,323	135,584
Total operating costs and expenses	200,438	152,589	396,666	302,185
Operating income	54,928	27,299	84,032	5,250
Other expenses (income):
Interest expense, net	71,041	50,892	157,328	104,446
Gain on extinguishment of debt, net	—	—	(5,543)	—
Gain on foreign currency exchange, net	(6,440)	(2,078)	(15,192)	(1,187)
Other expenses (income), net	1,485	1,663	(1,195)	2,512
Total other expenses, net	66,086	50,477	135,398	105,771
Loss before income tax expense	(11,158)	(23,178)	(51,366)	(100,521)
Income tax expense	5,669	4,434	1,518	3,404
Net loss	(16,827)	(27,612)	(52,884)	(103,925)
Less: Net income (loss) attributable to redeemable non-controlling interests	2,481	4,680	(6,900)	2,658
Less: Net loss attributable to non-controlling interests	(15,713)	(10,955)	(33,762)	(168,042)
Net (loss) income attributable to Class A common stockholders	$(3,595)	$(21,337)	$(12,222)	$61,459

Weighted average number of shares:
Class A common stock - Basic	209,142	161,568	209,142	154,890
Class A common stock - Diluted	209,142	161,568	209,142	154,905

(Loss) earnings per share:
Class A common stock - Basic and diluted	$(0.02)	$(0.13)	$(0.06)	$0.40

Dividends declared per share:
Class A common stock	$0.2014	$0.19	$0.4028	$0.38

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(16,827)	$(27,612)	$(52,884)	$(103,925)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized gain (loss) arising during the period	4,050	(5,392)	8,872	(8,675)
Hedging activities:
Net unrealized (loss) gain arising during the period	(18,128)	12,399	(27,288)	1,907
Reclassification of net realized (gain) loss into earnings	(2,917)	39	(5,828)	(923)
Other comprehensive (loss) income, net of tax	(16,995)	7,046	(24,244)	(7,691)
Total comprehensive loss	(33,822)	(20,566)	(77,128)	(111,616)
Less comprehensive (loss) income attributable to non-controlling interests:
Net income (loss) attributable to redeemable non-controlling interests	2,481	4,680	(6,900)	2,658
Net loss attributable to non-controlling interests	(15,713)	(10,955)	(33,762)	(168,042)
Hedging activities	56	6	732	(1,237)
Comprehensive loss attributable to non-controlling interests	(13,176)	(6,269)	(39,930)	(166,621)
Comprehensive (loss) income attributable to Class A common stockholders	$(20,646)	$(14,297)	$(37,198)	$55,005

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$204,148	$248,524
Restricted cash, current	30,876	27,784
Accounts receivable, net	164,476	145,161
Derivative assets, current	16,573	14,371
Prepaid expenses and other current assets	55,814	65,149
Due from affiliate	—	196
Total current assets	471,887	501,185

Renewable energy facilities, net, including consolidated variable interest entities of $3,136,579 and $3,064,675 in 2019 and 2018, respectively	6,564,873	6,470,026
Intangible assets, net, including consolidated variable interest entities of $715,086 and $751,377 in 2019 and 2018, respectively	1,890,615	1,996,404
Goodwill	150,785	120,553
Restricted cash	82,495	116,501
Derivative assets	81,140	90,984
Other assets	35,299	34,701
Total assets	$9,277,094	$9,330,354

Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $119,176 and $64,251 in 2019 and 2018, respectively	$496,189	$464,332
Accounts payable, accrued expenses and other current liabilities	184,104	181,400
Due to affiliates	8,233	6,991
Derivative liabilities, current portion	33,693	35,559
Total current liabilities	722,219	688,282

Long-term debt, less current portion, including consolidated variable interest entities of $795,723 and $885,760 in 2019 and 2018, respectively	5,105,373	5,297,513
Operating lease obligations, less current portion, including consolidated variable interest entities of $137,278 in 2019	237,486	—
Asset retirement obligations, including consolidated variable interest entities of $88,844 and $86,456 in 2019 and 2018, respectively	219,385	212,657
Derivative liabilities	132,912	93,848
Deferred income taxes	160,235	178,849
Other liabilities	97,973	90,788
Total liabilities	6,675,583	6,561,937

Redeemable non-controlling interests	33,344	33,495
Stockholders' equity:
Class A common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 209,642,140 shares issued in 2019 and 2018	2,096	2,096
Additional paid-in capital	2,299,628	2,391,435
Accumulated deficit	(371,825)	(359,603)
Accumulated other comprehensive income	15,262	40,238
Treasury stock, 500,420 shares in 2019 and 2018	(6,712)	(6,712)
Total TerraForm Power, Inc. stockholders' equity	1,938,449	2,067,454
Non-controlling interests	629,718	667,468
Total stockholders' equity	2,568,167	2,734,922
Total liabilities, redeemable non-controlling interests and stockholders' equity	$9,277,094	$9,330,354

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2017	148,586	$1,486	$1,872,125	$(387,204)	$48,018	(500)	$(6,712)	$1,527,713	$1,057,301	$(198,196)	$894	$859,999	$2,387,712
Cumulative-effect adjustment	—	—	—	24,578	(4,164)	—	—	20,414	—	(308)	—	(308)	20,106
Net income (loss)	—	—	—	82,796	—	—	—	82,796	—	(157,087)	—	(157,087)	(74,291)
Dividends	—	—	(28,008)	—	—	—	—	(28,008)	—	—	—	—	(28,008)
Other comprehensive loss	—	—	—	—	(13,494)	—	—	(13,494)	—	—	(1,243)	(1,243)	(14,737)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	7,685	—	—	7,685	7,685
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(5,204)	—	—	(5,204)	(5,204)
Other	—	—	3,494	—	—	—	—	3,494	—	(500)	—	(500)	2,994
Balance as of March 31, 2018	148,586	1,486	1,847,611	(279,830)	30,360	(500)	(6,712)	1,592,915	1,059,782	(356,091)	(349)	703,342	2,296,257
Issuance of Class A common stock to affiliates	60,976	610	649,390	—	—	—	—	650,000	—	—	—	—	650,000
Stock-based compensation	—	—	73	—	—	—	—	73	—	—	—	—	73
Net loss	—	—	—	(21,337)	—	—	—	(21,337)	—	(10,955)	—	(10,955)	(32,292)
Dividends	—	—	(28,008)	—	—	—	—	(28,008)	—	—	—	—	(28,008)
Other comprehensive income	—	—	—	—	7,040	—	—	7,040	—	—	6	6	7,046
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(6,185)	—	—	(6,185)	(6,185)
Other	—	—	(295)	—	—	—	—	(295)	102	—	—	102	(193)
Balance as of June 30, 2018	209,562	$2,096	$2,468,771	$(301,167)	$37,400	(500)	$(6,712)	$2,200,388	$1,053,699	$(367,046)	$(343)	$686,310	$2,886,698

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2018	209,642	$2,096	$2,391,435	$(359,603)	$40,238	(500)	$(6,712)	$2,067,454	$1,040,771	$(373,420)	$117	$667,468	$2,734,922
Stock-based compensation	—	—	160	—	—	—	—	160	—	—	—	—	160
Net loss	—	—	—	(8,627)	—	—	—	(8,627)	—	(18,049)	—	(18,049)	(26,676)
Dividends	—	—	(41,987)	—	—	—	—	(41,987)	—	—	—	—	(41,987)
Other comprehensive (loss) income	—	—	—	—	(7,925)	—	—	(7,925)	—	—	676	676	(7,249)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	5,562	—	—	5,562	5,562
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(5,023)	—	—	(5,023)	(5,023)
Purchase of redeemable non-controlling interests in renewable energy facilities	—	—	(687)	—	—	—	—	(687)	(393)	—	—	(393)	(1,080)
Non-cash redemption of redeemable non-controlling interests	—	—	(7,345)	—	—	—	—	(7,345)	—	—	—	—	(7,345)
Balance as of March 31, 2019	209,642	2,096	2,341,576	(368,230)	32,313	(500)	(6,712)	2,001,043	1,040,917	(391,469)	793	650,241	2,651,284
Stock-based compensation	—	—	43	—	—	—	—	43	—	—	—	—	43
Net loss	—	—	—	(3,595)	—	—	—	(3,595)	—	(15,713)	—	(15,713)	(19,308)
Dividends	—	—	(41,991)	—	—	—	—	(41,991)	—	—	—	—	(41,991)
Other comprehensive (loss) income	—	—	—	—	(17,051)	—	—	(17,051)	—	—	56	56	(16,995)
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(4,866)	—	—	(4,866)	(4,866)
Balance as of June 30, 2019	209,642	$2,096	$2,299,628	$(371,825)	$15,262	(500)	$(6,712)	$1,938,449	$1,036,051	$(407,182)	$849	$629,718	$2,568,167

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(52,884)	$(103,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	207,323	135,584
Amortization of favorable and unfavorable rate revenue contracts, net	18,854	19,567
Impairment of renewable energy facilities	—	15,240
Amortization of deferred financing costs, debt premiums and discounts, net	4,143	4,258
Unrealized loss (gain) on interest rate swaps	12,850	(8,777)
Unrealized gain on commodity contract derivatives, net	(2,563)	(5,292)
Recognition of deferred revenue	(1,594)	(929)
Stock-based compensation expense	203	73
(Gain) loss on extinguishment of debt, net	(5,543)	1,480
Loss on disposal of renewable energy facilities	10,146	6,764
Gain on foreign currency exchange, net	(14,461)	(5,684)
Deferred taxes	(1,182)	3,006
Other, net	29	344
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(21,405)	(6,389)
Prepaid expenses and other current assets	8,301	18,321
Accounts payable, accrued expenses and other current liabilities	725	(7,748)
Due to affiliates	1,242	2,308
Other, net	12,303	7,284
Net cash provided by operating activities	176,487	75,485
Cash flows from investing activities:
Capital expenditures	(10,622)	(10,333)
Proceeds from energy state rebate and reimbursable interconnection costs	3,626	6,006
Proceeds from the settlement of foreign currency contracts	30,529	—
Acquisition of Saeta business, net of cash and restricted cash acquired	—	(831,484)
Acquisition of renewable energy facilities from third parties, net of cash and restricted cash acquired	(18,255)	(4,105)
Other investing activities	1,164	—
Net cash provided by (used in) by investing activities	6,442	(839,916)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of Class A common stock to affiliates	—	650,000
Proceeds from the Sponsor Line - affiliate	—	86,000
Revolver draws	83,000	539,053
Revolver repayments	(270,000)	(157,244)
Term Loan principal payments	(1,750)	(1,750)
Borrowings of non-recourse long-term debt	179,409	103,639
Principal payments and prepayments on non-recourse long-term debt	(146,627)	(102,257)
Debt financing fees paid	(10,035)	(3,652)
Sale of membership interests and contributions from non-controlling interests in renewable energy facilities	5,562	7,685
Purchase of membership interests and distributions to non-controlling interests in renewable energy facilities	(11,566)	(12,507)
Due to/from affiliates, net	—	3,214
Payment of dividends	(83,979)	(56,016)
Recovery of related party short swing profit	—	2,994
Net cash (used in) provided by financing activities	(255,986)	1,059,159
Net (decrease) increase in cash, cash equivalents and restricted cash	(73,057)	294,728
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,233)	(3,430)
Cash, cash equivalents and restricted cash at beginning of period	392,809	224,787
Cash, cash equivalents and restricted cash at end of period	$317,519	$516,085
Supplemental Disclosures:
Cash paid for interest	$154,036	$94,593
Cash paid for income taxes	1,554	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) is a holding company and its primary asset is an equity interest in TerraForm Power, LLC (“Terra LLC”). TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC, which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. The Company is sponsored by Brookfield, and the Company’s primary business strategy is to acquire operating solar and wind assets in North America and Western Europe. As of June 30, 2019, affiliates of Brookfield held approximately 65% of TerraForm Power’s Class A common stock.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2019, results of operations, comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018.
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

The Company evaluated the impact of Topic 842 as it relates to operating leases for land, buildings, and equipment for which it is the lessee and reviewed its existing contracts for embedded leases. The adoption of the new standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $252.7 million and $245.3 million respectively, as of January 1, 2019 for operating leases, whereas the Company’s accounting for finance leases remained substantially unchanged. See Note 7. Leases for additional details.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes some disclosure requirements, modifies others, and adds some new disclosure requirements. The guidance is effective January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets. Capitalized implementation costs are amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements.

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

3. REVENUE

The following table presents the Company’s operating revenues, net and disaggregated by revenue source:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	Solar	Wind	Regulated Solar and Wind	Total
PPA rental income	$56,203	$46,293	$—	$102,496	$55,366	$50,899	$—	$106,265
Commodity derivatives	—	16,498	—	16,498	—	21,441	—	21,441
PPA and market energy revenue	8,753	19,402	27,758	55,913	13,458	6,359	—	19,817
Capacity revenue from remuneration programs[1]	—	—	54,304	54,304	—	—	18,286	18,286
Amortization of favorable and unfavorable rate revenue contracts, net	(1,947)	(7,769)	—	(9,716)	(1,966)	(7,784)	—	(9,750)
Energy revenue	63,009	74,424	82,062	219,495	66,858	70,915	18,286	156,059
Incentive revenue	19,574	2,412	13,885	35,871	16,463	4,366	3,000	23,829
Operating revenues, net	$82,583	$76,836	$95,947	$255,366	$83,321	$75,281	$21,286	$179,888

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	Solar	Wind	Regulated Solar and Wind	Total
PPA rental income	$93,972	$104,138	$—	$198,110	$92,134	$103,312	$—	$195,446
Commodity derivatives	—	32,107	—	32,107	—	32,448	—	32,448
PPA and market energy revenue	14,357	44,722	50,909	109,988	19,965	13,051	—	33,016
Capacity revenue from remuneration programs[1]	—	—	100,141	100,141	—	—	18,286	18,286
Amortization of favorable and unfavorable rate revenue contracts, net	(3,313)	(15,541)	—	(18,854)	(3,943)	(15,624)	—	(19,567)
Energy revenue	105,016	165,426	151,050	421,492	108,156	133,187	18,286	259,629
Incentive revenue	34,923	4,049	20,234	59,206	34,888	9,918	3,000	47,806
Operating revenues, net	$139,939	$169,475	$171,284	$480,698	$143,044	$143,105	$21,286	$307,435
———

(1)	Represents the remuneration related on the Company’s investments in renewable energy facilities in Spain.

4. ACQUISITIONS

Saeta Acquisition

On February 7, 2018, the Company announced that it intended to launch a voluntary tender offer (the “Tender Offer”) to acquire 100% of the outstanding shares of Saeta Yield S.A.U. (“Saeta”) a Spanish renewable power company with then 1,028 megawatts (“MW”) of wind and solar facilities (approximately 250 MW of solar and 778 MW of wind) located primarily in Spain. The Tender Offer was for €12.20 in cash per share of Saeta. On June 8, 2018, the Company announced that Spain’s National Securities Market Commission confirmed an over 95% acceptance of shares of Saeta in the Tender Offer (the “Tendered Shares”). On June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion and the assumption of $1.91 billion of project-level debt. Having acquired 95.28% of the shares of Saeta, the Company then pursued a statutory squeeze out procedure under Spanish law to procure the remaining approximately 4.72% of the shares of Saeta on July 2, 2018 for $54.6 million.

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

The Company accounted for the acquisition of Saeta under the acquisition method of accounting for business combinations. The purchase accounting for the Saeta acquisition, including assignment of goodwill to reporting units, has been finalized. The final adjustments to the purchase price allocation recorded during the six months ended June 30, 2019 reflected changes to the provisional estimates for: (i) the inputs associated with the estimated residual values of Saeta’s renewable energy facilities and its asset retirement obligations, (ii) the fair value of debt in Uruguay, (iii) the inputs related to the valuation of certain intangible assets in Portugal and (iv) deferred income taxes. The final allocation of the acquisition-date fair values of assets, liabilities and redeemable non-controlling interests pertaining to this business combination as of June 30, 2019, was as follows:

(In thousands)	As of June 12, 2018, reported at March 31, 2019	Adjustments	As of June 12, 2018, reported at June 30, 2019
Renewable energy facilities in service	$1,993,520	$(6,238)	$1,987,282
Accounts receivable	91,343	—	91,343
Intangible assets	1,034,176	(31,862)	1,002,314
Goodwill[1]	123,106	32,283	155,389
Other assets	43,402	2,845	46,247
Total assets acquired	3,285,547	(2,972)	3,282,575
Accounts payable, accrued expenses and other current liabilities	93,032	(1,761)	91,271
Long-term debt, including current portion	1,906,831	16,139	1,922,970
Deferred income taxes	171,373	(17,256)	154,117
Asset retirement obligations	67,706	(94)	67,612
Derivative liabilities, including current portion	137,002	—	137,002
Other long-term liabilities	23,002	—	23,002
Total liabilities assumed	2,398,946	(2,972)	2,395,974
Redeemable non-controlling interests[2]	55,117	—	55,117
Purchase price, net of cash and restricted cash acquired[3]	$831,484	$—	$831,484
———

(1)
The excess purchase price over the estimated fair value of net assets acquired of $155.4 million was recorded to goodwill, with $117.4 million assigned to the Regulated Solar and Wind segment and $38.0 million assigned to the Wind segment.

(2)
The fair value of the non-controlling interest was determined using a market approach using a quoted price for the instrument. As discussed above, the Company acquired the remaining shares of Saeta pursuant to a statutory squeeze out procedure under Spanish law, which closed on July 2, 2018. The quoted price for the purchase of the non-controlling interest was the best indicator of fair value and was supported by a discounted cash flow technique.

(3)	The Company acquired cash and cash equivalents of $187.2 million and restricted cash of $95.1 million as of the acquisition date.

The acquired non-financial assets primarily represented the fair value of acquired renewable energy facilities and intangible assets from concession and license agreements using the cost and income approach. Key inputs used to estimate fair value included forecasted power pricing, operational data, asset useful lives, and a discount rate factor reflecting current market conditions at the time of the acquisition. These significant inputs were not observable in the market and thus represent Level 3 measurements (as defined in Note 13. Fair Value of Financial Instruments). Refer below for additional disclosures related to the acquired finite-lived intangible assets.

The results of operations of Saeta are included in the Company’s consolidated results since the date of acquisition. The operating revenues and net income of Saeta reflected in the unaudited condensed consolidated statements of operations were $111.7 million and $30.1 million, respectively, for the three months ended June 30, 2019, and $205.3 million and $26.1 million, respectively, for the six months ended June 30, 2019.

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
———

(1)
For the purposes of this disclosure, the weighted average amortization period is determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset and liability class.

Unaudited Pro Forma Supplementary Data

Unaudited pro forma supplementary data, assuming the Saeta acquisition occurred on January 1, 2018 for the purposes of the 2018 pro forma disclosures, are presented in the table below. The pro forma net loss includes interest expense related to incremental borrowings used to finance the transaction and adjustments to depreciation, accretion and amortization expense for the valuation of renewable energy facilities, intangible assets and asset retirement obligations. The pro forma net loss for the six months ended June 30, 2018, excludes the impact of acquisition related costs disclosed below. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

(In thousands)	Six Months Ended June 30, 2018
Total operating revenues, net	$496,268
Net loss	(90,088)

Acquisition Costs

Acquisition costs incurred by the Company for the three and six months ended June 30, 2019, were $0.3 million and $0.5 million, respectively, and for the three and six months ended June 30, 2018, were $8.9 million and $12.6 million, respectively. Costs related to affiliates for the three and six months ended June 30, 2018 were $6.0 million and $6.6 million, respectively. These costs are reflected as acquisition costs and acquisition costs - affiliate (see Note 17. Related Parties) in the unaudited condensed consolidated statements of operations and are excluded from the unaudited pro forma net loss amount disclosed above. There were no acquisition costs related to affiliates for the three and six months ended June 30, 2019.

Acquisition of 10.6MW Solar Distributed Generation Portfolio

During the six months ended June 30, 2019, the Company acquired three solar distributed generation facilities from third parties, located in the U.S. with a combined nameplate capacity of 10.6 MW for a consideration of $18.3 million, net of cash acquired. The facilities are contracted under long-term power purchase agreements with municipal offtakers. The Company is committed to purchase an additional facility with a nameplate capacity of 4.5 MW for a consideration of $6.0 million that is expected to be completed in December 2019.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash balances and money market funds with original maturity periods of three months or less when purchased. As of June 30, 2019 and December 31, 2018, cash and cash equivalents included $169.7 million and $177.6 million, respectively, of unrestricted cash held at project-level subsidiaries, which was available for project expenses but not available for corporate use.

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

Reconciliation of Cash and Cash Equivalents as Presented in the Unaudited Condensed Consolidated Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2019.

(In thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$204,148	$248,524
Restricted cash - current	30,876	27,784
Restricted cash - non-current	82,495	116,501
Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$317,519	$392,809

As further discussed in Note 10. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the financial statement issuance date for the six months ended June 30, 2019, and for the year ended December 31, 2018. As a result, the Company reclassified $9.8 million and $11.2 million of non-current restricted cash to current as of June 30, 2019 and December 31, 2018, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as non-current restricted cash were driven by the financing agreements. As of June 30, 2019 and December 31, 2018, $1.2 million and $1.4 million, respectively, of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the respective balance sheet date.

6. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Renewable energy facilities in service, at cost[1]	$7,554,702	$7,298,371
Less: accumulated depreciation - renewable energy facilities[1]	(998,954)	(833,844)
Renewable energy facilities in service, net	6,555,748	6,464,527
Construction in progress - renewable energy facilities	9,125	5,499
Total renewable energy facilities, net	$6,564,873	$6,470,026

———

(1)
As discussed in Note 2. Summary of Significant Accounting Policies and Note 7. Leases, on January 1, 2019, the Company recognized $252.7 million right-of-use of assets, related to operating leases as a result of the adoption of Topic 842, which are included within renewable energy facilities. The amount of right-of-use of assets as of June 30, 2019 was $252.2 million.

Depreciation expense related to renewable energy facilities was $74.8 million and $155.9 million for the three and six months ended June 30, 2019, respectively, as compared to $57.8 million and $115.0 million for the same periods in the prior year.

Impairment Charges

The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had a renewable energy certificate sales agreement with a customer expiring December 31, 2021 that was significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company’s analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value, which is reflected within impairment of renewable energy facilities in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2018. The Company used an income approach methodology of valuation to determine fair value by applying a discounted cash flow method to the forecasted cash flows of the operating project, which was categorized as a Level 3 fair value measurement due to the significance of unobservable inputs. Key estimates used in the income approach included forecasted power and incentive prices, customer renewal rates, operating and maintenance costs and the discount rate. No impairment losses were recognized for the three or six months ended June 30, 2019.

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
The components of lease expense were as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed operating lease cost	$4,629	$11,196
Variable operating lease cost[1]	697	2,405
Total operating lease cost	$5,326	$13,601
———

(1)	Primarily related to production-based variable inputs and adjustments for inflation.

Supplemental cash flow information related to the Company’s leases was as follows:

(In thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$6,015
———
(1)    Right-of-use assets, excluding the effect of acquisitions, obtained in exchange for lease obligations for the six months ended June 30, 2019, were not material.

Supplemental balance sheet information related to the Company’s leases was as follows:

(In thousands, except lease term and discount rate)	As of June 30, 2019
Operating leases:
Right-of-use assets	$252,231

Other current liabilities	$16,027
Non-current lease liabilities	237,486
Total operating lease liabilities	$253,513

Weighted Average Remaining Lease Term:
Operating leases	20 years

Weighted Average Discount Rate:
Operating leases	4.5%

Maturities of lease liabilities by fiscal year for the Company’s operating leases were as follows:

(In thousands)
Remainder of 2019	$12,835
2020	20,083
2021	20,359
2022	20,204
2023	20,851
Thereafter	299,269
Total lease payments	393,601
Less: Imputed interest	(140,088)
Total	$253,513

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

8. INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of June 30, 2019:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Concession and licensing contracts	15 years	$978,602	$(68,794)	$909,808
Favorable rate revenue contracts	14 years	731,116	(174,530)	556,586
In-place value of market rate revenue contracts	18 years	537,745	(113,524)	424,221
Total intangible assets, net		$2,247,463	$(356,848)	$1,890,615

Unfavorable rate revenue contracts	6 years	$40,742	$(29,397)	$11,345
Unfavorable rate operations and maintenance contracts	6 months	5,000	(4,457)	543
Total intangible liabilities, net[1]		$45,742	$(33,854)	$11,888
———

(1)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2018:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Concession and licensing contracts	15 years	$1,015,824	$(36,374)	$979,450
Favorable rate revenue contracts	14 years	738,488	(166,507)	571,981
In-place value of market rate revenue contracts	18 years	532,844	(100,543)	432,301
Favorable rate land leases[1]	16 years	15,800	(3,128)	12,672
Total intangible assets, net		$2,302,956	$(306,552)	$1,996,404

Unfavorable rate revenue contracts	6 years	$58,508	$(41,605)	$16,903
Unfavorable rate operations and maintenance contracts	1 year	5,000	(3,802)	1,198
Unfavorable rate land lease[1]	14 years	1,000	(218)	782
Total intangible liabilities, net[2]		$64,508	$(45,625)	$18,883

———

(1)
On January 1, 2019, these amounts were reclassified to right-of-use assets in connection with the adoption of Topic 842. See Note 2. Summary of Significant Accounting Policies and Note 7. Leases for details.

(2)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

Amortization expense related to concessions and licensing contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and six months ended June 30, 2019, amortization expense related to concessions and licensing contacts was $15.9 million and $33.2 million, respectively. During the three and six months ended June 30, 2018, amortization expense related to concessions and licensing contracts was $2.9 million.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and six months ended June 30, 2019, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.8 million and $18.9 million, respectively, as compared to a $9.8 million and $19.6 million reduction of operating revenues, net for the same periods in 2018.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and six months ended June 30, 2019, amortization expense related to the in-place value of market rate revenue contracts was $6.3 million and $12.9 million, respectively, as compared to $10.5 million and $16.9 million for the same periods in the prior year.

Prior to the adoption of Topic 842, amortization expense related to favorable rate land leases was reflected in the unaudited condensed consolidated statements of operations within cost of operations. Amortization related to the unfavorable rate land lease and unfavorable rate operations and maintenance (“O&M”) contracts was reflected in the unaudited condensed consolidated statements of operations as a reduction of cost of operations. During the three and six months ended June 30, 2018, net amortization related to favorable and unfavorable rate land leases and unfavorable rate O&M contracts resulted in a $0.2 million and $0.3 million increase in cost of operations, respectively.

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

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Current assets	$126,983	$134,057
Non-current assets	3,941,567	3,909,549
Total assets	$4,068,550	$4,043,606
Current liabilities	$180,675	$120,790
Non-current liabilities	1,059,277	1,014,789
Total liabilities	$1,239,952	$1,135,579

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all the liabilities in the table above can only be settled by using VIE resources.

10. LONG-TERM DEBT

Long-term debt, including affiliate amounts, consists of the following:

(In thousands, except interest rates)	June 30, 2019	December 31, 2018	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$500,000	$500,000	Fixed	4.25	Senior notes
Senior Notes due 2025	300,000	300,000	Fixed	6.63	Senior notes
Senior Notes due 2028	700,000	700,000	Fixed	5.00	Senior notes
Revolver[3]	190,000	377,000	Variable	4.65	Revolving loan
Term Loan[4]	344,750	346,500	Variable	4.40	Term debt
Non-recourse long-term debt:
Permanent financing	3,536,047	3,496,370	Blended[5]	4.63[6]	Term debt / Senior notes
Financing obligations	62,780	77,066	Imputed	5.85[6]	Financing lease obligations
Total principal due for long-term debt and financing obligations	5,633,577	5,796,936		4.75[6]
Unamortized premiums and discounts, net	2,338	(15,913)
Deferred financing costs, net	(34,353)	(19,178)
Less: current portion of long-term debt and financing lease obligations	(496,189)	(464,332)
Long-term debt and financing obligations, less current portion	$5,105,373	$5,297,513
———

(1)	As of June 30, 2019.

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

(5)
Includes fixed rate debt and variable rate debt. As of June 30, 2019, 35% of this balance had a fixed interest rate and the remaining 65% of this balance had a variable interest rate. The Company entered into interest rate swap agreements to fix the interest rates of a majority of the variable rate permanent financing non-recourse debt (see Note 12. Derivatives).

(6)	Represents the weighted-average interest rate as of June 30, 2019.

Non-recourse Debt Defaults

As of June 30, 2019 and December 31, 2018, the Company reclassified $240.8 million and $186.3 million, respectively, of the Company’s non-recourse long-term indebtedness, net of unamortized deferred financing costs, to current in the unaudited condensed consolidated balance sheets due to defaults still remaining as of the respective financial statement issuance date, which primarily consists of indebtedness of the Company’s renewable energy facility in Chile and certain other operating projects in the United States. The Company continues to amortize deferred financing costs and debt discounts over the maturities of the respective financing agreements as before the violations, as the Company believes there is a reasonable likelihood that it will be, in due course, able to successfully negotiate a waiver with the lenders and/or cure the defaults. The Company’s management based this conclusion on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure waivers, (iii) the Company’s timely servicing of these debt instruments and (iv) the fact that no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lenders election to enforce project security interests.

Refer to Note 5. Cash and Cash Equivalents for discussion of corresponding restricted cash reclassifications to current as a result of these defaults. There were no corresponding interest rate swap reclassifications needed as a result of these remaining defaults.

Non-recourse Project Financing

Uruguay Project Financing Upsize

On April 30, 2019, two of the Company’s subsidiaries completed a $204.0 million refinancing arrangement of certain non-recourse indebtedness, representing a net upsize of approximately $65.0 million, associated with the Company’s 95 MW of utility-scale wind plants located in Uruguay (the “Uruguay Term Loans”). The Uruguay Term Loans consist of a $103.0 million Tranche A loan, a new $72.0 million Tranche B loan and an additional $29.0 million senior secured term loan. Approximately 46% of the aggregate principal amount of the Uruguay Term Loans bears a fixed interest rate of 2.6% and the remainder bears interest at a rate per annum equal to six-month US Libor plus an applicable margin that ranges from 1.94% to 2.94%. These loans amortize on a sculpted amortization schedule through their respective maturity dates through November 2035. The Company entered into interest rate swap agreements with a counterparty to hedge greater than 90% of the cash flows associated with the variable portion of the debt, paying a fixed rate of 2.78%. In return, the counterparty agreed to pay the variable interest payments to the lenders. The net proceeds of the refinancing were used to pay down a portion of the Revolver and for general corporate purposes.

United States Project Financing

On May 29, 2019, one of the Company’s subsidiaries entered into a new non-recourse debt financing agreement, comprised of a $104.1 million senior secured term loan facility. The loan is secured by approximately 137.7 MW of distributed-generation solar power plants located in the U.S. that are owned by the Company’s subsidiaries. The proceeds of this financing were used to repay a portion of the Revolver and for general corporate purposes. The loan matures after 15 years from the closing date on a sculpted amortization schedule. The Company entered into interest rate swap agreements with counterparties to hedge the cash flows associated with the interest payments portion of the debt, paying a fixed rate of 2.3%. In return, the counterparties agreed to pay the variable interest payments to the lenders.

Maturities

The aggregate contractual principal payments of long-term debt due after June 30, 2019, excluding the amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Maturities of long-term debt[1]	$140,761	$252,223	$264,366	$765,078	$1,049,747	$3,161,402	$5,633,577
———

(1)	Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $240.8 million of long-term debt.

11. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2019	2018	2019	2018
Loss before income tax expense	$(11,158)	$(23,178)	$(51,366)	$(100,521)
Income tax expense	5,669	4,434	1,518	3,404
Effective tax rate	(50.8)%	(19.1)%	(3.0)%	(3.4)%

For the three and six months ended June 30, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% and was primarily due to the recording of a valuation allowance on certain income tax benefits attributed to the Company, losses allocated to non-controlling interests and the effect of foreign and state taxes.

As of June 30, 2019, and December 31, 2018, the Company had not identified any uncertain tax positions for which a liability was required under ASC 740-10. The Company completed its analysis of Saeta’s historical tax positions. There were no significant adjustments recorded as a result of the analysis.

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

As of June 30, 2019 and December 31, 2018, the fair values of the following derivative instruments were included in the respective balance sheet captions indicated below:

	Fair Value of Derivative Instruments[1]
	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
(In thousands)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Derivatives	Counterparty Netting[2]	Net Derivatives
As of June 30, 2019
Derivative assets, current	$19	$609	$3,346	$—	$2,507	$10,723	$17,204	$(631)	$16,573
Derivative assets	—	56	41,212	—	1,755	39,073	82,096	(956)	81,140
Total assets	$19	$665	$44,558	$—	$4,262	$49,796	$99,300	$(1,587)	$97,713
Derivative liabilities, current portion	$11,175	$365	$—	$22,518	$266	$—	$34,324	$(631)	$33,693
Derivative liabilities, less current portion	18,032	1,471	—	111,364	3,001	—	133,868	(956)	132,912
Total liabilities	$29,207	$1,836	$—	$133,882	$3,267	$—	$168,192	$(1,587)	$166,605

As of December 31, 2018
Derivative assets, current	$1,478	$605	$18	$—	$3,344	$9,783	$15,228	$(857)	$14,371
Derivative assets	5,818	2,060	42,666	—	647	40,137	91,328	(344)	90,984
Total assets	$7,296	$2,665	$42,684	$—	$3,991	$49,920	$106,556	$(1,201)	$105,355
Derivative liabilities, current portion	$465	$—	$—	$34,267	$1,684	$—	$36,416	$(857)	$35,559
Derivative liabilities, less current portion	3,334	1,437	—	88,034	1,387	—	94,192	(344)	93,848
Total liabilities	$3,799	$1,437	$—	$122,301	$3,071	$—	$130,608	$(1,201)	$129,407

————

(1)	Fair value amounts are shown before the effect of counterparty netting adjustments.

(2)	Represents the netting of derivative exposures covered by qualifying master netting arrangements.

As of June 30, 2019 and December 31, 2018, the Company had posted letters of credit in the amount of $15.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of June 30, 2019 and December 31, 2018 related to the Company’s derivative transactions.

As of June 30, 2019 and December 31, 2018, the notional amounts for derivative instruments consisted of the following:

	Notional Amount as of
(In thousands)	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps (USD)	871,642	357,797
Interest rate swaps (CAD)	142,833	147,522
Commodity contracts (MWhs)	5,665	6,030
Net investment hedges:
Foreign currency contracts (CAD)	94,100	81,600
Foreign currency contracts (EUR)	245,000	320,000
Derivatives not designated as hedging instruments:
Interest rate swaps (USD)	12,039	12,326
Interest rate swaps (EUR)[1]	999,028	1,044,253
Foreign currency contracts (EUR)[2]	745,200	640,200
Foreign currency contracts (CAD)	7,800	—
Commodity contracts (MWhs)	8,087	8,707

————

(1)
Represents the notional amount of the interest rate swaps acquired from Saeta to economically hedge the interest rate payments on non-recourse debt. The Company did not designate these derivatives as hedging instruments under ASC 815 as of June 30, 2019 and December 31, 2018.

(2)
Represents the notional amount of foreign currency contracts used to economically hedge portions of the Company’s foreign exchange risk associated with Euro-denominated intercompany loans. The Company did not designate these derivatives as hedging instruments under ASC 815 as of June 30, 2019 and December 31, 2018.

The Company elected to present all derivative assets and liabilities on a net basis on the balance sheet as a right to set-off exists. The Company enters into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements with its counterparties. An ISDA Master Agreement is an agreement that can govern multiple derivative transactions between two counterparties that typically provides for the net settlement of all, or a specified group, of these derivative transactions through a single payment, and in a single currency, as applicable. A right to set-off typically exists when the Company has a legally enforceable ISDA Master Agreement. No amounts were netted for commodity contracts as of June 30, 2019 or December 31, 2018, as each of the commodity contracts were in a gain position.

Gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2019	2018	2019	2018
Interest rate swaps	Interest expense, net	$6,961	$(7,763)	$29,278	$(7,989)
Foreign currency contracts	(Gain) loss on foreign currency exchange, net	1,268	(13,792)	(19,929)	(12,566)
Commodity contracts	Operating revenues, net	(7,207)	(17,084)	(13,618)	(17,494)

Gains and losses recognized related to interest rate swaps, foreign currency contracts and commodity derivative contracts designated as hedging instruments for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,
Derivatives in Cash Flow and Net Investment Hedging Relationships	Gain (Loss) Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach		Location of Amount Reclassified from AOCI into Income	(Gain) Loss Included in the Assessment of Effectiveness Reclassified from AOCI into Income[2]		(Gain) Loss Excluded from the Assessment of Effectiveness that is Amortized through Earnings
(In thousands)	2019	2018	2019	2018		2019	2018	2019	2018
Interest rate swaps	$(16,938)	$2,645	$—	$—	Interest expense, net	$(435)	$292	$—	$—
Foreign currency contracts	(1,421)	—	—	—	(Gain) loss on foreign currency exchange, net	—	—	—	—
Commodity contracts	3,620	11,623	—	—	Operating revenues, net	(362)	(731)	—	(347)
Total	$(14,739)	$14,268	$—	$—		$(797)	$(439)	$—	$(347)
————

(1)	No tax expense or benefit was recorded for the three months ended June 30, 2019 and 2018.

(2)
No tax expense or benefit attributed to interest rate swaps was recorded for the three months ended June 30, 2019 and 2018. Net of tax expense of zero attributed to commodity contracts during the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
Derivatives in Cash Flow and Net Investment Hedging Relationships	Gain (Loss) Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach		Location of Amount Reclassified from AOCI into Income	(Gain) Loss Included in the Assessment of Effectiveness Reclassified from AOCI into Income[2]		(Gain) Loss Excluded from the Assessment of Effectiveness that is Amortized through Earnings
(In thousands)	2019	2018	2019	2018		2019	2018	2019	2018
Interest rate swaps	$(26,614)	$10,520	$—	$—	Interest expense, net	$(995)	$973	$—	$—
Foreign currency contracts	8,276	—	—	—	(Gain) loss on foreign currency exchange, net	—	—	—	—
Commodity contracts	4,155	(7,479)	—	735	Operating revenues, net	(678)	(2,042)	—	(679)
Total	$(14,183)	$3,041	$—	$735		$(1,673)	$(1,069)	$—	$(679)
————

(1)	No tax expense or benefit was recorded for the six months ended June 30, 2019 and 2018.

(2)
No tax expense or benefit attributed to interest rate swaps was recorded for the six months ended June 30, 2019 and 2018. Net of tax expense of zero attributed to commodity contracts during the six months ended June 30, 2019 and 2018.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements to hedge certain variable rate non-recourse debt and its Term Loan. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate. The amounts deferred in AOCI and reclassified into earnings during the three and six months ended June 30, 2019 and 2018 related to these interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $3.7 million. The maximum term of outstanding interest rate swaps designated as hedging instruments is 20 years.

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

As of June 30, 2019, the total notional amount of foreign currency forward contracts designated as net investment hedges was €245 million and approximately C$94.1 million. The maturity dates of these derivative instruments designated as net investment hedges range from 3 to 21 months. As of December 31, 2018, the total notional amount of foreign currency forward contracts designated as net investment hedges was €320 million and C$81.6 million. The maturity dates of these derivative instruments designated as net investment hedges range from 3 months to 2 years.

Commodity Contracts

The Company has two long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain wind renewable energy facilities located in Texas. One of these commodity contract qualifies for hedge accounting and is designated as a cash flow hedge. The change in the fair value of the components included in the effectiveness assessment of this derivative is reported in AOCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings. The amounts deferred in AOCI and reclassified into earnings during the three and six months ended June 30, 2019 and 2018 related to this commodity contract are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $2.6 million. The maximum term of the outstanding commodity contract designated as a hedging instrument is 9 years.

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

	As of June 30, 2019				As of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$19	$—	$19	$—	$7,296	$—	$7,296
Commodity contracts	—	8,275	86,079	94,354	—	12,816	79,652	92,468
Foreign currency contracts	—	3,340	—	3,340	—	5,455	—	5,455
Total derivative assets	$—	$11,634	$86,079	$97,713	$—	$25,567	$79,652	$105,219
Liabilities
Interest rate swaps	$—	$163,089	$—	$163,089	$—	$126,094	$—	$126,094
Foreign currency contracts	—	3,516	—	3,516	—	3,307	—	3,307
Total derivative liabilities	$—	$166,605	$—	$166,605	$—	$129,401	$—	$129,401

The Company’s interest rate swaps, foreign currency contracts and financial commodity contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company’s long-term physically settled commodity contracts (see Note 12. Derivatives) are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the six months ended June 30, 2019 and 2018.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$81,068	$60,148	$79,652	$80,268
Realized and unrealized gains (losses):
Included in other comprehensive income (loss)	3,620	9,503	4,155	(10,507)
Included in operating revenues, net	3,383	14,016	6,088	15,549
Settlements	(1,992)	(1,808)	(3,816)	(3,451)
Ending balance as of June 30	$86,079	$81,859	$86,079	$81,859

The significant unobservable inputs used in the valuation of the Company’s commodity contracts classified as Level 3 in the fair value hierarchy as of June 30, 2019 are as follows:

(In thousands, except range)	Fair Value as of June 30, 2019
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs as of June 30, 2019
Commodity contracts - power	$86,079	$—	Option model	Volatilities	14.1%
					Range
			Discounted cash flow	Forward price (per MWh)	$7.90	-	$105.75

The sensitivity of the Company’s fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain.

Fair Value of Debt

The carrying amount and estimated fair value of the Company’s long-term debt as of June 30, 2019 and December 31, 2018 was follows:

	As of June 30, 2019		As of December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$5,601,562	$5,788,414	$5,761,845	$5,789,702

The fair value of the Company’s long-term debt, except the corporate-level senior notes, was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the corporate-level senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective period. The fair values of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 100.26%, 105.50% and 100.25% of face value as of June 30, 2019, respectively. The fair values of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 93.47%, 89.78% and 102.50% of face value as of December 31, 2018, respectively.

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

14. STOCKHOLDERS’ EQUITY

The following table reflects the changes in TerraForm Power’s Class A common shares outstanding during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance as of January 1	209,142	148,086
Issuance of Class A common stock to affiliates	—	60,976
Balance as of June 30	209,142	209,062

Stock-based Compensation

The Company has an equity incentive plan that provides for the award of incentive and nonqualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to personnel and directors who provide services to the Company. The maximum contractual term of an award is ten years from the date of grant. As of June 30, 2019, an aggregate of 3,674,542 shares of Class A common stock were available for issuance under this plan. Upon the vesting of RSUs, the Company issues shares that have been previously authorized to be issued.

During the six months ended June 30, 2019, the Company awarded 156,550 time-based RSUs to certain employees of the Company. The grant-date fair value of these RSUs was $1.9 million based on the Company’s closing stock price. These RSUs are subject to a three-year vesting schedule based on the date of the Board of Directors’ approval and are recognized as compensation cost in accordance with the vesting schedule. The amount of stock-based compensation expense related to the equity awards in the Company’s stock during the six months ended was $0.2 million and is reflected within cost of operations and general and administrative expenses in the unaudited condensed consolidated statement of operations. The amount of stock-based compensation expense related to the equity awards in the Company's stock was $0.1 million during the three and six months ended June 30, 2018.

The RSUs do not entitle the holders to voting rights and holders of the RSUs do not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of June 30, 2019 and changes during the six months ended June 30, 2019:

	Number of RSUs Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (in years)
Balance as of January 1, 2019	103,300	$11.15
Granted	156,550	12.17
Forfeited	(47,986)	11.43
Balance as of June 30, 2019	211,864	$11.84	$3,029.7	1.7 years

Dividends

The following table presents cash dividends declared and paid on Class A common stock during the six months ended June 30, 2019 and 2018:

	Dividends per Share	Declaration Date	Record Date	Payment Date
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019
Second Quarter	0.2014	May 8, 2019	June 3, 2019	June 17, 2019
2018:
First Quarter	$0.19	February 6, 2018	February 28, 2018	March 30, 2018
Second Quarter	0.19	April 30, 2018	June 1, 2018	June 15, 2018

Share Repurchase Program

On July 25, 2019, the Board of Directors of the Company authorized the renewal for a period of approximately one year, of a program to repurchase up to 5% of the Company’s Class A common stock outstanding as of July 25, 2019, through to August 4, 2020. The timing and the amount of any repurchases of common stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934. The program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. Any repurchased common stock will be held by the Company as treasury stock. The Company expects to fund any repurchases from available liquidity.

No shares have been repurchased by the Company during the six months ended June 30, 2019.

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

Basic and diluted (loss) earnings per share of the Company’s Class A common stock for the three and six months ended June 30, 2019 and 2018 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Basic and diluted (loss) earnings per share:
Net (loss) income attributable to Class A common stockholders	$(3,595)	$(21,337)	$(12,222)	$61,459

Weighted average basic Class A shares outstanding[1]	209,142	161,568	209,142	154,890
Weighted average diluted Class A shares outstanding[2,3]	209,142	161,568	209,142	154,905

Basic and diluted (loss) earnings per share	$(0.02)	$(0.13)	$(0.06)	$0.40
———

(1)	The weighted-average basic Class A shares outstanding for the three and six months ended June 30, 2018 included zero and 66 thousand contingently issuable shares, respectively.

(2)
The computation for diluted earnings per share of the Company’s Class A common stock for the three and six months ended June 30, 2019 excluded 75 and 45 thousand of potentially dilutive unvested RSUs, respectively because the effect would have been anti-dilutive.

(3)	The weighted-average diluted Class A shares outstanding for the six months ended June 30, 2018 included 29 thousand additional contingently issuable shares.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company’s customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under certain contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of June 30, 2019, the Company had outstanding letters of credit drawn under the Revolver of $108.7 million and outstanding project-level letters of credit of $226.3 million drawn under certain project level financing agreements, compared to $99.5 million and $197.7 million as of December 31, 2018, respectively.

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

Long-Term Service Agreement

On August 10, 2018, the Company executed an 11-year framework agreement with affiliates of General Electric (“GE”) that, among other things, provides for the roll out, subject to receipt of third-party consents, of project level, long-term service agreements (collectively, the “LTSA”) for turbine operations and maintenance, as well as other balance of plant services across the Company’s 1.6 GW North American wind fleet. As of the date of this Quarterly Report on Form 10-Q, 15 of 16 project-level LTSAs are in place.

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

Claim relating to First Wind Acquisition

On May 27, 2016, D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) filed an amended complaint for declaratory judgment against TerraForm Power and Terra LLC in the Supreme Court of the State of New York alleging breach of contract with respect to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, Inc. (“SunEdison”), TerraForm Power and Terra LLC and the First Wind Sellers. The amended complaint alleges that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by SunEdison’s bankruptcy and by the resignations of two SunEdison employees. The amended complaint further alleges that TerraForm Power, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. The defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. On February 6, 2018, the court denied the Company’s motion to dismiss after which document discovery began. In January 2019, a pre-trial schedule was agreed between Terra LLC and the plaintiffs and approved by the Court. In April 2019, the Company filed an amended answer to the amended complaint. The Company cannot predict the impact on this litigation of any information that may become available in discovery.

The Company believes the First Wind Sellers’ allegations are without merit and will contest them vigorously. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

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

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of June 30, 2019. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Chile Project Arbitration

              On September 5, 2016, Compañía Minera del Pacífico (“CMP”) submitted demands for arbitration against the subsidiary of the Company that owns its solar project located in Chile and against the latter’s immediate holding company to the Santiago Chamber of Commerce’s Center for Arbitration and Mediation (“CAM”). The demands alleged, among other things, that the Chile project was not built, operated and maintained according to the relevant standards using prudent utility practices as required by the electricity supply agreement (the “Contract for Difference”) between the parties, entitling them to terminate the Contract for Difference. CMP further alleged that it is entitled to damages based on alleged breaches of a call option agreement entered into by the parties.

In June 2019, the CAM issued two rulings in which it unanimously rejected the claims made by CMP. CMP indicated that they would not seek to appeal the ruling and the window in which they are permitted to appeal has now closed.

Other Matters

Two of the Company’s project level subsidiaries are parties to litigation that is seeking to recover alleged underpayments of tax grants under Section 1603 of the American Recovery and Reinvestment Tax Act from the U.S. Department of Treasury (“U.S. Treasury”). These project level subsidiaries filed complaints at the Court of Federal Claims on March 28, 2014. The U.S. Treasury counterclaimed and both claims went to trial in July 2018. In January 2019, the Court of Federal Claims entered judgments against each of the project level subsidiaries for approximately $10.0 million in the aggregate. These judgments are being appealed. The project level subsidiaries expect that losses, if any, arising from these claims would be covered pursuant to an indemnity and, accordingly, the Company recognized a corresponding indemnification asset within prepaid expenses and other current assets in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.
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

Commitment to purchase renewable energy facilities

On July 19, 2019, a wholly owned subsidiary of the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with WGL Energy Systems, Inc., a Delaware corporation (“WGL”), and WGSW, Inc., a Delaware corporation (“WGSW” and together with WGL, “Sellers”), both subsidiaries of AltaGas Ltd. (“AltaGas”). Pursuant to the Purchase Agreement, the Company agreed to purchase from the Sellers the issued and outstanding membership interests in certain subsidiaries of the Sellers and thereby acquire an approximately 320 MW distributed generation portfolio in the United States for a total commitment of $720 million. The Purchase Agreement contains customary representations, warranties, covenants and closing conditions and the transaction is expected to close in the third quarter of 2019. The Company expects to fund the acquisition with a bridge facility credit agreement and draws on its Revolver. See Note 21. Subsequent Events for additional details.

17. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Organization, the Company is a controlled affiliate of Brookfield which held 65% of the voting securities of TerraForm Power’s Class A common stock as of June 30, 2019 and December 31, 2018.

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

Brookfield Master Services Agreement

The Company entered into a master services agreement (the “Brookfield MSA”) with Brookfield and certain affiliates of Brookfield (collectively, the “MSA Providers”) pursuant to which the MSA Providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to the Brookfield MSA, the Company pays a base management fee on a quarterly basis that is paid in arrears and calculated as follows:

•
for each of the first four quarters following the closing date of the merger contemplated by the Merger Agreement, a fixed component of $2.5 million per quarter (subject to proration for the quarter including the closing date of the Merger) plus 0.3125% of the market capitalization value increase for such quarter;

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

Pursuant to the Brookfield MSA, the Company recorded charges of $5.9 million and $10.8 million within general and administrative expenses - affiliate in the consolidated statements of operations for the three and six months ended June 30, 2019, respectively, as compared to $3.7 million and $6.9 million for the same periods in 2018, respectively. The balance payable under the Brookfield MSA was $5.9 million and $4.2 million in the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

Relationship Agreement

The Company entered into a relationship agreement (the “Relationship Agreement”) with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The rights of the Company under the Relationship Agreement are subject to certain exceptions and consent rights set out therein. The Company did not acquire any renewable energy facilities from Brookfield during the six months ended June 30, 2019.

Terra LLC Agreement

BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect, wholly-owned subsidiary of Brookfield, holds all of the outstanding incentive distribution rights (“IDRs”) of Terra LLC. The Company, Brookfield IDR Holder and TerraForm Power Holdings, Inc. are party to the limited liability company agreement of Terra LLC (as amended from time to time, the

“Terra LLC Agreement”). Under the Terra LLC Agreement, the IDR threshold for a first distribution threshold is $0.93 per share of Class A common stock and for a second distribution is $1.05 per share of Class A common stock. There were no IDR payments made by the Company pursuant to the Terra LLC Agreement during the six months ended June 30, 2019 and 2018.

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

Sponsor Line Agreement

On October 16, 2017, TerraForm Power entered into a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates. The Sponsor Line establishes a $500.0 million secured revolving credit facility and provides for the lenders to commit to make LIBOR loans to the Company during a period not to exceed three years from the effective date of the Sponsor Line (subject to acceleration for certain specified events). The Company may only use the revolving Sponsor Line to fund all or a portion of certain funded acquisitions or growth capital expenditures. The Sponsor Line will terminate, and all obligations thereunder will become payable, no later than October 16, 2022. Borrowings under the Sponsor Line bear interest at a rate per annum equal to a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus 3.00% per annum. In addition to paying interest on outstanding principal under the Sponsor Line, the Company is required to pay a standby fee of 0.50% per annum in respect of the unutilized commitments thereunder, payable quarterly in arrears. The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Sponsor Line at any time without premium or penalty, other than customary “breakage” costs. TerraForm Power’s obligations under the Sponsor Line are secured by first-priority security interests in substantially all assets of TerraForm Power, including 100% of the capital stock of Terra LLC, in each case subject to certain exclusions set forth in the credit documentation governing the Sponsor Line. Under certain circumstances, the Company may be required to prepay amounts outstanding under the Sponsor Line.  Total interest expense recognized on the Sponsor Line for the three and six months ended June 30, 2019 amounted to $1.1 million and $2.1 million, respectively, as compared to $1.2 million and $2.2 million for the same periods in 2018.

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

New York Office Lease & Co-tenancy Agreement

In May 2018, in connection with the relocation of the Company’s corporate headquarters to New York City, the Company entered into a lease for office space and related arrangements with affiliates of Brookfield for a ten-year term. The Company recorded $0.3 million and $0.4 million of charges within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively compared to $0.1 million for the three and six months ended June 30, 2018.

Due from Affiliate

During the six months ended June 30, 2019, the Company collected the remaining $0.2 million receivable from TerraForm Global, a controlled affiliate of Brookfield, for payments made by the Company on its behalf regarding rent for its shared former corporate headquarters, compensation for certain employees that provided services to both companies and certain information technology services.

Due to Affiliates

The $8.2 million due to affiliates amount reported in the unaudited condensed consolidated balance sheet as of June 30, 2019, represented payables to affiliates of Brookfield of $5.9 million for the Brookfield MSA base management fee for the second quarter of 2019 and $2.3 million payables related to rent, office charges and other services. The $7.0 million due to affiliates amount reported in the consolidated balance sheets as of December 31, 2018 represented payables to affiliates of Brookfield of $4.2 million for the Brookfield MSA quarterly base management fee for the fourth quarter of 2018 and $2.8 million for leasehold improvements, rent, office charges and other services during 2018. During the three and six months ended June 30, 2019, the Company paid to affiliates of Brookfield $4.9 million and $9.1 million, respectively for the Brookfield MSA base management fee and $0.9 million and $3.2 million, respectively, representing standby fee interest payable to a Brookfield affiliate under the Sponsor Line and for leasehold improvements, rent, office charges and other services with affiliates of Brookfield. During the three and six months ended June 30, 2018, the Company paid to affiliates of Brookfield $3.4 million and $6.9 million, respectively for the Brookfield MSA base management fee and $0.6 million and $1.2 million, respectively, representing standby fee interest payable to a Brookfield affiliate under the Sponsor Line.

18. SEGMENT REPORTING

The Company has three reportable segments: Solar, Wind, and Regulated Solar and Wind. These segments, which are comprised of the Company’s entire portfolio of renewable energy facilities, have been determined based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Our reportable segments are comprised of operating segments. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the CODM. The Company’s operating segments consist of: (i) Distributed Generation, North America Utility and International Utility, which are aggregated into the Solar reportable segment; (ii) Northeast Wind, Central Wind, Hawaii Wind, Portugal Wind and Uruguay Wind operating segments, which are aggregated into the Wind reportable segment; and (iii) the Spanish Regulated Solar and Spanish Regulated Wind operating segments that are aggregated within the Regulated Solar and Wind reportable segment. Portugal Wind, Uruguay Wind, and the Spanish Regulated Solar and Wind segments were added during the second quarter of 2018 and include Saeta’s entire operations. The operating segments have been aggregated as they have similar economic characteristics and meet the aggregation criteria. The CODM evaluates the performance of the Company’s operating segments principally based on operating income or loss. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation, accretion and amortization expense. All net operating revenues for the three and six months ended June 30, 2019 and 2018 were earned by the Company’s reportable segments from external customers in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Uruguay and Chile.

The following table reflects summarized financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
(In thousands)	Solar	Wind	Regulated Solar and Wind	Corporate	Total	Solar	Wind	Regulated Solar and Wind	Corporate	Total
Operating revenues, net	$82,599	$76,815	$95,952	$—	$255,366	$83,321	$75,281	$21,286	$—	$179,888
Depreciation, accretion and amortization expense	27,841	41,444	30,809	260	100,354	27,141	35,269	7,194	390	69,994
Other operating costs and expenses	17,555	43,806	17,750	20,973	100,084	14,467	32,718	5,041	30,369	82,595
Operating income (loss)	37,203	(8,435)	47,393	(21,233)	54,928	41,713	7,294	9,051	(30,759)	27,299
Interest expense (income), net	16,593	13,811	10,632	30,005	71,041	15,734	11,246	(4,753)	28,665	50,892
Other non-operating (income) expenses, net	(378)	68	3,765	(8,410)	(4,955)	(2,558)	32	110	2,001	(415)
Income tax (benefit) expense	1,182	(422)	4,940	(31)	5,669	—	364	2,174	1,896	4,434
Net income (loss)	$19,806	$(21,892)	$28,056	$(42,797)	$(16,827)	$28,537	$(4,348)	$11,520	$(63,321)	$(27,612)

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
(In thousands)	Solar	Wind	Regulated Solar and Wind[1]	Corporate	Total	Solar	Wind	Regulated Solar and Wind	Corporate	Total
Operating revenues, net	$139,939	$169,475	$171,284	$—	$480,698	$143,044	$143,105	$21,286	$—	$307,435
Depreciation, accretion and amortization expense	55,076	83,642	67,998	607	207,323	54,742	72,934	7,194	714	135,584
Impairment of renewable energy facilities	—	—	—	—	—	15,240	—	—	—	15,240
Other operating costs and expenses	31,362	75,465	38,706	43,810	189,343	28,683	58,532	5,041	59,105	151,361
Operating income (loss)	53,501	10,368	64,580	(44,417)	84,032	44,379	11,639	9,051	(59,819)	5,250
Interest expense (income), net	29,391	28,953	38,466	60,518	157,328	30,256	22,015	(4,753)	56,928	104,446
Other non-operating (income) expenses, net	(6,819)	(418)	(150)	(14,543)	(21,930)	(2,558)	885	110	2,888	1,325
Income tax (benefit) expense	(2,121)	429	3,096	114	1,518	—	364	2,174	866	3,404
Net income (loss)	$33,050	$(18,596)	$23,168	$(90,506)	$(52,884)	$16,681	$(11,625)	$11,520	$(120,501)	$(103,925)
Balance Sheet
Total assets[2]	2,777,386	3,836,781	2,618,941	43,986	$9,277,094	2,762,977	3,733,049	2,748,126	86,202	$9,330,354

———

(1)
The Company’s Regulated Solar and Wind segment and wind operations in Portugal and Uruguay were added in the second quarter of 2018 upon acquiring a controlling interest in Saeta - see Note 4. Acquisitions.

(2)	Represents total assets as of June 30, 2019 and December 31, 2018, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(13,412)	$61,430	$48,018
Cumulative-effect adjustment (net of tax expense of $1,579)[2]	—	(4,164)	(4,164)
Other comprehensive (loss) income:
Net unrealized (loss) gain arising during the period (net of zero tax impact)	(8,675)	1,907	(6,768)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(923)	(923)
Other comprehensive (loss) income	(8,675)	984	(7,691)
Accumulated other comprehensive (loss) income	(22,087)	58,250	36,163
Less: Other comprehensive loss attributable to non-controlling interests	—	(1,237)	(1,237)
Balance as of June 30, 2018	$(22,087)	$59,487	$37,400

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(8,405)	$48,643	$40,238
Other comprehensive (loss) income:
Net unrealized gain (loss) arising during the period (net of zero tax impact)	8,872	(27,288)	(18,416)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(5,828)	(5,828)
Other comprehensive income (loss)	8,872	(33,116)	(24,244)
Accumulated other comprehensive income	467	15,527	15,994
Less: Other comprehensive loss attributable to non-controlling interests	—	732	732
Balance as of June 30, 2019	$467	$14,795	$15,262
———

(1)
See Note 12. Derivatives for additional breakout of hedging gains and losses for interest rate swaps and commodity contracts in a cash flow hedge relationship and the foreign currency contracts designated as hedges of net investments.

(2)	Represents the impact of the Company’s adoption of ASU No. 2017-12 as of January 1, 2018.

20. NON-CONTROLLING INTERESTS

The following table presents the activity of the redeemable non-controlling interests balance for the six months ended June 30, 2019:

(In thousands)	Redeemable Non-controlling Interests
Balance as of December 31, 2018	$33,495
Net loss	(6,900)
Distributions	(596)
Non-cash redemption of redeemable non-controlling interests	7,345
Balance as of June 30, 2019	$33,344

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

21. SUBSEQUENT EVENTS

Third Quarter Dividends

On August 8, 2019, the Board of Directors of the Company declared a dividend with respect to its Class A common stock of $0.2014 per share. The dividend is payable on September 17, 2019 to stockholders of record as of September 3, 2019.

Pending Acquisition of 320 MW Distributed Generation Solar Portfolio

On July 19, 2019, a wholly owned subsidiary of the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with WGL Energy Systems, Inc., a Delaware corporation (“WGL”), and WGSW, Inc., a Delaware corporation (“WGSW” and together with WGL, “Sellers”), both subsidiaries of AltaGas. Pursuant to the Purchase Agreement, the Company agreed to purchase from the Sellers the issued and outstanding membership interests in certain subsidiaries of the Sellers and thereby acquire an approximately 320 MW distributed generation portfolio in the United States for a total commitment of $720 million. The Purchase Agreement contains customary representations, warranties, covenants and closing conditions and the transaction is expected to close in the third quarter of 2019. The Company expects to fund the acquisition with a bridge facility credit agreement and draws on its Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) acquires, owns and operates solar and wind assets in North America and Western Europe. We are the owner and operator of a 3,748 megawatts (“MW”) diversified portfolio of high-quality solar and wind assets underpinned by long-term contracts. Significant diversity across technologies and locations coupled with contracts across a large, diverse group of creditworthy counterparties significantly reduces the impact of resource variability on cash available for distribution and limits our exposure to any individual counterparty. We are sponsored by Brookfield Asset Management Inc. (“Brookfield”), a leading global alternative asset manager with over $385 billion in assets under management. Affiliates of Brookfield held approximately 65% of TerraForm Power’s Class A common stock as of June 30, 2019.

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

Recent Developments

Pending Acquisition of 320 MW Distributed Generation Portfolio

On July 19, 2019, a wholly owned subsidiary of the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with WGL Energy Systems, Inc., a Delaware corporation (“WGL”), and WGSW, Inc., a Delaware corporation (“WGSW” and together with WGL, “Sellers”), both subsidiaries of AltaGas. Pursuant to the Purchase Agreement, the Company agreed to purchase from the Sellers the issued and outstanding membership interests in certain subsidiaries of the Sellers and thereby acquire an approximately 320 MW distributed generation portfolio in the United States for a total commitment of $720 million. The Purchase Agreement contains customary representations, warranties, covenants and closing conditions and the transaction is expected to close in the third quarter of 2019. We expect to fund the acquisition with a bridge facility credit agreement and draws on our Revolver.

Acquisition of 10.6 MW Distributed Generation Solar Portfolio

On June 3, 2019, we acquired three distributed generation solar facilities from third parties, located in the U.S. with a combined nameplate capacity MW 10.6 for a consideration of $18.3 million. The facilities are contracted under long-term power purchase agreements with municipal offtakers. We are committed to purchase an additional facility with a nameplate capacity of 4.5 MW for a consideration of $6.0 million that is expected to be completed in December 2019.

Non-recourse Project Financing

Uruguay Project Financing Upsize

On April 30, 2019, two of our subsidiaries completed a $204.0 million refinancing arrangement of certain non-recourse indebtedness, representing a net upsize of approximately $65.0 million, associated with 95 MW of utility-scale wind plants located in Uruguay (the “Uruguay Term Loans”). The Uruguay Term Loans consist of a $103.0 million Tranche A loan, a new $72.0 million Tranche B loan and an additional $29.0 million senior secured term loan. Approximately 46% of the aggregate principal amount of the Uruguay Term Loans bears a fixed interest rate of 2.6% and the remainder bears interest at a rate per annum equal to six-month US Libor plus an applicable margin that ranges from 1.94% to 2.94%. These loans amortize on a sculpted amortization schedule through their respective maturity dates through November 2035. We entered into interest rate swap agreements with a counterparty to hedge greater than 90% of the cash flows associated with the variable portion of the debt, paying a fixed rate of 2.78%. In return, the counterparties agreed to pay the variable interest payments to the lenders. The net proceeds of the refinancing were used to pay down a portion of the Revolver and for general corporate purposes.

United States Project Financing

On May 29, 2019, one of our subsidiaries entered into a new non-recourse debt financing agreement, comprised of a $104.1 million senior secured term loan facility. The loan is secured by approximately 137.7 MW of distributed-generation solar power plants located in the United States that are owned by certain of our subsidiaries. The proceeds of this financing were used to repay a portion of the Revolver and for general corporate purposes. The loan matures after 15 years from the closing date on a sculpted amortization schedule. We entered into interest rate swap agreements with counterparties to hedge the cash flows associated with the interest payments portion of the debt, paying a fixed rate of 2.3%. In return, the counterparties agreed to pay the variable interest payments to the lenders.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2018 through June 30, 2019:

Description	Facility Type	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]

Total Portfolio as of December 31, 2018		3,737.7	575	13
Acquisition of TEG assets	Solar	10.6	3	14
Total Portfolio as of June 30, 2019		3,748.3	578	13
——————

(1)
Nameplate capacity represents the maximum generating capacity of a facility as expressed in direct current (“DC”) for all facilities within our Solar reportable segment and alternating current (“AC”) for all facilities within our Wind and Regulated Solar and Wind reportable segments.

(2)	Represents weighted-average remaining term of power purchase agreements (“PPAs”) and calculated as of December 31, 2018 and June 30, 2019, respectively.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Chile and Uruguay with a combined nameplate capacity of 3,748.3 MW as of June 30, 2019. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. As of June 30, 2019, on a weighted-average basis (based on MW), our PPAs had a remaining life of 13 years and our counterparties to our PPAs had, on average, an investment grade credit rating.

The following table lists the renewable energy facilities that comprise our portfolio as of June 30, 2019:

Description	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Solar Distributed Generation:
U.S.	423.2	479	14
Canada	8.5	20	14
Total Solar Distributed Generation	431.7	499	14

Solar Utility:
U.S.	498.6	20	18
Canada	59.4	4	15
U.K.	11.1	1	10
Chile	101.6	1	15
Total Solar Utility	670.7	26	17

Regulated Solar and Wind:
Spain	792.4	24	13

Wind Utility:
U.S.	1,536.3	17	11
Canada	78.0	1	12
Portugal	143.8	9	9
Uruguay	95.4	2	18
Total Wind Utility	1,853.5	29	11

Total Renewable Energy Facilities	3,748.3	578	13
———

(1)
Nameplate capacity represents the maximum generating capacity of a facility as expressed in direct current (“DC”) for all facilities within our Solar reportable segment and alternating current (“AC”) for all facilities within our Wind and Regulated Solar and Wind reportable segments.

(2)	Represents the weighted-average term of remaining PPA and calculated as of June 30, 2019.

Key Metrics

Operating Metrics

Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. We express nameplate capacity in (1) DC, for all facilities within our Solar reportable segment, and (2) AC, for all facilities within our Wind and Regulated Solar and Wind reportable segments. The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had an aggregate nameplate capacity of 3,748 MW and 3,738 MW as of June 30, 2019 and December 31, 2018, respectively.

Gigawatt hours sold

Gigawatt hours (“GWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track GWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for renewable energy facilities for the three and six months ended June 30, 2019 and 2018 were as follows:

Operating Metrics	Three Months Ended June 30,		Six Months Ended June 30,
(In GWh)	2019	2018	2019	2018
Solar segment	536	571	916	940
Wind segment	1,399	1,375	3,028	2,840
Regulated Solar and Wind segment[1]	515	90	905	90
Total	2,450	2,036	4,849	3,870
———

(1)	Our Regulated Solar and Wind segment was added upon the acquisition of a controlling interest in Saeta that was completed on June 12, 2018.

Consolidated Results of Operations

The amounts shown below represent the results of TerraForm Power’s wholly-owned and partially-owned subsidiaries in which we have a controlling interest, with all significant intercompany accounts and transactions eliminated, for the three and six months ended June 30, 2019 compared to the same periods in the prior year. The consolidated results for the three and six months ended June 30, 2018, include the results of Saeta Yield S.A.U. (“Saeta” or “European Platform”, as the context may require) effective from June 12, 2018 (the “Acquisition Date”), whereas the comparable consolidated results for the three and six months ended June 30, 2019 include the results of our European Platform for the full period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Operating revenues, net	$255,366	$179,888	$480,698	$307,435
Operating costs and expenses:
Cost of operations	71,575	49,805	132,326	87,128
General and administrative expenses	22,057	19,865	45,219	44,149
General and administrative expenses - affiliate	6,159	4,023	11,323	7,497
Acquisition costs	293	2,877	475	5,957
Acquisition costs - affiliate	—	6,025	—	6,630
Impairment of renewable energy facilities	—	—	—	15,240
Depreciation, accretion and amortization expense	100,354	69,994	207,323	135,584
Total operating costs and expenses	200,438	152,589	396,666	302,185
Operating income	54,928	27,299	84,032	5,250
Other expenses (income):
Interest expense, net	71,041	50,892	157,328	104,446
Gain on extinguishment of debt, net	—	—	(5,543)	—
Gain on foreign currency exchange, net	(6,440)	(2,078)	(15,192)	(1,187)
Other expenses (income), net	1,485	1,663	(1,195)	2,512
Total other expenses, net	66,086	50,477	135,398	105,771
Loss before income tax expense	(11,158)	(23,178)	(51,366)	(100,521)
Income tax expense	5,669	4,434	1,518	3,404
Net loss	(16,827)	(27,612)	(52,884)	(103,925)
Less: Net income (loss) attributable to redeemable non-controlling interests	2,481	4,680	(6,900)	2,658
Less: Net loss attributable to non-controlling interests	(15,713)	(10,955)	(33,762)	(168,042)
Net (loss) income attributable to Class A common stockholders	$(3,595)	$(21,337)	$(12,222)	$61,459

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Operating Revenues, net

Operating revenues, net and GWh sold for the three months ended June 30, 2019 and 2018 and nameplate capacity as of June 30, 2019 and December 31, 2018, were as follows:

	Three Months Ended June 30,
(In thousands, except for GWh sold and MW data)	2019	2018	Change
Energy:
Solar	$63,009	$66,858	$(3,849)
Wind	74,424	70,915	3,509
Regulated Solar and Wind	82,062	18,286	63,776
Incentives, including affiliates:
Solar	19,574	16,463	3,111
Wind	2,412	4,366	(1,954)
Regulated Solar and Wind	13,885	3,000	10,885
Total operating revenues, net	$255,366	$179,888	$75,478

GWh sold:	2019	2018	Change
Solar	536	571	(35)
Wind	1,399	1,375	24
Regulated Solar and Wind	515	90	425
Total GWh sold	2,450	2,036	414

Nameplate capacity (MW):	2019	2018	Change
Solar	1,102	1,089	13
Wind	1,854	1,853	1
Regulated Solar and Wind	792	788	4
Total nameplate capacity (MW)	3,748	3,730	18

Total energy revenue during the three months ended June 30, 2019 compared to the same period in 2018 increased by $63.4 million. Energy revenue at our Solar segment decreased by $3.8 million due to lower generation driven by decreased solar resource. Energy revenue at our Wind and Regulated Solar and Wind segments increased by $67.3 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily driven by contributions from our European platform and wind plants in Uruguay, which are reflected in the results of the comparable period effective from the Acquisition Date.

Total incentive revenue for our Solar and Wind segments during the three months ended June 30, 2019 increased by $1.2 million compared to the same period in 2018 primarily due to the timing of contracting incentives in the United States. Incentive revenue at our Regulated Solar and Wind segment, representing the revenues earned on operating our solar power plants in Spain, increased by $10.9 million during the three months ended June 30, 2019 compared to the same period in 2018, which reflects the results effective from the Acquisition Date.

Costs of Operations

Costs of operations for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Cost of operations:
Solar	$15,538	$16,712	$(1,174)
Wind	41,349	28,728	12,621
Regulated Solar and Wind	14,688	4,365	10,323
Total cost of operations	$71,575	$49,805	$21,770

Total cost of operations increased by $21.8 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to increases at our Wind and Regulated Solar and Wind segments. The increase of $12.6 million at our Wind segment is primarily attributable to: (i) an increase of $5.5 million of losses on renewable energy facilities due to write-offs related to the expected 2019 repowering of certain plants in the United States, (ii) an increase of $3.9 million at our facilities in Portugal and Uruguay due to the acquisition of Saeta that took place in June of 2018; and (iii) an increase of $3.2 million in operations and maintenance costs of our North American Wind fleet. Cost of operations at our Regulated Solar and Wind segment increased by $10.3 million during the six months ended June 30, 2019 compared to the same period in 2018, which reflects the results effective from the Acquisition Date.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
General and administrative expenses:
Solar	$2,017	$644	$1,373
Wind	2,457	1,174	1,283
Regulated Solar and Wind	3,062	676	2,386
Corporate	14,521	17,371	(2,850)
Total general and administrative expenses	$22,057	$19,865	$2,192
General and administrative expenses - affiliate:
Corporate	$6,159	$4,023	$2,136

Total general and administrative expenses increased by $4.3 million during the three months ended June 30, 2019, compared to the same period in 2018, including an increase of $2.1 million in expenses related to affiliates described below. General and administrative expenses in our Wind and Regulated Solar and Wind segments increased by $3.7 million during the three months ended June 30, 2019, compared to the same period in 2018, primarily reflecting the acquisition of our European Platform in June 2018 of $2.4 million. Such increases were partially offset by a $2.9 million decrease in corporate general and administrative expenses primarily due to $0.7 million decrease in employee compensation costs due to lower severance costs and $2.2 million decrease in accounting and other consulting services due to a reduction in our contractor base.

General and administrative expenses - affiliate for the three months ended June 30, 2019 were $6.2 million and consisted of a $5.9 million quarterly base management fee under the Brookfield MSA, pursuant to which Brookfield and certain of its affiliates provide certain management and administrative services to the Company, and $0.3 million of rent, office and other charges related to the Company's New York office lease and co-tenancy agreement. General and administrative expenses - affiliate for the three months ended June 30, 2018 were $4.0 million and primarily consisted of a $3.7 million charge for the Brookfield MSA quarterly base management fee and $0.3 million related to the co-tenancy agreement. The increase in the base management fee for the three months ended June 30, 2019 compared to the same period in 2018 is primarily driven by an increase in our market capitalization. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for details.

Acquisition Costs

Acquisition costs were $0.3 million for the three months ended June 30, 2019, compared to $8.9 million in the same period in 2018, which consisted of professional fees for legal and accounting services. There were no costs related to affiliates for the three months ended June 30, 2019, compared to $6.0 million for the same period in 2018, representing reimbursements to affiliates of Brookfield for fees and expenses incurred on behalf of us. The decrease in acquisition costs for the six three months ended June 30, 2019 compared to the same period in 2018 is due to the closing of the 2018 acquisition of our European Platform. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for further details.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $30.4 million during the three months ended June 30, 2019, compared to the same period in 2018. This increase was primarily the result of the acquisition of renewable energy facilities in Europe and capital additions placed in service during 2019.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Corporate-level	$30,005	$28,665	$1,340
Non-recourse:
Solar	16,593	15,734	859
Wind	13,811	11,246	2,565
Regulated Solar and Wind	10,632	(4,753)	15,385
Total interest expense, net	$71,041	$50,892	$20,149

Interest expense, net increased by $20.1 million during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to increases at our Wind and Regulated Solar and Wind segments. Interest expense, net at our Wind and Regulated Solar and Wind segments increased by $18.0 million during the three months ended June 30, 2019, compared to the same period in 2018, primarily driven by contributions from our European platform and wind plants in Uruguay, which are reflected in the results of the comparable period effective from the Acquisition Date. Our corporate interest expense increased by $1.3 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to increased outstanding borrowings on our Revolver.

Gain on Foreign Currency Exchange, net

We recognized a net gain on foreign currency exchange of $6.4 million for the three months ended June 30, 2019, primarily due to a gain of $7.7 million on the remeasurement of intercompany loans, which are primarily denominated in Euros. This gain was partially offset by a net realized and unrealized loss of $1.3 million on foreign currency derivative contracts. We recognized a net gain on foreign currency exchange of $2.1 million for the three months ended June 30, 2018, primarily due to $5.6 million of realized and unrealized net gains on foreign currency contracts, which were partially offset by a loss of $3.5 million on the remeasurement of intercompany loans, which are primarily denominated in Euros.

Other Expenses, net

We recognized $1.5 million of other expenses, net for the three months ended June 30, 2019, compared to $1.7 million of other expenses, net for the three months ended June 30, 2018. The balance is primarily comprised of miscellaneous expenses non-operating expenses and losses net of recoveries and reimbursements.

Income Tax Expense

Income tax expense was $5.7 million for the three months ended June 30, 2019, compared to $4.4 million during the same period in 2018. For the three months ended June 30, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% due to the recording of a valuation allowance on tax in certain jurisdictions, loss allocated to non-controlling interests and the effect of foreign and state taxes.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $13.2 million for the three months ended June 30, 2019, compared to $6.3 million for the three months ended June 30, 2018, and was attributable to project-level tax equity partnerships and non-controlling interests in our partially owned subsidiaries in which we have a controlling interest.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Operating Revenues, net

Operating revenues, net and GWh sold for the six months ended June 30, 2019 and 2018 and nameplate capacity as of June 30, 2019 and December 31, 2018, were as follows:

	Six Months Ended June 30,
(In thousands, except for GWh sold and MW data)	2019	2018	Change
Energy:
Solar	$105,016	$108,156	$(3,140)
Wind	165,426	133,187	32,239
Regulated Solar and Wind	151,050	18,286	132,764
Incentives, including affiliates:
Solar	34,923	34,888	35
Wind	4,049	9,918	(5,869)
Regulated Solar and Wind	20,234	3,000	17,234
Total operating revenues, net	$480,698	$307,435	$173,263

GWh sold:	2019	2018	Change
Solar	916	940	(25)
Wind	3,028	2,840	188
Regulated Solar and Wind	905	90	815
Total GWh sold	4,849	3,870	978

Nameplate capacity (MW):	2019	2018	Change
Solar	1,102	1,089	13
Wind	1,854	1,853	1
Regulated Solar and Wind	792	788	4
Total nameplate capacity (MW)	3,748	3,730	18

Total energy revenue during the six months ended June 30, 2019, increased by $161.9 million compared to the same period in 2018, due to increases at our Wind and Regulated Solar and Wind segments of $165.0 million, that were partially offset by a decrease of $3.1 million at our Solar segment. The increases at our Wind and Regulated Solar and Wind segments for the six months ended June 30, 2019 compared to the same period in 2018 were primarily driven by contributions from our European Platform and wind plants in Uruguay, which are reflected in the results of the comparable period effective from the Acquisition Date. The decrease at our Solar segment was due to lower generation driven by decreased solar resource.

Total incentive revenue for our Solar and Wind segments during the six months ended June 30, 2019, decreased by $5.8 million compared to the same period in 2018 primarily due to the timing of contracting incentives in the United States. Incentive revenue at our Regulated Solar and Wind segment, representing the revenues earned on operating our solar power plants in Spain, increased by $17.2 million during the six months ended June 30, 2019 compared to the same period in 2018, which reflects the results effective from the Acquisition Date.

Costs of Operations

Costs of operations for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Cost of operations:
Solar	$28,160	$26,484	$1,676
Wind	69,823	56,279	13,544
Regulated Solar and Wind	34,343	4,365	29,978
Total cost of operations	$132,326	$87,128	$45,198

Total cost of operations increased by $45.2 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to increases at our Wind and Regulated Solar and Wind segments. The increase of $13.5 million at our Wind segment was primarily due to: (i) an increase of $3.5 million of losses on renewable energy facilities due to write-offs related to the expected 2019 repowering of certain plants in the United States; (ii) an increase of $4.6 million at our Wind plants in Portugal and Uruguay due to the acquisition of Saeta that took place in June of 2018; and (iii) an increase of $4.8 million in repairs and maintenance costs of our North American Wind fleet. Cost of operations at our Regulated Solar and Wind segment increased by $30.0 million during the six months ended June 30, 2019 compared to the same period in 2018, which reflects the results effective from the Acquisition Date. Total costs at our Solar segment increased by $1.7 million due to higher operations and maintenance expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
General and administrative expenses:
Solar	$3,202	$2,199	$1,003
Wind	5,642	2,253	3,389
Regulated Solar and Wind	4,363	676	3,687
Corporate	32,012	39,021	(7,009)
Total general and administrative expenses	$45,219	$44,149	$1,070
General and administrative expenses - affiliate:
Corporate	$11,323	$7,497	$3,826

Total general and administrative expenses increased by $4.9 million during the six months ended June 30, 2019, compared to the same period in 2018, primarily driven by a $3.8 million increase in general and administrative expenses related to affiliates described below. General and administrative expenses in our Wind segment increased by $3.4 million during the six months ended June 30, 2019, compared to the same period in 2018, primarily reflected higher legal fees. Our Regulated Solar and Wind segment was added upon the acquisition of our European Platform in June 2018 and contributed an increase of $3.7 million to general administrative and administrative expenses for the six months ended June 30, 2019. Such increases were partially offset by a $7.0 million decrease in corporate general and administrative expenses primarily due to a $5.0 million decrease in accounting fees and other advisory services due to reduced contractor base and a $2.0 million decrease in employee compensation costs primarily driven by a reduction in severance.

General and administrative expenses - affiliate for the six months ended June 30, 2019 were $11.3 million and consisted of a $10.8 million base management fee under the Brookfield MSA, pursuant to which Brookfield and certain of its affiliates provide certain management and administrative services to the Company, and $0.5 million of rent, office and other charges related to the Company's New York office lease and co-tenancy agreement. General and administrative expenses - affiliate for the six months ended June 30, 2018 were $7.5 million and primarily consisted of a $3.3 million charge for the

Brookfield MSA quarterly base management fee. The increase in the base management fee for the six months ended June 30, 2019 compared to the same period in 2018 is primarily driven by an increase in our market capitalization. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for further details.

Acquisition Costs

Acquisition costs were $0.5 million for the six months ended June 30, 2019, compared to $6.0 million in the same period in 2018, which consisted of professional fees for legal and accounting services. There were no costs related to affiliates for the six months ended June 30, 2019, compared to $6.6 million for the six months ended June 30, 2018, which included reimbursements to affiliates of Brookfield for fees and expenses incurred on behalf of the Company. These costs are reflected within acquisition costs and acquisition costs - affiliate. The decrease in acquisition costs for the six three months ended June 30, 2019 compared to the same period in 2018 is due to the closing of the 2018 acquisition of our European platform. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for further details.

Impairment of Renewable Energy Facilities

We had a renewable energy certificate sales agreement with a customer expiring December 31, 2021 that was significant to an operating project within the Enfinity solar distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract resulted in a significant decrease in expected revenues for this operating project. Our analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and we recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value for six months ended June 30, 2018. No impairment losses were recognized for the six months ended June 30, 2019.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $71.7 million during the six months ended June 30, 2019, compared to the same period in 2018. This increase was primarily the result of the acquisition of renewable energy assets in Europe and capital additions placed in service during 2019.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Corporate-level	$60,518	$56,928	$3,590
Non-recourse:
Solar	29,391	30,256	(865)
Wind	28,953	22,015	6,938
Regulated Solar and Wind	38,466	(4,753)	43,219
Total interest expense, net	$157,328	$104,446	$52,882

Interest expense, net increased by $52.9 million during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to increases on our Corporate, Wind and Regulated Solar and Wind segments. The increase in interest expense at our Corporate segment is primarily due to increased outstanding borrowings on our Revolver. Interest expense, net at our Wind and Regulated Solar and Wind segments increased, primarily at our European Platform and Wind plants in Uruguay, by $6.9 million and $43.2 million, respectively, during the six months ended June 30, 2019 compared to the same period in 2018 which reflects the results effective from the Acquisition Date.

Gain on Extinguishment of Debt

We recognized a gain on extinguishment of debt of $5.5 million for the six months ended June 30, 2019 due to the redemption of certain financing lease obligations within our distributed generation Solar portfolio. The difference between the cash paid to redeem the obligations and the carrying amount as of the date of extinguishment was recognized as a gain on extinguishment of debt in our unaudited condensed consolidated statements of operations. We had no extinguishment of debt for the six months ended June 30, 2018.

Gain on Foreign Currency Exchange, net

We recognized a net gain on foreign currency exchange of $15.2 million for the six months ended June 30, 2019, primarily due to a total $20.0 million net realized and unrealized gain on foreign currency derivative contracts that were partially offset by a loss of $4.8 million on the remeasurement of intercompany loans, which are primarily denominated in Euro. We recognized a net gain on foreign currency exchange of $1.2 million for the six months ended June 30, 2018, primarily due to an $8.7 million net realized and unrealized gains on foreign currency derivative contracts that were partially offset by a $7.5 million on the remeasurement of intercompany loans, which are primarily denominated in Euro.

Other (Income) Expenses, net

We recognized $1.2 million of other income, net for the six months ended June 30, 2019, compared to $2.5 million of other expenses, net for the six months ended June 30, 2018. The balance is primarily comprised of the net of miscellaneous losses, write-offs, reimbursements and recoveries received for damages and other losses.

Income Tax Expense

Income tax expense was $1.5 million for the six months ended June 30, 2019, compared to $3.4 million during the same period in 2018. For the six months ended June 30, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% due to the recording of a valuation allowance on tax in certain jurisdictions, loss allocated to non-controlling interests and the effect of foreign and state taxes. The recognition of an income tax expense of $1.5 million for the six months ended June 30, 2019 was mostly driven by the profits generated by certain of our foreign subsidiaries.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests was $40.7 million for the six months ended June 30, 2019, compared to $165.4 million for the six months ended June 30, 2018. The balance for the prior period included $151.2 million loss allocated to non-controlling interests related to a reduction in the tax rate used to in our hypothetical liquidation valuation at book value methodology as a result of the Tax Cuts and Jobs Act, which enacted major changes to the U.S. tax code effect the year 2018.

Liquidity and Capital Resources

Capitalization

A key element to our financing strategy is to raise the majority of our debt in the form of project specific non-recourse borrowings at our subsidiaries with investment grade metrics. Going forward, we intend to primarily finance acquisitions or growth capital expenditures using long-term non-recourse debt that fully amortizes within the asset’s contracted life at investment grade metrics, as well as retained cash flows from operations, issuance of equity securities through public markets and opportunistic sales of projects, portfolios of projects, or of non-controlling interests in projects or portfolios of projects.

The following table summarizes the total capitalization and debt to capitalization percentage as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Revolving Credit Facilities[1]	$190,000	$377,000
Senior Notes[2]	1,500,000	1,500,000
Term Loan[3]	344,750	346,500
Non-recourse long-term debt, including current portion[4]	3,598,827	3,573,436
Long-term indebtedness, including current portion[5]	$5,633,577	$5,796,936
Total stockholders’ equity and redeemable non-controlling interests	2,601,511	2,768,417
Total capitalization	$8,235,088	$8,565,353
Debt to total capitalization	68%	68%
———

(1)	Represents amounts drawn under our Revolver, and does not include the $108.7 million of outstanding project-level letters of credit.

(2)	Represents corporate senior notes.

(3)	Represents senior secured term loan facility.

(4)	Represents asset-specific, non-recourse borrowings and financing lease obligations secured against the assets of certain project companies.

(5)
Represents total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $32.0 million and $35.1 million of net unamortized debt premiums, discounts and deferred financing costs as of June 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes corporate liquidity and available capital as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Unrestricted corporate cash	$7,977	$52,506
Project-level distributable cash	26,505	18,414
Cash available to corporate	34,482	70,920
Credit facilities:
Committed revolving credit facility	600,000	600,000
Drawn portion of revolving credit facilities	(190,000)	(377,000)
Revolving line of credit commitments	(103,054)	(99,487)
Undrawn portion of Sponsor Line[1]	500,000	500,000
Available portion of credit facilities	806,946	623,513
Corporate liquidity	$841,428	$694,433
Other project-level unrestricted cash	169,666	177,604
Project-level restricted cash[2]	113,371	144,285
Available capital	$1,124,465	$1,016,322
———

(1)
Represents a $500.0 million secured revolving credit facility we entered into pursuant to a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates that may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures.

(2)
Represents short-term and long-term restricted cash and includes $1.2 million and $2.3 million of cash trapped at our project-level subsidiaries as of June 30, 2019 and December 31, 2018, respectively, which is presented as current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the balance sheet date (see Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for additional details).

Non-recourse Project Finance

As discussed above, we completed project refinancing agreements in the United States and Uruguay for total net proceeds of approximately $308.1 million during the six months ended June 30, 2019.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2023 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after June 30, 2019, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Maturities of long-term debt[1]	$140,761	$252,223	$264,366	$765,078	$1,049,747	$3,161,402	$5,633,577
————

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $240.8 million of long-term debt to current as a result of debt defaults under certain of our non-recourse financing arrangements (see Note 10. Long-term Debt to our unaudited condensed consolidated financial statements for further discussion).

Commitment to Purchase Renewable Energy Facilities

As discussed above, on July 22, 2019, we announced that we had entered into an agreement to acquire a Portfolio of approximately 320 MW distributed generation solar facilities in the United States for a total commitment of $720 million. We expect to fund the acquisition with a bridge facility credit agreement and draws on our Revolver. See Note 21. Subsequent Events for additional details. See Note 21. Subsequent Events for further details.

We are committed to purchase a 4.5 MW distributed solar generation facility located in Massachusetts for a consideration of $6.0 million that is expected to be completed in December 2019.

Cash Dividends to Investors

The following table presents cash dividends declared and paid on Class A common stock during the six months ended June 30, 2019 and 2018.

	Dividends per Share	Declaration Date	Record Date	Payment Date
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019
Second Quarter	$0.2014	May 8, 2019	June 3, 2019	June 17, 2019
2018:
First Quarter	$0.1900	February 6, 2018	February 28, 2018	March 30, 2018
Second Quarter	$0.1900	April 30, 2018	June 1, 2018	June 15, 2018

On August 8, 2019, our Board of Directors declared a dividend with respect to its Class A common stock of $0.2014 per share. The dividend is payable on September 17, 2019 to stockholders of record as of September 3, 2019.

Share Repurchase Program

On July 25, 2019, our Board of Directors authorized the renewal for a period of approximately one year, of a program to repurchase up to 5% of our Class A common stock outstanding as of July 25, 2019, through to August 4, 2020. The timing and the amount of any repurchases of common stock will be determined by us based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934. The program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. Any repurchased common stock will be held by us as treasury stock. We expect to fund any repurchases from available liquidity.

No shares have been repurchased by us during the six months ended June 30, 2019.

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

There were no IDR payments made by us during the six months ended June 30, 2019 and 2018.

Cash Flow Discussion

We use measures of cash flow, including net cash flows from operating activities, investing activities and financing activities, to evaluate our periodic cash flow results.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$176,487	$75,485	$101,002
Net cash provided by (used in) by investing activities	6,442	(839,916)	846,358
Net cash (used in) provided by financing activities	(255,986)	1,059,159	(1,315,145)
Net Cash Provided By Operating Activities

Net cash provided by operating activities was $176.5 million for the six months ended June 30, 2019, as compared to $75.5 million for the same period in the prior year, primarily driven by cash earnings of our European Platform, which was acquired in June of 2018. The consolidated cash flows for the six months ended June 30, 2018, include the results of Saeta effective from the Acquisition Date, whereas the comparable consolidated cash flows for the six months ended June 30, 2019 include the results of our European Platform for the full period.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019, was $6.4 million, which consisted of the proceeds from the settlement of foreign currency contracts used to hedge the exposure associated with foreign subsidiaries of $30.5 million, the receipt of $3.6 million of proceeds received from a government rebate for certain costs previously incurred for capital expenditures and other investing activities of $1.2 million that were partially offset by a payment of $18.3 million for the acquisition of renewable energy facilities net of cash acquired and payments of $10.6 million for capital expenditures. Net cash used in investing activities for the six months ended June 30, 2018, was $839.9 million, which was due to: (i) an $831.5 million payment to acquire the Tendered Shares of Saeta, net of cash and restricted cash acquired; (ii) a $4.1 million payment to acquire certain solar facilities from Integrys, net of cash and restricted cash acquired; (iii) the use of $10.3 million for capital expenditures; and (iv) the receipt of $6.0 million of proceeds received from a government rebate for certain costs previously incurred for capital expenditures.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019, was $256.0 million, which consisted of $156.7 million principal payments on non-recourse debt and deferred financing costs, a $1.8 million principal payment on our Term Loan, $84.0 million dividend payments to our Class A common stockholders and net payments of $6.0 million to non-controlling interests in renewable energy facilities. These payments were partially offset by $187.0 million of net draws on our Revolver and $179.4 million proceeds from non-recourse debt financing. Net cash provided by financing activities for the six months ended June 30, 2018, was $1,059.2 million, primarily due to $650.0 million proceeds received from the private placement to affiliates of Brookfield, $86.0 million drawn on our Sponsor Line from Brookfield, and $381.8 million drawn on our revolving credit facilities, which were partially offset by $56.0 million of dividend payments to our Class A common stockholders.

Off-Balance Sheet Arrangements

The Company enters into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements provided herein were prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, we have applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can differ from these estimates. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, are those that depend most heavily on these judgments and estimates. As of June 30, 2019, the only notable changes to the significant accounting policies described in our Annual Report on Form 10-K are with respect to our adoption of the new accounting pronouncements described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

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

Interest Rate Risk

As of June 30, 2019, the estimated fair value of our debt was $5,788.4 million and the carrying value of our debt was $5,602 million. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $86 million and $95 million, respectively.

As of June 30, 2019, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate), the Senior Notes due 2028 (fixed rate), the Revolver (variable rate) and the Term Loan (variable rate). Additionally, during the year ended December 31, 2018, we drew and repaid $86.0 million under the Sponsor Line (variable rate). On March 8, 2019, we entered into interest rate swap agreements with counterparties to hedge the variable Eurodollar base rate associated with the interest payments on the entire principal of our Term Loan, paying an average fixed rate of 2.54%. In return, the counterparties agreed to pay us the variable Eurodollar base rate payments due to the lenders until maturity. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver and Term Loan by $3.4 million for the six months ended June 30, 2019.

As of June 30, 2019, our non-recourse permanent financing debt was at both fixed and variable rates. 65% of the $3,536.0 million balance had a variable interest rate and the remaining 35% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap certain of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $57.3 million or $57.3 million for the six months ended June 30, 2019, respectively.

Foreign Currency Risk

During the six months ended June 30, 2019 and 2018, we generated operating revenues in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Chile and Uruguay, with our revenues being denominated in U.S. dollars, Euro, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are denominated in the same currencies.

We use currency forward and option contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward and option contracts to reduce risks arising from the change in fair value of certain assets and liabilities, including intercompany loans denominated in Euro.

We use foreign currency forward and option contracts to hedge portions of our net investment positions in certain subsidiaries with Euro and Canadian dollar functional currencies and to manage our foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations, the effective portion of the net gains or losses attributable to changes in exchange rates are recorded in foreign currency translation adjustments in accumulated other comprehensive income (“AOCI”). Recognition in earnings of amounts previously recorded in AOCI is limited to circumstances such as complete or substantial liquidation of the net investment in the hedged foreign operation. The change in fair value of derivative contracts intended to serve as economic hedges that are not designated as hedging instruments is reported as a component of earnings in the consolidated statements of operations. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1%, increase or decrease in Euros would have increased or decreased our earnings by $7.2 million for the six months ended June 30, 2019. Cash flows from derivative instruments designated as net investment hedges and non-designated derivatives used to manage foreign currency risks associated with intercompany loans are classified as investing activities in the consolidated statements of cash flows. Cash flows from all other derivative instruments are classified as operating activities in the consolidated statements of cash flows.

Commodity Risk

For certain of our wind power plants, we may use long-term cash-settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 10% increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have increased or decreased our earnings by $11.5 million or $12.3 million for the six months ended June 30, 2019, respectively.

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

Counterparty Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as having a diversified portfolio of creditworthy offtake counterparties. As of June 30, 2019, on a weighted average basis (based on MW), our PPA counterparties had an investment grade credit rating. However, there are a limited number of offtake counterparties under offtake agreements in each region that we operate, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of June 30, 2019, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2019 due to the previously identified material weaknesses, which continued to exist as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the inclusion of the internal controls of Saeta, which the Company acquired on June 12, 2018, additional changes to our control environment to support the accounting for Topic 842 and the remediation actions discussed below. The Company continues to implement its remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2018. We are continuing to work to remediate all such material weaknesses as soon as reasonably possible.

During the second quarter of 2019, we executed the following actions:

•
We continued to enhance the capabilities of the new consolidation and treasury related financial systems deployed earlier in the year, each of which is expected to increase the efficiency of processing transactions, produce accurate and timely information to address various operational and compliance needs, and reduce our reliance on manual controls and end-user computing spreadsheets;

•
We are continuing to enhance revenue controls that have been implemented, including automation of certain system journals and continued to progress on the implementation of a new application to support invoicing and the sourcing of certain revenue data to reduce the reliance on manual controls;

•
We began to enhance the review controls over the application of U.S. GAAP and accounting measurements for significant accounts, transactions and related financial statement disclosures by adding incremental resources and providing specialized and technical training to strengthen our skills to support our controllership function. This quarter was highlighted by training for new process owners in our European Platform, as well as cross-functional training regarding U.S. tax equity structures and the related application of U.S. GAAP; and

•	We completed the implementation of a lease accounting software application, which is expected to produce accurate and timely information following the Company’s adoption of Topic 842.

PART II - Other Information

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Item 1. Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 15, 2019. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company’s risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the following:

We may not be able to successfully close the acquisition of, and integrate the projects that we expect to acquire from, third parties, including the distributed generation portfolio that we have agreed (subject to certain terms and conditions and post-closing adjustments) to acquire from subsidiaries of AltaGas.

To realize the anticipated benefits of our expected acquisition of the approximately 320 MW portfolio of distributed generation solar facilities in the United States (the “Portfolio”) from subsidiaries of AltaGas (the “Sellers”), closing conditions must be satisfied under the purchase agreements and the Portfolio must be successfully combined with our existing North American business. We may fail to realize the anticipated benefits of this acquisition as a result of our inability to successfully close the acquisition of the Portfolio or parts thereof or to integrate the operations, technologies and personnel of the Portfolio into our business for a variety of reasons, including the following:

•	failure to satisfy closing conditions or the inability of Sellers to obtain certain transfer consents from third parties with respect to certain projects under the Portfolio;

•	failure to successfully manage relationships with existing Portfolio counterparties;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	the loss of key employees; and

•	potential difficulties integrating and harmonizing financial reporting systems and establishing appropriate accounting controls, reporting procedures and regulatory compliance procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Membership Interest Purchase Agreement, dated as of July 19, 2019, by and between Terraform Arcadia Holdings, LLC, a Delaware limited liability company, WGL Energy Systems, Inc., a Delaware corporation, and WGSW, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 22, 2019).

31.1*	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from the TerraForm Power, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) notes to condensed consolidated financial statements

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

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

TERRAFORM POWER, INC.

By:	/s/ MICHAEL TEBBUTT		By:	/s/ MICHAEL RAGUSA
	Name:	Michael Tebbutt		Name:	Michael Ragusa
	Title:	Chief Financial Officer (principal financial officer)		Title:	Chief Accounting Officer (principal accounting officer)

Date:	August 9, 2019			Date:	August 9, 2019