Form 10-Q
period 2019-09-30
TerraForm Power, Inc.
filed 2019-11-12
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 31, 2019, there were 227,044,072 shares of Class A common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements involve estimates, expectations, projections, goals, assumptions, known and unknown risks, and uncertainties and typically include words or variations of words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “estimate,” “predict,” “project,” “opportunities,” “goal,” “guidance,” “outlook,” “initiatives,” “objective,” “forecast,” “target,” “potential,” “continue,” “would,” “will,” “should,” “could,” or “may” or other comparable terms and phrases. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future are forward-looking statements. They may include estimates of expected cash available for distribution, distributions growth, earnings, revenues, income, loss, capital expenditures, liquidity, capital structure, margin enhancements, cost savings, future growth, financing arrangements and other financial performance items (including future distributions per share), descriptions of management’s plans or objectives for future operations, products, or services, or descriptions of assumptions underlying any of the above. Forward-looking statements provide the Company’s current expectations or predictions of future conditions, events, or results and speak only as of the date they are made. Although the Company believes its expectations and assumptions are reasonable, it can give no assurance that these expectations and assumptions will prove to have been correct and actual results may vary materially.

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

•
our ability to successfully close the acquisitions of, and integrate the projects that we expect to acquire from, third parties, including our ability to successfully integrate our recently acquired portfolio of distributed generation assets;

•
our ability to successfully achieve expected synergies and to successfully execute on the funding plan for our recently acquired portfolio of distributed generation assets, including our ability to successfully close any contemplated capital recycling initiatives;

•	our ability to realize the anticipated benefits from acquisitions;

•
our ability to close, implement and realize the benefit of our cost and performance enhancement initiatives, including long-term service agreements and our ability to realize the anticipated benefits from such initiatives;

•	the willingness and ability of counterparties to fulfill their obligations under offtake agreements;

•	price fluctuations, termination provisions and buyout provisions in offtake agreements;

•	risks related to the ability of our hedging activities to adequately manage our exposure to commodity and financial risk;

•	risks related to our operations being located internationally, including our exposure to foreign currency exchange rate fluctuations and political and economic uncertainties;

•	the regulated rate of return of renewable energy facilities in our Regulated Solar and Wind segment, a reduction of which could have a material negative impact on our results of operations;

•
the condition of the debt and equity capital markets and our ability to borrow additional funds and access capital markets, as well as our substantial indebtedness and the possibility that we may incur additional indebtedness in the future;

•	operating and financial restrictions placed on us and our subsidiaries related to agreements governing indebtedness;

•	our ability to identify or consummate any future acquisitions, including those identified by Brookfield Asset Management Inc.;

•	our ability to grow and make acquisitions with cash on hand, which may be limited by our cash distribution policy;

•	risks related to the effectiveness of our internal control over financial reporting; and

•	risks related to our relationship with Brookfield Asset Management Inc., including our ability to realize the expected benefits of the sponsorship.

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in subsequent Quarterly Reports, as well as additional factors we may describe from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and you should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues, net	$253,808	$246,042	$734,506	$553,477
Operating costs and expenses:
Cost of operations	75,037	59,027	207,363	146,155
General and administrative expenses	15,397	21,334	60,616	65,483
General and administrative expenses - affiliate	7,764	3,432	19,087	10,929
Acquisition costs	963	1,655	1,438	7,612
Acquisition costs - affiliate	—	335	—	6,965
Impairment of renewable energy facilities	—	—	—	15,240
Depreciation, accretion and amortization expense	114,282	103,593	321,605	239,177
Total operating costs and expenses	213,443	189,376	610,109	491,561
Operating income	40,365	56,666	124,397	61,916
Other expenses (income):
Interest expense, net	89,393	72,416	246,721	176,862
Loss (gain) on extinguishment of debt, net	1,355	—	(4,188)	1,480
Loss (gain) on foreign currency exchange, net	10,975	(3,070)	(4,217)	(4,257)
Other (income) expenses, net	(557)	358	(1,752)	1,390
Total other expenses, net	101,166	69,704	236,564	175,475
Loss before income tax expense	(60,801)	(13,038)	(112,167)	(113,559)
Income tax expense	1,512	6,013	3,030	9,417
Net loss	(62,313)	(19,051)	(115,197)	(122,976)
Less: Net (loss) income attributable to redeemable non-controlling interests	(7,341)	12,443	(14,241)	15,101
Less: Net (loss) income attributable to non-controlling interests	(135)	2,096	(33,897)	(165,946)
Net (loss) income attributable to Class A common stockholders	$(54,837)	$(33,590)	$(67,059)	$27,869

Weighted average number of shares:
Class A common stock - Basic	209,155	209,142	209,149	173,173
Class A common stock - Diluted	209,155	209,142	209,149	173,186

(Loss) earnings per share:
Class A common stock - Basic and diluted	$(0.26)	$(0.16)	$(0.32)	$0.16

Distributions declared per share:
Class A common stock	$0.2014	$0.19	$0.6042	$0.57

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(62,313)	$(19,051)	$(115,197)	$(122,976)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Net unrealized gain (loss) arising during the period	6,934	446	15,806	(8,229)
Hedging activities:
Net unrealized (loss) gain arising during the period	(16,653)	10,621	(43,941)	12,528
Reclassification of net realized loss (gain) into earnings	3,389	(5,832)	(2,439)	(6,755)
Other comprehensive (loss) income, net of tax	(6,330)	5,235	(30,574)	(2,456)
Total comprehensive loss	(68,643)	(13,816)	(145,771)	(125,432)
Less comprehensive (loss) income attributable to non-controlling interests:
Net (loss) income attributable to redeemable non-controlling interests	(7,341)	12,443	(14,241)	15,101
Net (loss) income attributable to non-controlling interests	(135)	2,096	(33,897)	(165,946)
Hedging activities	188	(1,801)	920	(3,038)
Comprehensive (loss) income attributable to non-controlling interests	(7,288)	12,738	(47,218)	(153,883)
Comprehensive (loss) income attributable to Class A common stockholders	$(61,355)	$(26,554)	$(98,553)	$28,451

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$239,297	$248,524
Restricted cash, current	31,140	27,784
Accounts receivable, net	176,883	145,161
Derivative assets, current	28,908	14,371
Prepaid expenses and other current assets	61,642	65,149
Due from affiliates	265	196
Deposit on acquisitions	114,195	—
Total current assets	652,330	501,185

Renewable energy facilities, net, including consolidated variable interest entities of $3,238,298 and $3,064,675 in 2019 and 2018, respectively	6,967,149	6,470,026
Intangible assets, net, including consolidated variable interest entities of $697,744 and $751,377 in 2019 and 2018, respectively	1,957,146	1,996,404
Goodwill	145,616	120,553
Restricted cash	73,794	116,501
Derivative assets	97,096	90,984
Other assets	36,060	34,701
Total assets	$9,929,191	$9,330,354

Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $266,423 and $64,251 in 2019 and 2018, respectively	$635,929	$464,332
Accounts payable, accrued expenses and other current liabilities	186,170	181,400
Due to affiliates	8,878	6,991
Derivative liabilities, current portion	38,729	35,559
Total current liabilities	869,706	688,282

Long-term debt, less current portion, including consolidated variable interest entities of $640,050 and $885,760 in 2019 and 2018, respectively	5,624,514	5,297,513
Operating lease obligations, less current portion, including consolidated variable interest entities of $141,683 in 2019	255,507	—
Asset retirement obligations, including consolidated variable interest entities of $118,406 and $86,456 in 2019 and 2018, respectively	286,282	212,657
Derivative liabilities	141,155	93,848
Deferred income taxes	152,948	178,849
Other liabilities	110,651	90,788
Total liabilities	7,440,763	6,561,937

Redeemable non-controlling interests	20,994	33,495
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 209,663,018 and 209,642,140 shares issued in 2019 and 2018, respectively	2,097	2,096
Additional paid-in capital	2,259,812	2,391,435
Accumulated deficit	(426,662)	(359,603)
Accumulated other comprehensive income	8,744	40,238
Treasury stock, 508,033 and 500,420 shares in 2019 and 2018, respectively	(6,815)	(6,712)
Total TerraForm Power, Inc. stockholders’ equity	1,837,176	2,067,454
Non-controlling interests	630,258	667,468
Total stockholders’ equity	2,467,434	2,734,922
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$9,929,191	$9,330,354

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2017	148,586	$1,486	$1,872,125	$(387,204)	$48,018	(500)	$(6,712)	$1,527,713	$1,057,301	$(198,196)	$894	$859,999	$2,387,712
Cumulative-effect adjustment	—	—	—	24,578	(4,164)	—	—	20,414	—	(308)	—	(308)	20,106
Net income (loss)	—	—	—	82,796	—	—	—	82,796	—	(157,087)	—	(157,087)	(74,291)
Distributions to Class A common stockholders	—	—	(28,008)	—	—	—	—	(28,008)	—	—	—	—	(28,008)
Other comprehensive loss	—	—	—	—	(13,494)	—	—	(13,494)	—	—	(1,243)	(1,243)	(14,737)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	7,685	—	—	7,685	7,685
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(5,204)	—	—	(5,204)	(5,204)
Other	—	—	3,494	—	—	—	—	3,494	—	(500)	—	(500)	2,994
Balance as of March 31, 2018	148,586	1,486	1,847,611	(279,830)	30,360	(500)	(6,712)	1,592,915	1,059,782	(356,091)	(349)	703,342	2,296,257
Issuance of Class A common stock to affiliates	60,976	610	649,390	—	—	—	—	650,000	—	—	—	—	650,000
Stock-based compensation	—	—	73	—	—	—	—	73	—	—	—	—	73
Net loss	—	—	—	(21,337)	—	—	—	(21,337)	—	(10,955)	—	(10,955)	(32,292)
Distributions to Class A common stockholders	—	—	(28,008)	—	—	—	—	(28,008)	—	—	—	—	(28,008)
Other comprehensive income	—	—	—	—	7,040	—	—	7,040	—	—	6	6	7,046
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(6,185)	—	—	(6,185)	(6,185)
Other	—	—	(295)	—	—	—	—	(295)	102	—	—	102	(193)
Balance as of June 30, 2018	209,562	2,096	2,468,771	(301,167)	37,400	(500)	(6,712)	2,200,388	1,053,699	(367,046)	(343)	686,310	2,886,698
Issuances of Class A common stock to affiliates	80	—	881	—	—	—	—	881	—	—	—	—	881
Stock-based compensation	—	—	88	—	—	—	—	88	—	—	—	—	88
Net income (loss)	—	—	—	(33,590)	—	—	—	(33,590)	—	2,096	—	2,096	(31,494)
Distributions to Class A common stockholders	—	—	(39,609)	—	—	—	—	(39,609)	—	—	—	—	(39,609)
Other comprehensive income (loss)	—	—	—	—	7,036	—	—	7,036	—	—	(1,801)	(1,801)	5,235
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(6,499)	—	—	(6,499)	(6,499)
Purchase of redeemable non-controlling interests in renewable energy facilities	—	—	(3,065)	—	—	—	—	(3,065)	—	—	—	—	(3,065)
Other	—	—	546	—	—	—	—	546	307	—	—	307	853
Balance as of September 30, 2018	209,642	$2,096	$2,427,612	$(334,757)	$44,436	(500)	$(6,712)	$2,132,675	$1,047,507	$(364,950)	$(2,144)	$680,413	$2,813,088

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2018	209,642	$2,096	$2,391,435	$(359,603)	$40,238	(500)	$(6,712)	$2,067,454	$1,040,771	$(373,420)	$117	$667,468	$2,734,922
Stock-based compensation	—	—	160	—	—	—	—	160	—	—	—	—	160
Net loss	—	—	—	(8,627)	—	—	—	(8,627)	—	(18,049)	—	(18,049)	(26,676)
Distributions to Class A common stockholders	—	—	(41,987)	—	—	—	—	(41,987)	—	—	—	—	(41,987)
Other comprehensive (loss) income	—	—	—	—	(7,925)	—	—	(7,925)	—	—	676	676	(7,249)
Contributions from non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	5,562	—	—	5,562	5,562
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(5,023)	—	—	(5,023)	(5,023)
Purchase of non-controlling interests in renewable energy facilities	—	—	(687)	—	—	—	—	(687)	(393)	—	—	(393)	(1,080)
Non-cash redemption of redeemable non-controlling interests	—	—	(7,345)	—	—	—	—	(7,345)	—	—	—	—	(7,345)
Balance as of March 31, 2019	209,642	2,096	2,341,576	(368,230)	32,313	(500)	(6,712)	2,001,043	1,040,917	(391,469)	793	650,241	2,651,284
Stock-based compensation	—	—	43	—	—	—	—	43	—	—	—	—	43
Net loss	—	—	—	(3,595)	—	—	—	(3,595)	—	(15,713)	—	(15,713)	(19,308)
Distributions to Class A common stockholders	—	—	(41,991)	—	—	—	—	(41,991)	—	—	—	—	(41,991)
Other comprehensive (loss) income	—	—	—	—	(17,051)	—	—	(17,051)	—	—	56	56	(16,995)
Distributions to non-controlling interests in renewable energy facilities	—	—	—	—	—	—	—	—	(4,866)	—	—	(4,866)	(4,866)
Balance as of June 30, 2019	209,642	2,096	2,299,628	(371,825)	15,262	(500)	(6,712)	1,938,449	1,036,051	(407,182)	849	629,718	2,568,167
Stock-based compensation	21	1	265	—	—	(8)	(103)	163	—	—	—	—	163
Net loss	—	—	—	(54,837)	—	—		(54,837)	—	(135)	—	(135)	(54,972)
Distributions to Class A common stockholders	—	—	(41,991)	—	—	—	—	(41,991)	—	—	—	—	(41,991)
Other comprehensive (loss) income	—	—	—	—	(6,518)	—	—	(6,518)	—	—	188	188	(6,330)
Distributions to non-controlling interests in renewable energy facilities	—	—		—	—	—	—	—	(2,538)	—	—	(2,538)	(2,538)
Purchase of redeemable non-controlling interests in renewable energy facilities	—	—	1,910	—	—	—	—	1,910				—	1,910
Non-controlling interests acquired in business combination	—	—	—	—	—	—	—	—	3,025	—	—	3,025	3,025
Balance as of September 30, 2019	209,663	$2,097	$2,259,812	$(426,662)	$8,744	(508)	$(6,815)	$1,837,176	$1,036,538	$(407,317)	$1,037	$630,258	$2,467,434

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(115,197)	$(122,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	321,605	239,177
Amortization of favorable and unfavorable rate revenue contracts, net	28,645	29,478
(Reductions) charges to allowance for doubtful accounts, net	(3,299)	846
Impairment of renewable energy facilities	—	15,240
Amortization of deferred financing costs, debt premiums and discounts, net	7,720	7,969
Unrealized loss (gain) on interest rate swaps	23,094	(11,688)
Unrealized gain on commodity contract derivatives, net	(3,840)	(3,845)
Recognition of deferred revenue	(1,987)	(1,344)
Stock-based compensation expense	468	161
(Gain) loss on extinguishment of debt, net	(4,188)	1,480
Loss on disposal of renewable energy facilities	13,293	6,764
Gain on foreign currency exchange, net	(4,649)	(9,643)
Deferred taxes	139	4,888
Other, net	(308)	(393)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(32,198)	(18,758)
Prepaid expenses and other current assets	9,278	9,154
Accounts payable, accrued expenses and other current liabilities	5,238	(13,002)
Due to affiliates, net	1,818	4,158
Other, net	22,571	13,361
Net cash provided by operating activities	268,203	151,027
Cash flows from investing activities:
Capital expenditures	(16,508)	(15,320)
Proceeds from energy rebate and reimbursable interconnection costs	5,123	8,224
Proceeds from the settlement of foreign currency contracts, net	28,063	22,429
Payments to acquire businesses, net of cash and restricted cash acquired	(617,587)	(886,104)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(18,255)	(4,105)
Payment of deposit on acquisitions	(114,195)	—
Other investing activities	2,476	—
Net cash used in by investing activities	(730,883)	(874,876)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of Class A common stock to affiliates	—	650,000
Proceeds from the Sponsor Line - affiliate	—	86,000
Repayment of the Sponsor Line - affiliate	—	(86,000)
Proceeds from Bridge Facility	475,000	—
Revolver draws	409,500	619,000
Revolver repayments	(430,500)	(200,466)
Term Loan principal payments	(2,625)	(2,625)
Borrowings of non-recourse long-term debt	312,053	236,381
Principal payments and prepayments on non-recourse long-term debt	(186,329)	(180,124)
Debt financing fees paid	(15,972)	(7,424)
Sale of membership interests and contributions from non-controlling interests in renewable energy facilities	5,562	7,685
Purchase of membership interests and distributions to non-controlling interests in renewable energy facilities	(17,204)	(21,792)
Proceeds from affiliates	—	4,803
Cash distributions to Class A common stockholders	(125,969)	(95,625)
Recovery of related party short swing profit	—	2,994
Net cash provided by financing activities	423,516	1,012,807
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,164)	288,958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,414)	(3,750)
Cash, cash equivalents and restricted cash at beginning of period	392,809	224,787
Cash, cash equivalents and restricted cash at end of period	$344,231	$509,995
Supplemental Disclosures:
Cash paid for interest	$211,517	$170,549
Cash paid for income taxes	4,152	667

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND ORGANIZATION

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) is a holding company and its primary asset is an equity interest in TerraForm Power, LLC (“Terra LLC”). TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC, which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. The Company is sponsored by Brookfield Asset Management Inc. (“Brookfield”) and its primary business strategy is to acquire operating solar and wind assets in North America and Western Europe. As of September 30, 2019, affiliates of Brookfield held approximately 65% of TerraForm Power’s Class A common stock (“Common Stock”). As discussed in Note 21. Subsequent Events, on October 8, 2019, the Company completed a public offering and a private placement of its Common Stock whereby the combined ownership of affiliates of Brookfield became approximately 61% as of the date of the issuance of this Quarterly Report.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated and have been prepared in accordance with the SEC regulations for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019. Interim results are not necessarily indicative of results for a full year or any subsequent interim period.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of a normal and recurring nature necessary to present fairly the Company’s financial position as of September 30, 2019, results of operations, comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018.

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

Recently Adopted Accounting Standards - Guidance Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which primarily changes the lessee’s accounting for operating leases by requiring the recognition of lease right-of-use assets and lease liabilities. The guidance also eliminates previous real estate specific provisions. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which amended the standard to give entities another option to apply the requirements of the standard in the period of adoption (January 1, 2019) or Effective Date Method. The Company adopted the new accounting guidance on January 1, 2019 using a modified retrospective approach reflecting the Effective Date Method of adoption in which the Company continued to apply the guidance in ASC 840, Leases to the comparable periods presented in the year of adoption.

The Company made the following elections provided under the standard:

•	The package of practical expedients that permits the Company to retain its existing lease assessment and classification;

•	The practical expedient that allows the Company to not evaluate existing and expired land easements;

•
The practical expedient to not separate non-lease components in power purchase agreements (“PPAs”) in which the Company is the lessor in providing energy, capacity, and incentive products for a bundled fixed rate; and

•	The Company elected not to apply the recognition requirements for short-term operating leases, defined as a term of twelve months or shorter, from the commencement date.

The Company evaluated the impact of Topic 842 as it relates to operating leases for land, buildings and equipment for which it is the lessee and reviewed its existing contracts for embedded leases. The adoption of the new standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $252.7 million and $245.3 million, respectively, as of January 1, 2019 for operating leases, whereas the Company’s accounting for finance leases remained substantially unchanged. See Note 7. Leases for additional details.

A significant portion of the Company’s operating revenues are generated from delivering electricity and related products from owned solar and wind renewable energy facilities under PPAs in which the Company is the lessor. Revenue is recognized when electricity is delivered and is accounted for as rental income under the lease standard. The adoption of ASC 842 did not have an impact on the accounting policy for rental income from the Company’s PPAs in which it is the lessor. The Company elected the package of practical expedients available under ASC 842, which did not require the Company to reassess its lease classification from ASC 840. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for lessors. This election allows energy (lease component) and environmental incentives or renewable energy certificates (non-lease components) under bundled PPAs to be accounted as a singular lease unit of account under ASC 842.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU expands the list of United States (“U.S.”) benchmark interest rates permitted in the application of hedge accounting by adding the SOFR as a permissible U.S. benchmark rate. The Company does not have any derivative instruments indexed to SOFR as a benchmark interest rate, accordingly, the adoption of ASU No. 2018-16 as of January 1, 2019 did not have an impact on the Company’s consolidated financial statements.

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

3. REVENUE

The following table presents the Company’s operating revenues, net and disaggregated by revenue source:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	Solar	Wind	Regulated Solar and Wind	Total
PPA rental income	$73,425	$31,532	$—	$104,957	$66,982	$35,084	$—	$102,066
Commodity derivatives	—	10,453	—	10,453	—	7,469	—	7,469
PPA and market energy revenue	10,104	17,861	28,807	56,772	14,353	18,846	32,594	65,793
Capacity revenue from remuneration programs[1]	—	—	54,772	54,772	—	—	47,356	47,356
Amortization of favorable and unfavorable rate revenue contracts, net	(2,017)	(7,774)	—	(9,791)	(2,132)	(7,779)	—	(9,911)
Energy revenue	81,512	52,072	83,579	217,163	79,203	53,620	79,950	212,773
Incentive revenue	20,142	2,435	14,068	36,645	15,680	3,343	14,246	33,269
Operating revenues, net	$101,654	$54,507	$97,647	$253,808	$94,883	$56,963	$94,196	$246,042

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	Solar	Wind	Regulated Solar and Wind	Total
PPA rental income	$167,397	$135,670	$—	$303,067	$159,116	$138,396	$—	$297,512
Commodity derivatives	—	42,560	—	42,560	—	39,917	—	39,917
PPA and market energy revenue	24,461	62,583	79,716	166,760	34,318	31,897	38,909	105,124
Capacity revenue from remuneration programs[1]	—	—	154,913	154,913	—	—	59,327	59,327
Amortization of favorable and unfavorable rate revenue contracts, net	(5,330)	(23,315)	—	(28,645)	(6,075)	(23,403)	—	(29,478)
Energy revenue	186,528	217,498	234,629	638,655	187,359	186,807	98,236	472,402
Incentive revenue	55,065	6,484	34,302	95,851	50,568	13,261	17,246	81,075
Operating revenues, net	$241,593	$223,982	$268,931	$734,506	$237,927	$200,068	$115,482	$553,477
———

(1)	Represents the remuneration related on the Company’s investments in renewable energy facilities in Spain.

Contract balances and performance obligations

As of September 30, 2019 and December 31, 2018, other liabilities in the unaudited condensed consolidated balance sheets included deferred revenue comprising of $8.5 million and $8.8 million, respectively, which primarily consisted of upfront government incentives, and contract liabilities of $3.2 million and $4.9 million, respectively, related to performance obligations that have not yet been satisfied. These contract liabilities represented advanced customer receipts primarily related to future renewable energy credits (“REC”) deliveries that are recognized into revenue under Topic 606. The amount of revenue recognized during the three and nine months ended September 30, 2019 related to contract liabilities was $0.4 million and $1.7 million, respectively.

4. ACQUISITIONS

2019 Acquisitions

(i) WGL Acquisition

On September 26, 2019, TerraForm Arcadia Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“TerraForm Arcadia”), completed the acquisition of an approximately 320 megawatt (“MW”) distributed generation portfolio of renewable energy facilities in the United States from subsidiaries of AltaGas Ltd., a Canadian corporation (“AltaGas”), for a purchase price of $720.0 million, plus $15.1 million for working capital. The acquisition was pursuant to a membership interest purchase agreement (the “Purchase Agreement”) dated July 19, 2019, entered into by TerraForm Arcadia, WGL Energy Systems, Inc., a Delaware corporation (“WGL”), and WGSW, Inc., a Delaware corporation (“WGSW”, and together with WGL, the “Sellers”), both subsidiaries of AltaGas (the “WGL Acquisition”). Pursuant to the Purchase Agreement, the ownership of certain projects for which the Sellers have not yet received the required third party consents or have not completed construction (the “Delayed Projects”) will be transferred to the Company once such third party consents are received or construction is completed, subject to certain terms and conditions. The Delayed Projects represent 34.8 MW of the combined nameplate capacity of the acquired renewable energy facilities. The purchase price allocated to the Delayed Projects based on the Purchase Agreement was $114.2 million and is presented as Deposit on acquisitions in the unaudited condensed consolidated balance sheets. In the event that the title to certain Delayed Projects is not transferred to the Company within a certain period of time, the Company is entitled to a full refund of the value of these projects based on the Purchase Agreement. As discussed in Note 21. Subsequent Events, the title to 43 Delayed Projects with a purchase value of approximately $68.8 million and a combined nameplate capacity of 18.0 MW was transferred to the Company on October 31, 2019. The remaining balance of the Delayed Projects as of the date of this Quarterly Report was approximately $45.4 million.

The Company funded the purchase price and the related initial costs of the WGL Acquisition with the net proceeds of $475.0 million Bridge Facility and the remainder from draws on the Revolver. See Note 10. Long-Term Debt for definitions and additional details.

The Company accounted for the WGL Acquisition under the acquisition method of accounting for business combinations. The final accounting for the WGL Acquisition has not been completed since the evaluation necessary to assess the fair values of acquired assets and assumed liabilities is still in process. The additional information needed by the Company to finalize the measurement of these provisional amounts include the completion of the transfer of the Delayed Projects and the assessment of the incremental borrowing rate for operating leases. The provisional amounts for this business combination are subject to revision until these evaluations are completed.

The preliminary allocation of the acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to this business combination as of September 30, 2019 were as follows:

(In thousands)	As of September 26, 2019
Renewable energy facilities in service[1]	$545,085
Intangible assets	128,725
Accounts receivable	6,886
Prepaid expenses and other assets	7,978
Total assets acquired	688,674
Accounts payable, accrued expenses and other current liabilities	4,671
Asset retirement obligations	35,740
Operating lease liabilities	20,644
Other liabilities	7,007
Total liabilities assumed	68,062
Non-controlling interests[2]	3,025
Purchase price, net of cash and restricted cash acquired[3]	617,587
Deposit on acquisitions	114,195
Total cash paid for the WGL Acquisition, net of cash acquired	$731,782
———

(1)	Includes $23.3 million operating lease right-of-use assets.

(2)	The fair value of the non-controlling interests was determined using an income approach representing the best indicator of fair value and was supported by a discounted cash flow technique.

(3)	The Company acquired cash and cash equivalents of $3.4 million as of the acquisition date.

The acquired non-financial assets primarily represent an estimate of the fair value of the acquired renewable energy facilities and intangible assets from PPAs using the cost and income approach. Key inputs used to estimate fair value included forecasted power pricing, operational data, asset useful lives and a discount rate factor reflecting current market conditions at the time of the acquisition. These significant inputs are not observable in the market and thus represent Level 3 measurements, as defined in Note 13. Fair Value of Financial Instruments. Refer below for additional disclosures related to the acquired finite-lived intangible assets.

Intangibles at Acquisition Date

The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date. The Company attributed the intangible asset values to favorable rate revenue contracts and PPAs in-place from renewable energy facilities and the intangible liabilities to unfavorable rate revenue contracts.

	WGL Acquisition
	Fair Value (In thousands)	Weighted Average Amortization Period[1]
Favorable rate revenue contracts	$23,575	16 years
In-place value of market rate revenue contracts	105,150	15 years
Unfavorable rate revenue contracts	7,007	2 years
———

(1)
For the purposes of this disclosure, the weighted average amortization periods are determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset class.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the WGL Acquisition, as if the transaction had occurred on January 1, 2018. The pro forma net loss includes interest expense related to incremental borrowings used to finance the transaction and adjustments to depreciation, accretion and amortization expense for the valuation of renewable energy facilities and intangible assets, and excludes the impact of acquisition costs disclosed below. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

	Nine Months Ended September 30,
(In thousands)	2019	2018
Total operating revenues, net	$790,403	$559,523
Net loss	(71,099)	31,985

(ii) Acquisition of 10.6 MW Distributed Generation Assets

During the nine months ended September 30, 2019, the Company acquired three distributed generation facilities located in the U.S. with a combined nameplate capacity of 10.6 MW from third parties for a purchase price of $18.3 million, net of cash acquired. The facilities are contracted under long-term PPAs with municipal offtakers. This transaction was accounted for as an acquisition of assets. As part of this acquisition, the Company is committed to purchase an additional facility with a nameplate capacity of 4.5 MW for a purchase price of $6.0 million, which is expected to be completed in December 2019.

2018 Acquisitions

(i) Saeta Acquisition

On February 7, 2018, the Company announced that it intended to launch a voluntary tender offer (the “Tender Offer”) to acquire 100% of the outstanding shares of Saeta Yield S.A.U. (“Saeta”), a Spanish renewable power company with then 1,028 MW of wind and solar facilities (approximately 250 MW of solar and 778 MW of wind) located primarily in Spain. The Tender Offer was for €12.20 in cash per share of Saeta. On June 8, 2018, the Company announced that Spain’s National Securities Market Commission confirmed an over 95% acceptance of shares of Saeta in the Tender Offer (the “Tendered Shares”). On June 12, 2018, the Company completed the acquisition of the Tendered Shares for total aggregate consideration of $1.12 billion and the assumption of $1.91 billion of project-level debt. Having acquired 95.28% of the shares of Saeta, the Company then pursued a statutory squeeze out procedure under Spanish law to procure the remaining 4.72% of the shares of Saeta on July 2, 2018 for $54.6 million.

The Company funded the $1.12 billion purchase price of the Tendered Shares with $650.0 million of proceeds from a private placement of Common Stock to Orion Holdings and BBHC Orion Holdco L.P. (both affiliates of Brookfield), along with approximately $471.0 million from its existing liquidity, including (i) the proceeds of a $30.0 million draw on its Sponsor Line (as defined in Note 17. Related Parties), (ii) $359.0 million as part of a draw on the Company’s Revolver (as defined in Note 10. Long-term Debt), and (iii) approximately $82.0 million of cash on hand. The Company funded the purchase of the remaining 4.72% non-controlling interest in Saeta using $54.6 million of the total proceeds from an additional draw on the Sponsor Line.

The Company accounted for the acquisition of Saeta under the acquisition method of accounting for business combinations. The purchase accounting for the Saeta acquisition, including assignment of goodwill to reporting units, was finalized as of June 30, 2019. The final allocation of the acquisition-date fair values of assets, liabilities and redeemable non-controlling interests pertaining to this business combination as of June 30, 2019, was as follows:

(In thousands)	As of June 12, 2018, reported at December 31, 2018	Adjustments	As of June 12, 2018, reported at June 30, 2019
Renewable energy facilities in service	$1,993,520	$(6,238)	$1,987,282
Accounts receivable	91,343	—	91,343
Intangible Assets	1,034,176	(31,862)	1,002,314
Goodwill	123,106	32,283	155,389
Other assets	43,402	2,845	46,247
Total assets acquired	3,285,547	(2,972)	3,282,575
Accounts payable, accrued expenses and other current liabilities	93,032	(1,761)	91,271
Long-term debt, including current portion	1,906,831	16,139	1,922,970
Deferred income taxes	171,373	(17,256)	154,117
Asset retirement obligations	67,706	(94)	67,612
Derivative liabilities	137,002	—	137,002
Other long-term liabilities	23,002	—	23,002
Total liabilities assumed	2,398,946	(2,972)	2,395,974
Redeemable non-controlling interests	55,117	—	55,117
Purchase price, net of cash acquired	$831,484	$—	$831,484
———

(1)
The excess purchase price over the estimated fair value of net assets acquired of $155.4 million was recorded as goodwill, with $117.4 million assigned to the Regulated Solar and Wind segment and $38.0 million assigned to the Wind segment. See Note 18. Segment Reporting for additional details on the Company’s segments.

(2)
The fair value of the non-controlling interests was determined using a market approach using a quoted price for the instrument. As discussed above, the Company acquired the remaining shares of Saeta pursuant to a statutory squeeze out procedure under Spanish law, which closed on July 2, 2018. The quoted price for the purchase of the non-controlling interest was the best indicator of fair value and was supported by a discounted cash flow technique.

(3)	The Company acquired cash and cash equivalents of $187.2 million and restricted cash of $95.1 million as of the acquisition date.

The acquired non-financial assets primarily represented the fair value of acquired renewable energy facilities and intangible assets from concession and licensing contracts using the cost and income approach. Key inputs used to estimate fair value included forecasted power pricing, operational data, asset useful lives, and a discount rate factor reflecting current market conditions at the time of the acquisition. These significant inputs were not observable in the market and thus represent Level 3 measurements (as defined in Note 13. Fair Value of Financial Instruments). Refer below for additional disclosures related to the acquired finite-lived intangible assets.

The results of operations of Saeta are included in the Company’s consolidated results since the date of acquisition. The operating revenues and net income of Saeta reflected in the unaudited condensed consolidated statements of operations were $113.1 million and $7.6 million, respectively, for the three months ended September 30, 2019, and $318.4 million and $33.7 million, respectively, for the nine months ended September 30, 2019.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the Saeta acquisition, as if the transaction had occurred on January 1, 2018. The pro forma net loss includes interest expense related to incremental borrowings used to finance the transaction and adjustments to depreciation and amortization expense for the valuation of renewable energy facilities and intangible assets. The pro forma net loss for the nine months ended September 30, 2018, excludes the impact of acquisition related costs disclosed below. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

(In thousands)	Nine Months Ended September 30, 2018
Total operating revenues, net	$740,066
Net loss	(108,314)

Intangibles at Acquisition Date

The following table summarizes the estimated fair value and weighted average amortization period of the acquired intangible assets as of the acquisition date for Saeta. The Company attributed intangible asset value to concessions and licensing agreements in-place from solar and wind facilities. These intangible assets are amortized on a straight-line basis over the estimated remaining useful lives of the facilities from the Company’s acquisition date.

	As of June 12, 2018
	Fair Value (In thousands)	Weighted Average Amortization Period[1]
Intangible assets - concession and licensing contracts	$1,034,176	15 years
———

(1)
For the purposes of this disclosure, the weighted average amortization period is determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset and liability class.

(ii) Acquisition of 6.1 MW Distributed Generation Portfolio

During the nine months ended September 30, 2018, the Company acquired six distributed generation facilities located in the U.S. with a combined nameplate capacity of 6.1 MW from third parties for a purchase price of $4.1 million, net of cash acquired. The facilities are contracted under long-term PPAs with municipal offtakers. This transaction was accounted for as an acquisition of assets.

Acquisition Costs

Acquisition costs, which primarily consisted of professional fees for banking, legal and accounting services, were $1.0 million for the three months ended September 30, 2019, compared to $1.7 million in the same period in 2018, and $1.4 million for the nine months ended September 30, 2019, compared to $7.6 million in the same period in 2018. Acquisition costs related to affiliates for the three and nine months ended September 30, 2018 were $0.3 million and $7.0 million, respectively, and are reflected within Acquisition costs - affiliates in the unaudited consolidated condensed statements of operations. No acquisition costs related to affiliates were incurred for the three and nine months ended September 30, 2019.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash balances and money market funds with original maturity periods of three months or less when purchased. As of September 30, 2019 and December 31, 2018, cash and cash equivalents included $188.4 million and $177.6 million, respectively, of unrestricted cash held at project-level subsidiaries, which was available for project expenses but not available for corporate use.

Restricted Cash

Restricted cash consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements and funds held within certain of the Company’s subsidiaries that are restricted for current debt service payments and other purposes in accordance with the applicable debt agreements. These restrictions include: (i) cash on deposit in collateral accounts, debt service reserve accounts and maintenance reserve accounts; and (ii) cash on deposit in operating accounts but subject to distribution restrictions related to debt defaults existing as of the date of the financial statements. Restricted cash that is not expected to become unrestricted within twelve months from the date of the balance sheet is presented within non-current assets in the consolidated balance sheets.

Reconciliation of Cash and Cash Equivalents as Presented in the Unaudited Condensed Consolidated Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2019:

(In thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$239,297	$248,524
Restricted cash - current	31,140	27,784
Restricted cash - non-current	73,794	116,501
Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$344,231	$392,809

As discussed in Note 10. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the date of the issuance of the financial statements for the nine months ended September 30, 2019, and for the year ended December 31, 2018. As a result, the Company reclassified $11.2 million of non-current restricted cash to current as of September 30, 2019 and December 31, 2018, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as non-current restricted cash were driven by the financing agreements. As of September 30, 2019 and December 31, 2018, $2.2 million and $1.4 million, respectively, of cash and cash equivalents was also reclassified to current restricted cash as the cash balances were subject to distribution restrictions related to debt agreements that existed as of the respective balance sheet date.

6. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Renewable energy facilities in service, at cost[1]	$8,037,096	$7,298,371
Less: accumulated depreciation	(1,080,363)	(833,844)
Renewable energy facilities in service, net	6,956,733	6,464,527
Construction in progress - renewable energy facilities	10,416	5,499
Total renewable energy facilities, net	$6,967,149	$6,470,026

———

(1)
As discussed in Note 2. Summary of Significant Accounting Policies and Note 7. Leases, on January 1, 2019, the Company recognized $252.7 million right-of-use of assets related to operating leases as a result of the adoption of Topic 842, which is included within renewable energy facilities. The amount of right-of-use of assets as of September 30, 2019, including the effect of acquisitions, was $269.3 million.

Depreciation expense related to renewable energy facilities was $84.1 million and $240.0 million for the three and nine months ended September 30, 2019, respectively, compared to $79.2 million and $194.2 million for the same periods in the prior year.

Impairment Charges

The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had a REC sales agreement with a customer expiring December 31, 2021 that was significant to a certain operating project within a distributed generation portfolio and, on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company’s analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation and recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value, which is reflected within impairment of renewable energy facilities in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018. The Company used an income approach methodology of valuation to determine the fair value by applying a discounted cash flow method to the forecasted cash flows of the operating project, which was categorized as a Level 3 fair value measurement due to the significance of unobservable inputs. Key estimates used in the income approach included forecasted power and incentive prices, customer renewal rates, operating and maintenance costs and the discount rate. No impairment losses were recognized for the three or nine months ended September 30, 2019.

7. LEASES
The Company has operating leases for renewable energy production facilities, land, office space, transmission lines, vehicles and other operating equipment. Leases with an initial term of twelve months or shorter are not recorded on the balance sheet, but are expensed on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019, the Company did not have any leases with an initial term of less than twelve months.
Operating lease right-of-use assets are included within renewable energy facilities, net, whereas right-of-use liabilities are included within accounts payable, accrued expenses and other current liabilities. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company calculated an incremental borrowing rate by leveraging external transactions at comparable entities and internally available information to determine the present value of lease payments. The Company’s leases have remaining lease terms ranging from 5 to 41 years.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Although some of the Company’s leases contain lease and non-lease components, the Company applies the practical expedient to account for each lease component and non-lease component as a single lease component. Lease payments include fixed rent and taxes, where applicable, and exclude variable rental payments that include other operating expenses is recognized as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The following tables outline the different components of operating leases and other terms and conditions of the lease agreements where the Company is the lessee. See Note 10. Long-term Debt for more details.
The components of lease expense were as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed operating lease cost	$4,740	$15,936
Variable operating lease cost[1]	834	3,239
Total operating lease cost	$5,574	$19,175
———

(1)	Primarily related to production-based variable inputs and adjustments for inflation.

Supplemental cash flow information related to the Company’s leases was as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$5,472	$11,487
———

(1)	Right-of-use assets, excluding the effect of acquisitions, obtained in exchange for lease obligations for the nine months ended September 30, 2019, were not material.

Supplemental balance sheet information related to the Company’s leases was as follows:

(In thousands, except lease term and discount rate)	As of September 30, 2019
Operating leases:
Right-of-use assets	$269,309

Accounts payable, accrued expenses and other current liabilities	$14,980
Operating lease obligations, less current portion	255,507
Total operating lease liabilities	$270,487

Weighted Average Remaining Lease Term:
Operating leases	18 years

Weighted Average Discount Rate:
Operating leases	4.5%

The maturities of the Company’s operating lease liabilities by fiscal year were as follows:

(In thousands)
Remainder of 2019	$10,417
2020	21,280
2021	21,566
2022	21,434
2023	22,073
Thereafter	324,230
Total lease payments	421,000
Less: Imputed interest	(150,513)
Total	$270,487

The operating revenues from delivering electricity and the related products from owned solar and wind renewable energy facilities under PPAs in which the Company is the lessor, the majority of which is variable in nature, is recognized when electricity is delivered and is accounted for as rental income under the lease standard. The Company determines if an arrangement is a lease at contract inception, and if so, includes both lease and non-lease components as a single component and accounts for it as a lease. The Company’s PPAs do not contain any residual value guarantees or material restrictive covenants. See Note 3. Revenue for additional details.

8. INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of September 30, 2019:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Concession and licensing contracts	14 years	$948,740	$(83,182)	$865,558
Favorable rate revenue contracts	13 years	746,126	(184,983)	561,143
In-place value of market rate revenue contracts	17 years	651,239	(120,794)	530,445
Total intangible assets, net		$2,346,105	$(388,959)	$1,957,146

Unfavorable rate revenue contracts	6 years	$47,777	$(30,304)	$17,473
Unfavorable rate operations and maintenance contracts	3 months	5,000	(4,770)	230
Total intangible liabilities, net[1]		$52,777	$(35,074)	$17,703
———

(1)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2018:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Concession and licensing contracts	15 years	$1,015,824	$(36,374)	$979,450
Favorable rate revenue contracts	14 years	738,488	(166,507)	571,981
In-place value of market rate revenue contracts	18 years	532,844	(100,543)	432,301
Favorable rate land leases[1]	16 years	15,800	(3,128)	12,672
Total intangible assets, net		$2,302,956	$(306,552)	$1,996,404

Unfavorable rate revenue contracts	6 years	$58,508	$(41,605)	$16,903
Unfavorable rate operations and maintenance contracts	1 year	5,000	(3,802)	1,198
Unfavorable rate land lease[1]	14 years	1,000	(218)	782
Total intangible liabilities, net[2]		$64,508	$(45,625)	$18,883

———

(1)
On January 1, 2019, these amounts were reclassified to right-of-use assets in connection with the adoption of Topic 842. See Note 2. Summary of Significant Accounting Policies and Note 7. Leases for additional details.

(2)	The Company’s intangible liabilities are classified within other long-term liabilities in the unaudited condensed consolidated balance sheets.

Amortization expense related to concessions and licensing contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and nine months ended September 30, 2019, amortization expense related to concessions and licensing contacts was $16.9 million and $50.1 million, respectively. During the three and nine months ended September 30, 2018, amortization expense related to concessions and licensing contracts was $13.8 million and $16.7 million, respectively.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and nine months ended September 30, 2019, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.8 million and $28.6 million, respectively, compared to a $9.9 million and $29.5 million reduction of operating revenues, net for the same periods in 2018.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and nine months ended September 30, 2019, amortization expense related to the in-place value of market rate revenue contracts was $6.8 million and $19.7 million, respectively, compared to $4.7 million and $21.6 million for the same periods in the prior year.

Goodwill

Goodwill represents the excess of the consideration transferred and fair value of the non-controlling interests over the fair values of assets acquired and liabilities assumed from business combinations, and reflects the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill balance is not deductible for income tax purposes.

The following table presents the activity of the goodwill balance for the nine months ended September 30, 2019 and the year ended December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Beginning balance	$120,553	$—
Goodwill resulting from business combinations[1]	—	115,381
Adjustments during the period[2]	32,283	7,726
Foreign exchange differences	(7,220)	(2,554)
Ending balance	$145,616	$120,553
———

(1)
Represents the excess purchase price over the estimated fair value of net assets acquired from Saeta and is primarily attributable to deferred tax liabilities and adjustment to the fair value of certain project long-term debt. See Note 4. Acquisitions for additional details.

(2)	Represents the adjustments to the goodwill balance arising from the revision of the provisional accounting of Saeta’s purchase price allocation.

See Note 4. Acquisitions for discussion of goodwill related to the Saeta acquisition.

9. VARIABLE INTEREST ENTITIES

The Company assesses entities for consolidation in accordance with ASC 810. The Company consolidates variable interest entities (“VIEs”) in renewable energy facilities when the Company is determined to be the primary beneficiary. VIEs are entities that lack one or more of the characteristics of a voting interest entity (“VOE”). The Company has a controlling financial interest in a VIE when its variable interest(s) provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse project-level debt.

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

The carrying amounts and classification of the consolidated assets and liabilities of the VIEs included in the Company’s unaudited condensed consolidated balance sheets were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Current assets	$134,551	$134,057
Non-current assets	4,032,239	3,909,549
Total assets	$4,166,790	$4,043,606
Current liabilities	$319,738	$120,790
Non-current liabilities	949,812	1,014,789
Total liabilities	$1,269,550	$1,135,579

The amounts shown in the table above exclude intercompany balances that were eliminated upon consolidation. All of the assets in the table above are restricted for the settlement of the VIE obligations and all the liabilities in the table above can only be settled by using VIE resources.

10. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands, except interest rates)	September 30, 2019	December 31, 2018	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2]:
Senior Notes due 2023	$500,000	$500,000	Fixed	4.25	Senior notes
Senior Notes due 2025[3]	300,000	300,000	Fixed	6.63	Senior notes
Senior Notes due 2028	700,000	700,000	Fixed	5.00	Senior notes
Revolver[4]	356,000	377,000	Variable	4.27	Revolving loan
Term Loan[3,5]	343,875	346,500	Variable	4.04	Term debt
Non-recourse long-term debt:
Permanent financing	3,557,646	3,496,370	Blended[7]	4.55[8]	Term debt / Senior notes
Bridge Facility[6]	475,000	—	Variable	3.09	Term debt
Financing obligations	62,200	77,066	Imputed	5.85[8]	Financing lease obligations
Total principal due for long-term debt and financing obligations	6,294,721	5,796,936		4.53[8]
Unamortized premiums and discounts, net	3,758	(15,913)
Deferred financing costs, net	(38,036)	(19,178)
Less: current portion of long-term debt and financing lease obligations	(635,929)	(464,332)
Long-term debt and financing obligations, less current portion	$5,624,514	$5,297,513
———

(1)	As of September 30, 2019.

(2)
Represents the debt issued by TerraForm Power Operating, LLC (“Terra Operating LLC”) and guaranteed by Terra LLC and certain subsidiaries of TerraForm Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements (except for certain unencumbered non-recourse subsidiaries).

(3)
Subsequent to quarter end, on October 16, 2019, Terra Operating LLC issued $700.0 million of 4.75% senior notes due on January 15, 2030 at an offering price of 100% of the principal amount. The proceeds from the notes were used to redeem, in full, the Company’s existing Senior Notes due 2025 and Term Loan (as defined below). See Note 21. Subsequent Events for additional details.

(4)
Represents the amounts outstanding under the Terra Operating LLC senior secured revolving credit facility (the “Revolver”). Subsequent to quarter end, on October 8, 2019, the Company entered into an amendment whereby it, among other things, increased the aggregate lending commitment by $200.0 million. See Note 21. Subsequent Events for additional details. As of October 31, 2019, the Company repaid most the outstanding balance under the Revolver.

(5)
Represents the amounts outstanding under Terra Operating LLC’s senior secured term loan facility (the “Term Loan”). Subsequent to quarter end, on October 16, 2019, the Company redeemed the entire outstanding balance. See Note 21. Subsequent Events for additional details.

(6)	Represents senior secured term debt issued to fund a portion of the consideration paid for the WGL Acquisition. See below for additional details.

(7)
Includes fixed and variable rate debt. As of September 30, 2019, 36% of this balance had a fixed interest rate and the remaining 64% of this balance had a variable interest rate. The Company entered into interest rate swap agreements to fix the interest rates of the majority of the variable rate permanent financing non-recourse debt (see Note 12. Derivatives for additional details).

(8)	Represents the weighted-average interest rate as of September 30, 2019.

Corporate Financing

See Note 21. Subsequent Events, for discussion of the corporate financing transactions that were executed subsequent to quarter end.

Non-recourse Project Financing

Indirect subsidiaries of the Company have incurred long-term non-recourse debt obligations with respect to the renewable energy facilities that those subsidiaries own directly or indirectly. The indebtedness of these subsidiaries is typically secured by the projects’ assets (mainly the renewable energy facilities) or equity interests in subsidiaries that directly or indirectly hold renewable energy facilities with no recourse to TerraForm Power, Terra LLC or Terra Operating LLC other than limited or capped contingent support obligations, which in aggregate are not considered material to the Company’s business and financial condition. In connection with these financings and in the ordinary course of its business, the Company and its subsidiaries observe formalities and operating procedures to maintain each of their separate existence and can readily identify each of their separate assets and liabilities as separate and distinct from each other. As a result, these subsidiaries are legal entities that are separate and distinct from each of TerraForm Power, Terra LLC, Terra Operating LLC and the guarantors under the Senior Notes due 2023, the Senior Notes due 2025, the Senior Notes due 2028, the Revolver, the Sponsor Line and the Term Loan.

United States Project Financing

On August 30, 2019, one of the Company’s subsidiaries entered into a new non-recourse debt financing agreement, whereby it issued $131.0 million of 3.2% senior notes secured by approximately 111 MW of utility-scale wind power plants located in the United States that are owned by certain of the Company’s subsidiaries. The proceeds of this financing were used to repay a portion of the balance outstanding under the Revolver. The non-recourse senior notes mature on July 2, 2032 and amortize on an approximately thirteen-year sculpted amortization schedule.

Bridge Facility

On September 25, 2019, one of the Company’s subsidiaries entered into a $475.0 million new non-recourse senior secured term loan (“Bridge Facility”) secured by the approximately 320 MW portfolio of distributed generation power plants located in the United States that were acquired from subsidiaries of AltaGas. The proceeds of this financing were used to fund a portion of the WGL Acquisition. See Note 4. Acquisitions for additional details. The Bridge Facility matures on September 23, 2020. The Company has a one-year extension option and intends, through its subsidiaries, to complete a refinancing of the balance on a long-term basis prior to maturity. The balance, net of unamortized deferred financing costs, is included within non-current liabilities in the unaudited condensed consolidated balance sheets.

Non-recourse Debt Defaults

As of September 30, 2019 and December 31, 2018, the Company reclassified $387.8 million and $186.3 million, respectively, of non-recourse long-term indebtedness, net of unamortized deferred financing costs and debt discounts, to current in the unaudited condensed consolidated balance sheets due to defaults still remaining as of the respective financial statements issuance dates. The defaults as of the December 31, 2018 primarily consisted of indebtedness of the Company’s solar renewable energy facility in Chile. The defaults as of September 30, 2019 also included the indebtedness of the Company’s California Ridge wind operating project in the United States. The Company continues to amortize deferred financing costs and debt discounts over the maturities of the respective financing agreements as before the violations, since the Company believes there is a reasonable likelihood that it will be, in due course, able to successfully negotiate waivers with the lenders and/or cure the existing defaults. The Company’s management based this conclusion on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure waivers, (iii) the Company’s timely servicing of these debt instruments and (iv) the fact that no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lender’s election to enforce project security interests.

Refer to Note 5. Cash and Cash Equivalents for discussion of corresponding restricted cash reclassifications to current as a result of these defaults.

Maturities

The aggregate contractual principal payments of long-term debt due after September 30, 2019, excluding the amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2019	2020[2]	2021	2022	2023	Thereafter	Total
Maturities of long-term debt[1]	$96,852	$732,185	$269,528	$770,751	$1,220,271	$3,205,134	$6,294,721
———

(1)
Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $387.8 million of long-term debt, net of unamortized deferred financing costs and debt discounts, to current due to debt defaults that existed as of the date of the issuance of the financial statements (see above for additional details).

(2)
Includes the $475.0 million Bridge Facility maturing on September 23, 2020. The Company has a one-year extension option and intends, through its subsidiaries, to complete a refinancing of the balance on a long-term basis prior to maturity. The balance, net of unamortized deferred financing costs, is included within non-current liabilities in the unaudited condensed consolidated balance sheets.

11. INCOME TAXES

The income tax provision consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2019	2018	2019	2018
Loss before income tax expense	$(60,801)	$(13,038)	$(112,167)	$(113,559)
Income tax expense	1,512	6,013	3,030	9,417
Effective tax rate	(2.5)%	(46.1)%	(2.7)%	(8.3)%

The overall effective tax rate for the three and nine months ended September 30, 2019 and 2018 was different than the statutory rate of 21% and was primarily due to the recording of a valuation allowance on certain income tax benefits attributed to the Company, losses allocated to non-controlling interests and the effect of foreign and state taxes.

As of September 30, 2019, and December 31, 2018, the Company had not identified any uncertain tax positions for which a liability was required under ASC 740-10. The Company expects to complete its analysis on tax positions related to the WGL Acquisition within the measurement period.

12. DERIVATIVES

As part of its risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, foreign currency contracts and commodity contracts to mitigate interest rate, foreign currency and commodity price exposures. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, Derivatives and Hedging, the Company designates its derivative instruments as either cash flow hedges or net investment hedges. The Company enters into interest rate swap agreements in order to hedge the variability of the expected future cash interest payments. Foreign currency contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity contracts to hedge price variability inherent in energy sales arrangements. The objectives of the commodity contracts are to minimize the impact of variability in spot energy prices and stabilize estimated revenue streams. The Company does not use derivative instruments for trading or speculative purposes.

As of September 30, 2019 and December 31, 2018, the fair values of the following derivative instruments were included in the respective balance sheet captions indicated below:

	Fair Value of Derivative Instruments[1]
	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
(In thousands)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Derivatives	Counterparty Netting[2]	Net Derivatives
As of September 30, 2019
Derivative assets, current	$—	$1,217	$365	$—	$19,365	$8,069	$29,016	$(108)	$28,908
Derivative assets	—	9,831	41,679	—	4,346	42,019	97,875	(779)	97,096
Total assets	$—	$11,048	$42,044	$—	$23,711	$50,088	$126,891	$(887)	$126,004
Derivative liabilities, current portion	$5,717	$108	$—	$33,012	$—	$—	$38,837	$(108)	$38,729
Derivative liabilities	35,585	4	—	105,570	775	—	141,934	(779)	141,155
Total liabilities	$41,302	$112	$—	$138,582	$775	$—	$180,771	$(887)	$179,884

As of December 31, 2018
Derivative assets, current	$1,478	$605	$18	$—	$3,344	$9,783	$15,228	$(857)	$14,371
Derivative assets	5,818	2,060	42,666	—	647	40,137	91,328	(344)	90,984
Total assets	$7,296	$2,665	$42,684	$—	$3,991	$49,920	$106,556	$(1,201)	$105,355
Derivative liabilities, current portion	$465	$—	$—	$34,267	$1,684	$—	$36,416	$(857)	$35,559
Derivative liabilities	3,334	1,437	—	88,034	1,387	—	94,192	(344)	93,848
Total liabilities	$3,799	$1,437	$—	$122,301	$3,071	$—	$130,608	$(1,201)	$129,407

————

(1)	Fair value amounts are shown before the effect of counterparty netting adjustments.

(2)	Represents the netting of derivative exposures covered by qualifying master netting arrangements.

As of September 30, 2019 and December 31, 2018, the Company had posted letters of credit in the amount of $15.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of September 30, 2019 and December 31, 2018 related to the Company’s derivative transactions.

The Company is subject to credit risk related to its derivatives to the extent the hedge counterparties may be unable to meet the terms of the contractual arrangements. The maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of derivative assets presented in the above table. The Company seeks to mitigate credit risk by transacting with a group of creditworthy financial institutions and through the use of master netting arrangements.

The Company elected to present all derivative assets and liabilities on a net basis on the balance sheet as a right to set-off exists. The Company enters into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements with its counterparties. An ISDA Master Agreement is an agreement that can govern multiple derivative transactions between two counterparties that typically provides for the net settlement of all, or a specified group, of these derivative transactions through a single payment, and in a single currency, as applicable. A right to set-off typically exists when the Company has a legally enforceable ISDA Master Agreement. No amounts were netted for commodity contracts as of September 30, 2019 or December 31, 2018, as each of the commodity contracts were in a gain position.

The following table presents the notional amounts of derivative instruments as of September 30, 2019 and December 31, 2018:

	Notional Amount as of
(In thousands)	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps (USD)	867,184	357,797
Interest rate swaps (CAD)	139,075	147,522
Commodity contracts (MWhs)	5,528	6,030
Net investment hedges:
Foreign currency contracts (CAD)	94,100	81,600
Foreign currency contracts (EUR)	200,000	320,000
Derivatives not designated as hedging instruments:
Interest rate swaps (USD)	11,616	12,326
Interest rate swaps (EUR)[1]	991,942	1,044,253
Foreign currency option contracts (EUR)[2]	625,200	—
Foreign currency forward contracts (EUR)[2]	165,000	640,200
Foreign currency contracts (CAD)	7,800	—
Commodity contracts (MWhs)	7,895	8,707

————

(1)
Represents the notional amount of the interest rate swaps at Saeta to economically hedge the interest payments on non-recourse debt. The Company did not designate these derivatives as hedging instruments under ASC 815 as of September 30, 2019 and December 31, 2018.

(2)
Represents the notional amount of foreign currency contracts used to economically hedge a portion of the Company’s foreign exchange risk associated with Euro-denominated intercompany loans. The Company did not designate these derivatives as hedging instruments under ASC 815 as of September 30, 2019 and December 31, 2018.

Gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2019	2018	2019	2018
Interest rate swaps	Interest expense, net	$20,911	$4,737	$50,189	$(3,252)
Foreign currency contracts	Loss (gain) on foreign currency exchange, net	(19,667)	(4,348)	(39,596)	(16,914)
Commodity contracts	Operating revenues, net	307	(3,880)	(13,311)	(21,374)

Gains and losses recognized related to interest rate swaps, foreign currency contracts and commodity derivative contracts designated as hedging instruments for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,
Derivatives in Cash Flow and Net Investment Hedging Relationships	(Loss) Gain Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach		Location of Amount Reclassified from AOCI into Income	Loss (Gain) Included in the Assessment of Effectiveness Reclassified from AOCI into Income[2]		Gain Excluded from the Assessment of Effectiveness that is Amortized through Earnings
(In thousands)	2019	2018	2019	2018		2019	2018	2019	2018
Interest rate swaps	$(14,722)	$4,107	$—	$—	Interest expense, net	$128	$263	$—	$—
Foreign currency contracts	11,915	3,549	—	—	Loss on foreign currency exchange, net	—	—	—	—
Commodity contracts	(6,760)	4,645	—	—	Operating revenues, net	4,794	(5,019)	—	(251)
Total	$(9,567)	$12,301	$—	$—		$4,922	$(4,756)	$—	$(251)
————

(1)
Net of $2,506 tax benefit attributed to interest rate swaps recorded for the three months ended September 30, 2019. No tax expense or benefit was recorded for the three months ended September 30, 2018.

(2)	No tax expense or benefit was recorded for the three months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
Derivatives in Cash Flow and Net Investment Hedging Relationships	(Loss) Gain Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Gain (Loss) Excluded from the Assessment of Effectiveness Recognized in OCI Using an Amortization Approach		Location of Amount Reclassified from AOCI into Income	Loss (Gain) Included in the Assessment of Effectiveness Reclassified from AOCI into Income[2]		(Gain) Excluded from the Assessment of Effectiveness that is Amortized through Earnings
(In thousands)	2019	2018	2019	2018		2019	2018	2019	2018
Interest rate swaps	$(41,336)	$14,627	$—	$—	Interest expense, net	$(867)	$1,236	$—	$—
Foreign currency contracts	20,191	3,549	—	—	(Gain) on foreign currency exchange, net	—	—	—	—
Commodity contracts	(2,605)	(2,834)	—	735	Operating revenues, net	4,116	(7,061)	—	(930)
Total	$(23,750)	$15,342	$—	$735		$3,249	$(5,825)	$—	$(930)
————

(1)	Net of $2,506 tax benefit attributed to interest rate swaps recorded for the nine months ended September 30, 2019. No tax expense or benefit was recorded for the nine months ended September 30, 2018.

(2)	No tax expense or benefit attributed to interest rate swaps was recorded for the nine months ended September 30, 2019 and 2018.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements to hedge certain variable rate non-recourse debt and its Term Loan. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate. The change in the fair value of the components included in the effectiveness assessment of these derivatives is initially reported in AOCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings (the payment of interest). The amounts deferred in AOCI and reclassified into earnings during the three and nine months ended September 30, 2019 and 2018 related to these interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $5.2 million. The maximum term of outstanding interest rate swaps designated as hedging instruments is 20 years.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge portions of its net investment positions in certain subsidiaries with Euro (“€”) and Canadian dollar (“C$”) functional currencies and to manage its foreign exchange risk. For instruments that are designated and qualify as hedges of net investment in foreign operations, the effective portion of the net gains or losses attributable to changes in exchange rates are recorded in foreign currency translation adjustments within AOCI. The recognition in earnings of amounts previously recorded in AOCI is limited to circumstances such as complete or substantial liquidation of the net investment in the hedged foreign operation.

Cash flows from derivative instruments designated as net investment hedges are classified as investing activities in the unaudited consolidated condensed statements of cash flows.

As of September 30, 2019, the total notional amount of foreign currency forward contracts designated as net investment hedges was €200 million and approximately C$94.1 million. The maturity dates of these derivative instruments designated as net investment hedges range from 3 to 18 months. As of December 31, 2018, the total notional amount of foreign currency forward contracts designated as net investment hedges was €320 million and C$81.6 million. The maturity dates of these derivative instruments designated as net investment hedges range from 3 months to 2 years.

Commodity Contracts

The Company has two long-dated physically delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain wind renewable energy facilities located in Texas. One of these commodity contract qualifies for hedge accounting and is designated as a cash flow hedge. The change in the fair value of the components included in the effectiveness assessment of this derivative is initially reported in AOCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings (the sale of electricity). The amounts deferred in AOCI and reclassified into earnings during the three and nine months ended September 30, 2019 and 2018 related to this commodity contract are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $2.4 million. The maximum term of the outstanding commodity contract designated as a hedging instrument is 8 years.

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

Foreign Currency Contracts

The Company has foreign currency forward and option contracts that economically hedge its exposure to foreign currency fluctuations. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in loss (gain) on foreign currency exchange, net in the unaudited condensed consolidated statements of operations.

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

The Company uses a discounted cash flow valuation technique to determine the fair value of its derivative assets and liabilities. The primary inputs in the valuation models for commodity contracts are market observable forward commodity curves, risk-free discount rates, volatilities and, to a lesser degree, credit spreads. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates and foreign currency exchange rates and, to a lesser degree, credit spreads.

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

	As of September 30, 2019				As of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$—	$—	$—	$—	$7,296	$—	$7,296
Commodity contracts	—	7,553	84,579	92,132	—	12,816	79,788	92,604
Foreign currency contracts	—	33,872	—	33,872	—	5,455	—	5,455
Total derivative assets	$—	$41,425	$84,579	$126,004	$—	$25,567	$79,788	$105,355
Liabilities
Interest rate swaps	$—	$179,884	$—	$179,884	$—	$126,100	$—	$126,100
Foreign currency contracts	—	—	—	—	—	3,307	—	3,307
Total derivative liabilities	$—	$179,884	$—	$179,884	$—	$129,407	$—	$129,407

The Company’s interest rate swaps, foreign currency contracts and financial commodity contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company’s long-term physically settled commodity contracts (see Note 12. Derivatives) are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the nine months ended September 30, 2019 and 2018.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$86,079	$81,859	$79,652	$80,268
Realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(6,760)	418	(2,605)	(10,090)
Included in operating revenues, net	(2,295)	1,324	3,793	16,873
Settlements	7,555	583	3,739	(2,867)
Ending balance	$84,579	$84,184	$84,579	$84,184

The significant unobservable inputs used in the valuation of the Company’s commodity contracts classified as Level 3 in the fair value hierarchy as of September 30, 2019 are as follows:

(In thousands, except range)	Fair Value as of September 30, 2019
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs as of September 30, 2019
Commodity contracts - power	$84,579	$—	Option model	Volatilities	14.5%
					Range
			Discounted cash flow	Forward price (per MWh)	$7.15	-	$177.20

The sensitivity of the Company’s fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Increase (decrease) in forward price	Forward sale	Decrease (increase)
Increase (decrease) in implied volatilities	Purchase option	Increase (decrease)

The Company measures the sensitivity of the fair value of its Level 3 commodity contracts to potential changes in commodity prices using a mark-to-market analysis based on the current forward commodity prices and estimates of the price volatility. An increase in power forward prices will produce a mark-to-market loss, while a decrease in prices will result in a mark-to-market gain. An increase in the estimates of the price volatility will produce a mark-to-market gain, while a decrease in volatility will result in a mark-to-market loss.

Fair Value of Debt

The carrying amount and estimated fair value of the Company’s long-term debt as of September 30, 2019 and December 31, 2018 was follows:

	As of September 30, 2019		As of December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$6,260,443	$6,521,099	$5,761,845	$5,789,702

The fair value of the Company’s long-term debt, except the corporate-level senior notes, was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the corporate-level senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective period. The fair values of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 102.4%, 104.8% and 106.1% of the face value as of September 30, 2019, respectively. The fair values of the Senior Notes due 2023, Senior Notes due 2025 and Senior Notes due 2028 were 93.5%, 89.8% and 102.5% of the face value as of December 31, 2018, respectively.

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

14. STOCKHOLDERS’ EQUITY

TerraForm Power, Inc. has 100,000,000 authorized shares of preferred stock of par value $0.01 per share, and 1,200,000,000 authorized shares of Common Stock of par value $0.01 per share. There are no other authorized classes of shares and the Company does not have any issued shares of preferred stock.

The following table reflects the changes in the Company’s shares of Common Stock outstanding during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance as of January 1	209,142	148,086
Issuance of Common Stock to affiliates[1]	—	61,056
Net shares issued under equity incentive plan	13	—
Balance as of September 30	209,155	209,142
———

(1)
On June 11, 2018, the Company completed a private placement of 60,975,609 shares of the Company’s Common Stock with affiliates of Brookfield at a price of $10.66 per share for a total consideration of $650.0 million. The proceeds of the offering were used to pay a portion of the purchase price of the Tendered Shares of Saeta. On August 3, 2018, the Company issued 80,084 shares of Common Stock to an affiliate of Brookfield in connection with the net losses incurred, such as out-of-pocket losses, damages, costs, fees and expenses, in connection with the obtainment of a final resolution of a certain litigation matter.

Public Offering and Private Placement of Common Stock

See Note 21. Subsequent Events for a discussion of the public offering and private placement of the Company’s Common Stock that took place on October 8, 2019.

Stock-based Compensation

The Company has an equity incentive plan that provides for the award of incentive and nonqualified stock options, restricted stock awards and restricted stock units (“RSUs”) to personnel and directors who provide services to the Company. The maximum contractual term of an award is ten years from the date of grant. As of September 30, 2019 and December 31, 2018, an aggregate of 3,725,555 and 3,822,821 shares of Common Stock were available for issuance under this plan, respectively. Upon the vesting of RSUs, the Company issues shares that have been previously authorized to be issued.

During the nine months ended September 30, 2019, the Company awarded 156,550 time-based RSUs to certain employees of the Company. The grant-date fair value of these RSUs was $1.9 million based on the Company’s closing stock price. These RSUs are subject to a three-year vesting schedule based on the date of the Board of Directors’ approval and are recognized as compensation cost in accordance with the vesting schedule. The amount of stock-based compensation expense related to the equity awards in the Company’s stock during the three and nine months ended September 30, 2019 was $0.3 million and $0.5 million, respectively, and is reflected within cost of operations and general and administrative expenses in the unaudited condensed consolidated statement of operations. The amount of stock-based compensation expense related to the equity awards in the Company’s stock was $0.1 million and $0.2 million, respectively, during the three and nine months ended September 30, 2018.

The RSUs do not entitle the holders to voting rights and holders of the RSUs do not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of September 30, 2019 and changes during the nine months ended September 30, 2019:

	Number of RSUs Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (in years)
Balance as of January 1, 2019	103,300	$11.15
Granted	156,550	12.17
Vested	(20,878)	11.15
Forfeited	(38,406)	11.65
Balance as of September 30, 2019	200,566	$11.85	$3,861.2	1.6 years

The total unrecognized stock-based expense related to the Company’s RSUs at September 30, 2019 was $1.8 million and will be recognized, net of any forfeitures, over a weighted-average amortization period of 1.6 years.

Cash Distributions

The following table presents the cash distributions declared and paid on Common Stock during the nine months ended September 30, 2019 and 2018:

	Distributions per Share	Declaration Date	Record Date	Payment Date
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019
Second Quarter	0.2014	May 8, 2019	June 3, 2019	June 17, 2019
Third Quarter	0.2014	August 8, 2019	September 3, 2019	September 17, 2019
2018:
First Quarter	$0.19	February 6, 2018	February 28, 2018	March 30, 2018
Second Quarter	0.19	April 30, 2018	June 1, 2018	June 15, 2018
Third Quarter	0.19	August 13, 2018	September 1, 2018	September 15, 2018

Share Repurchase Program

On July 25, 2019, the Board of Directors of the Company authorized the renewal of the Company’s share repurchase program through August 4, 2020. Under the share repurchase program, the Company may repurchase up to 5% of the Company’s Common Stock outstanding as of July 25, 2019. The timing and the amount of any repurchases of Common Stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases of Common Stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. Any repurchased Common Stock will be held by the Company as treasury stock. The Company expects to fund any repurchases from the available liquidity.

No shares have been repurchased by the Company during the nine months ended September 30, 2019.

15. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to Class A common stockholders by the number of weighted average ordinary shares outstanding during the period, which is the average of shares outstanding and assumed to be outstanding, and includes contingently issuable shares as of the date when the contingent condition has been met. Diluted (loss) earnings per share is computed by adjusting basic (loss) income per share for the impact of weighted average dilutive common equivalent shares outstanding during the period, unless the impact is anti-dilutive. Common equivalent shares represent the incremental shares issuable for unvested restricted Common Stock and contingently issuable shares in the period the contingency has been met, for the portion of the period prior to the resolution of such contingent condition.

Basic and diluted (loss) earnings per share of the Company’s Common Stock for the three and nine months ended September 30, 2019 and 2018 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Basic and diluted (loss) earnings per share:
Net (loss) income attributable to Class A common stockholders	$(54,837)	$(33,590)	$(67,059)	$27,869

Weighted average basic Class A shares outstanding[1]	209,155	209,142	209,149	173,173
Weighted average diluted Class A shares outstanding[2]	209,155	209,142	209,149	173,186

Basic and diluted (loss) earnings per share	$(0.26)	$(0.16)	$(0.32)	$0.16
———

(1)
The weighted-average basic Class A shares outstanding for the nine months ended September 30, 2018 included 66 thousand contingently issuable shares. There were no contingently issuable shares for the three months ended September 30, 2018.

(2)
The computation of diluted earnings per share of the Company’s Common Stock for the nine months ended September 30, 2019 excluded 36 thousand of potentially dilutive unvested RSUs, respectively, because the effect would have been anti-dilutive. The computation of diluted loss per share of the Company’s Common Stock for the three months ended September 30, 2018, excludes 103 thousand of potentially dilutive unvested RSUs because the effect would have been anti-dilutive. The computation of diluted earnings per share of the Company’s Common Stock for the nine months ended September 30, 2018, includes 13 thousand of RSUs considered to be dilutive and calculated using the treasury stock method.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company’s customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under certain contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of September 30, 2019, the Company had outstanding letters of credit drawn under the Revolver of $112.6 million and outstanding project-level letters of credit of $257.4 million drawn under certain project level financing agreements, compared to $99.5 million and $197.7 million, respectively, as of December 31, 2018.

Guarantee Agreements

The Company and its subsidiaries have entered into guarantee agreements to certain of their institutional tax equity investors and financing parties in connection with their tax equity financing transactions. These agreements do not guarantee the returns targeted by the tax equity investors or financing parties, but rather support any potential indemnity payments payable under the tax equity agreements, including related to management of tax partnerships and recapture of tax credits or renewable energy grants in connection with transfers of the Company’s direct or indirect ownership interests in the tax partnerships to entities that are not qualified to receive those tax benefits.

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

The amounts of the above guarantees often are not explicitly stated and the overall maximum amount of the related obligations cannot be reasonably estimated. Historically, no significant payments have been made with respect to these types of guarantees. The Company believes the probability of payments being demanded under these guarantees is remote and no material amounts have been recognized for the underlying fair value of guarantee obligations.

Long-Term Service Agreements

On August 10, 2018, the Company executed an 11-year framework agreement with affiliates of General Electric
(“GE”) that, among other things, provides for the roll out, subject to receipt of third-party consents, of project level, long-term service agreements (“LTSA”) for turbine O&M, as well as other balance of plant services across the Company’s 1.6 GW North American wind fleet. As of September 30, 2019, 15 of 16 project-level LTSAs were in place.

As discussed in Note 21. Subsequent Events, on November 1, 2019, the Company executed a 10-year framework agreement with SMA Solar Technology that, among other things, provides for the roll out, subject to receipt of third-party consents, of project level LTSAs for solar O&M, as well as other balance of plant services across the Company’s North American solar fleet.

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

Claim relating to First Wind Acquisition

On May 27, 2016, D.E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., as the representatives of the sellers (the “First Wind Sellers”) filed an amended complaint for declaratory judgment against TerraForm Power and Terra LLC in the Supreme Court of the State of New York alleging breach of contract with respect to the Purchase and Sale Agreement, dated as of November 17, 2014 (the “FW Purchase Agreement”) between, among others, SunEdison, Inc. (“SunEdison”), TerraForm Power, Terra LLC and the First Wind Sellers. The amended complaint alleges that Terra LLC and SunEdison became jointly obligated to make $231.0 million in earn-out payments in respect of certain development assets SunEdison acquired from the First Wind Sellers under the FW Purchase Agreement, when those payments were purportedly accelerated by SunEdison’s bankruptcy and by the resignations of two SunEdison employees. The amended complaint further alleges that TerraForm Power, as guarantor of certain Terra LLC obligations under the FW Purchase Agreement, is liable for this sum. The defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. On February 6, 2018, the court denied the Company’s motion to dismiss after which document discovery began. In April 2019, Terra LLC filed an amended answer to the amended complaint. The Company cannot predict the impact on this litigation of any information that may become available in discovery. Document discovery and disposition are now substantially completed and new pretrial schedule has been agreed between the parties and approved by the court.

The Company believes the First Wind Sellers’ allegations are without merit and will contest them vigorously. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

Whistleblower Complaint by Francisco Perez Gundin

On May 18, 2016, the Company’s former Director and Chief Operating Officer, Francisco Perez Gundin (“Mr. Perez”), filed a complaint against the Company, TerraForm Global, Inc. (“TerraForm Global”) and certain individuals, with the United States Department of Labor. The complaint alleged that the defendants engaged in a retaliatory termination of Mr. Perez’s employment after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleged were self-interested and which he alleged SunEdison forced on the Company. He alleged that the Company participated in SunEdison’s retaliatory termination by constructively terminating his position as Chief Operating Officer of the Company in connection with SunEdison’s constructive termination of his employment. He sought lost wages, bonuses, benefits, and other money that he alleged he would have received if he had not been subjected to the allegedly retaliatory termination. The Company’s Position Statement in response to the complaint was filed in October 2016.

On February 21, 2017, Mr. Perez filed Gundin v. TerraForm Global, Inc. et al. against TerraForm Power, TerraForm Global and certain individuals as defendants in the United States District Court for the District of Maryland, which was subsequently transferred to the U.S. District Court for the Southern District of New York (“SDNY”). The complaint asserted claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegation in Mr. Perez’s Department of Labor complaint. On March 8, 2018, Mr. Perez voluntarily dismissed the federal action without prejudice. On December 27, 2018, the proceeding before the Department of Labor was dismissed, which Mr. Perez appealed on January 25, 2019. On August 27, 2019, pursuant to Mr. Perez’s offer to settle the dispute, a definitive settlement agreement was executed between the Company and Mr. Perez. The settlement with Mr. Perez was paid entirely from insurance proceeds.

Whistleblower Complaint by Carlos Domenech Zornoza

On May 10, 2016, the Company’s former Director and Chief Executive Officer, Carlos Domenech Zornoza (“Mr. Domenech”), filed a complaint against the Company, TerraForm Global and certain individuals, with the United States Department of Labor.  The complaint alleges that the defendants engaged in a retaliatory termination of Mr. Domenech’s employment on November 20, 2015, after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by terminating his position as Chief Executive Officer of the Company in connection with SunEdison’s termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company’s Position Statement in response to the complaint was filed in October 2016.

On February 21, 2017, Mr. Domenech filed Domenech Zornoza v. TerraForm Global, Inc. et. al against TerraForm Power, TerraForm Global and certain individuals as defendants in the United States District Court for the District of Maryland. The complaint asserted claims for retaliation, breach of the implied covenant of good faith and fair dealing and promissory estoppel based on the same allegations in Mr. Domenech’s Department of Labor complaint. On March 15, 2017, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the SDNY where other cases not involving the Company relating to the SunEdison bankruptcy are being tried. The plaintiff opposed the transfer. However, the transfer was approved by the Judicial Panel on Multidistrict Litigation. On November 6, 2017, TerraForm Power and the other defendants filed a motion to dismiss Mr. Domenech’s complaint, and Mr. Domenech filed a response on December 21, 2017. On March 8, 2018, Mr. Domenech voluntarily dismissed the federal action without prejudice, which would permit the action to be refiled.

On August 16, 2018, Mr. Domenech filed a second complaint with the United States District Court for the District of Maryland, with substantially the same allegations.  On October 17, 2018, the Company filed notice with the Judicial Panel on Multidistrict Litigation to transfer this action to the SDNY. The Plaintiff opposed the transfer. However, the transfer was approved by the Judicial Panel on Multidistrict Litigation.  On March 15, 2019, the Company, TerraForm Global, and several individual defendants filed a joint motion to dismiss Mr. Domenech’s complaint.  Mr. Domenech filed a response on April 15, 2019, and the Company, TerraForm Global, and the individual defendants filed a reply on April 25, 2019. The motion to dismiss is pending as of the date of this Quarterly Report.

Derivative Class Action

On September 19, 2019, lead plaintiff Martin Rosson filed a derivative and class action lawsuit in the Delaware Court of Chancery on behalf of the Company, himself, and other minority stockholders of the Company against Brookfield and certain of its affiliates (including the Company as a nominal defendant). The complaint alleges that the defendant controlling stockholders breached their fiduciary duty to minority stockholders because the Company undertook a private placement of the Company’s stock on terms that the complaint alleges are unfair, instead of pursuing a public offering. The proceeds of the private placement were used to fund the acquisition by the Company of Saeta and had been approved by the Conflicts Committee of the Company’s Board of Directors. The complaint seeks the rescission and invalidation of the private placement and payment to the Company of rescissory damages, among other relief. In a related development, on October 15, 2019, the Company received a demand letter (the “220 Demand”) for the production of books and records pursuant to 8 Del. C. § 220 to allow counsel to a purported shareholder of the Company to investigate potential breaches of fiduciary duty by Brookfield and the Company’s Board of Directors in connection with the funding of the acquisition of Saeta. The Company believes that these claims are without merit. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with these claims.

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

Other Matters

Two of the Company’s project level subsidiaries are parties to litigation that is seeking to recover alleged underpayments of tax grants under Section 1603 of the American Recovery and Reinvestment Tax Act from the U.S. Department of Treasury (“U.S. Treasury”). These project level subsidiaries filed complaints at the Court of Federal Claims on March 28, 2014. The U.S. Treasury counterclaimed and both claims went to trial in July 2018. In January 2019, the Court of Federal Claims entered judgments against each of the project level subsidiaries for approximately $10.0 million in the aggregate. These judgments are being appealed. The project level subsidiaries expect that losses, if any, arising from these claims would be covered pursuant to an indemnity and, accordingly, the Company recognized a corresponding indemnification asset within prepaid expenses and other current assets in the consolidated balance sheets as of September 30, 2019 and December 31, 2018.
Issuance of Shares upon Final Resolution of Certain Litigation Matters

Pursuant to the definitive merger and sponsorship agreement (the “Merger Agreement”) entered into with Orion Holdings on March 6, 2017, the Company has agreed to issue additional shares of Common Stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, in connection with the obtainment of a final resolution of certain specified litigation matters (including the litigation brought by the First Wind Sellers, Mr. Perez and Mr. Domenech described above) within a prescribed period following the final resolution of such matters. The number of additional shares of Common Stock to be issued to Orion Holdings is subject to a pre-determined formula as set forth in the Merger Agreement and is described in greater detail in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on September 6, 2017. The issuance of additional shares to Orion Holdings would dilute the holdings of the Company’s common stockholders and may negatively affect the value of the Company’s common stock.

The settlement with Mr. Perez was paid entirely from insurance proceeds and no shares have been issued to Brookfield in connection with the settlement. As of the date hereof, the Company is unable to predict the quantum of any net losses arising from any of the litigation brought by the First Wind Sellers or Mr. Domenech described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any final resolution of such matters.

Commitment to purchase renewable energy facilities

In connection with the acquisition of three distributed generation facilities in the U.S. with a combined nameplate capacity of 10.6 MW, the Company is also committed to purchase an additional facility with a nameplate capacity of 4.5 MW for a purchase price of $6.0 million. This acquisition is expected to be completed in December 2019. See Note 4. Acquisitions for additional details.

17. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Organization, the Company is a controlled affiliate of Brookfield which held 65% of the voting securities of TerraForm Power’s Common Stock as of September 30, 2019 and December 31, 2018. Subsequent to quarter end, on October 8, 2019, the Company completed a public offering of its Common Stock. Concurrent with the public offering, the Company completed a private placement with affiliates of Brookfield of 2,981,514 shares of Common Stock pursuant to a stock purchase agreement dated October 8, 2019. The combined ownership of affiliates of Brookfield became approximately 61% as of the date of this Quarterly Report. See Note 21. Subsequent Events for additional details.

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

Brookfield Master Services Agreement

The Company entered into a master services agreement (the “Brookfield MSA”) with Brookfield and certain affiliates of Brookfield (collectively, the “MSA Providers”) pursuant to which the MSA Providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to the Brookfield MSA, the Company pays a base management fee on a quarterly basis that is paid in arrears and calculated as follows:

•
for each of the first four quarters following the closing date of the Merger contemplated by the Merger Agreement (the “Merger”), a fixed component of $2.5 million per quarter (subject to proration for the quarter including the closing date of the Merger) plus 0.3125% of the market capitalization value increase for such quarter;

•	for each of the next four quarters, a fixed component of $3.0 million per quarter adjusted annually for inflation plus 0.3125% of the market capitalization value increase for such quarter; and

•	thereafter, a fixed component of $3.75 million per quarter adjusted annually for inflation plus 0.3125% of the market capitalization value increase for such quarter.

For purposes of calculating the quarterly payment of the base management fee, the term market capitalization value increase means, for any quarter, the increase in value of the Company’s market capitalization for such quarter, calculated by multiplying the number of outstanding shares of Common Stock as of the last trading day of such quarter by the difference between (x) the volume-weighted average trading price of a share of Common Stock for the trading days in such quarter and (y) $9.52. If the difference between (x) and (y) in the market capitalization value increase calculation for a quarter is a negative number, then the market capitalization value increase is deemed to be zero.

Pursuant to the Brookfield MSA, the Company recorded charges of $7.5 million and $18.3 million within general and administrative expenses - affiliate in the consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, compared to $3.6 million and $10.5 million for the same periods in 2018, respectively. The balance payable under the Brookfield MSA was $7.5 million and $4.2 million in the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

Relationship Agreement

The Company entered into a relationship agreement (the “Relationship Agreement”) with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The rights of the Company under the Relationship Agreement are subject to certain exceptions and consent rights set out therein. The Company did not acquire any renewable energy facilities from Brookfield during the nine months ended September 30, 2019 and 2018.

Terra LLC Agreement

BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect, wholly-owned subsidiary of Brookfield, holds all of the outstanding incentive distribution rights (“IDRs”) of Terra LLC. The Company, Brookfield IDR Holder and TerraForm Power Holdings, Inc. are party to the limited liability company agreement of Terra LLC (as amended from time to time, the “Terra LLC Agreement”). Under the Terra LLC Agreement, IDRs are payable when distributions on Common Stock reach a certain threshold. The IDR threshold for a first distribution is $0.93 per share of Common Stock and for a second distribution is $1.05 per share of Common Stock. There were no IDR payments made by the Company pursuant to the Terra LLC Agreement during the nine months ended September 30, 2019 and 2018.

Registration Rights Agreement

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) on October 16, 2017 with Orion Holdings. On June 11, 2018, Orion Holdings, Brookfield BRP Holdings (Canada) Inc. and the Company entered into a Joinder Agreement pursuant to which Brookfield BRP Holdings (Canada) Inc. became a party to the Registration Rights Agreement. On June 29, 2018, a second Joinder Agreement was entered into among Orion Holdings, Brookfield BRP Holdings (Canada) Inc., BBHC Orion Holdco L.P. and the Company pursuant to which BBHC Orion Holdco L.P. became a party to the Registration Rights Agreement. The Registration Rights Agreement governs the rights and obligations of the parties thereto with respect to the registration for resale of all or a part of the Class A shares held by Orion Holdings, BBHC Orion Holdco L.P and such other affiliates of Brookfield from time to time to the Registrations Rights Agreement.

Sponsor Line Agreement

On October 16, 2017, the Company entered into a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates. The Sponsor Line establishes a $500.0 million secured revolving credit facility and provides for the lenders to commit to make LIBOR loans to the Company during a period not to exceed three years from the effective date of the Sponsor Line (subject to acceleration for certain specified events). The Company may only use the revolving Sponsor Line to fund all or a portion of certain funded acquisitions or growth capital expenditures. The Sponsor Line will terminate, and all obligations thereunder will become payable, no later than October 16, 2022. Borrowings under the Sponsor Line bear interest at a rate per annum equal to a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus 3.00% per annum. In addition to paying interest on outstanding principal under the Sponsor Line, the Company is required to pay a standby fee of 0.50% per annum in respect of the unutilized commitments thereunder, payable quarterly in arrears. The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Sponsor Line at any time without premium or penalty, other than customary “breakage” costs. TerraForm Power’s obligations under the Sponsor Line are secured by first-priority security interests in substantially all assets of TerraForm Power, including 100% of the capital stock of Terra LLC, in each case subject to certain exclusions set forth in the credit documentation governing the Sponsor Line. Under certain circumstances, the Company may be required to prepay amounts outstanding under the Sponsor Line.  Total interest expense recognized on the Sponsor Line for the three and nine months ended September 30, 2019 amounted to $1.0 million and $3.1 million, respectively, compared to $1.9 million and $4.1 million for the same periods in 2018.

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

New York Office Lease & Co-tenancy Agreement

In May 2018, in connection with the relocation of the Company’s corporate headquarters to New York City, the Company entered into a lease for office space and related arrangements with affiliates of Brookfield for a ten-year term. The Company recorded $0.3 million and $0.7 million of charges within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively compared to $0.2 million for the three and nine months ended September 30, 2018.

Due from Affiliates

The $0.3 million due from affiliates amount reported in the unaudited condensed consolidated balance sheets as of September 30, 2019 primarily represented a receivable for office space rent and related expenses and other charges paid by the Company on behalf of an affiliate of Brookfield under the New York Office Lease and Co-Tenancy Agreement referred to above. During the nine months ended September 30, 2019, the Company collected the $0.2 million receivable that was outstanding at December 31, 2018 from TerraForm Global, a controlled affiliate of Brookfield, for payments made by the Company on its behalf regarding rent for its shared former corporate headquarters, compensation for certain employees that provided services to both companies and certain information technology services.

Due to Affiliates

The $8.9 million due to affiliates amount reported in the unaudited condensed consolidated balance sheets as of September 30, 2019 represented payables to affiliates of Brookfield of $7.5 million for the Brookfield MSA base management fee for the third quarter of 2019 and $1.4 million payables related to rent, office charges and other services. The $7.0 million due to affiliates amount reported in the consolidated balance sheets as of December 31, 2018 represented payables to affiliates of Brookfield of $4.2 million for the Brookfield MSA quarterly base management fee for the fourth quarter of 2018 and $2.8 million for leasehold improvements, rent, office charges and other services during 2018.

During the three and nine months ended September 30, 2019, the Company paid to affiliates of Brookfield $5.9 million and $15.0 million, respectively, for the Brookfield MSA base management fee and $2.1 million and $5.3 million, respectively, representing standby fee interest payable to a Brookfield affiliate under the Sponsor Line and for leasehold improvements, rent, office charges and other services with affiliates of Brookfield. During the three and nine months ended September 30, 2018, the Company paid to affiliates of Brookfield $3.6 million and $10.3 million, respectively for the Brookfield MSA base management fee and $2.4 million and $4.2 million, respectively, representing standby fee and interest payable to a Brookfield affiliate under the Sponsor Line.

18. SEGMENT REPORTING

The Company has three reportable segments: Solar, Wind, and Regulated Solar and Wind. These segments, which represent the Company’s entire portfolio of renewable energy facilities, have been determined based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Each of the Company’s reportable segments represent an aggregation of operating segments. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the CODMs. The Company’s operating segments consist of: (i) Distributed Generation, North America Solar Utility, International Solar Utility, which are aggregated into the Solar reportable segment; (ii) Northeast Wind, Central Wind, Texas Wind, Hawaii Wind, Portugal Wind and Uruguay Wind operating segments, which are aggregated into the Wind reportable segment; and (iii) the Spanish Regulated Solar and Spanish Regulated Wind operating segments that are aggregated within the Regulated Solar and Wind reportable segment. Portugal Wind, Uruguay Wind, and the Spanish Regulated Solar and Wind segments were added during the second quarter of 2018 upon the acquisition of Saeta and represent its entire operations (see Note 4. Acquisitions for additional details). The operating segments have been aggregated as they have similar economic characteristics and meet the aggregation criteria. The CODMs evaluate the performance of the Company’s operating segments principally based on operating income or loss. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation expense. All net operating revenues for the three and nine months ended September 30, 2019 and 2018 were earned by the Company’s reportable segments from external customers in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Uruguay and Chile.

The following table reflects summarized financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019					Three Months Ended September 30, 2018
(In thousands)	Solar[1]	Wind	Regulated Solar and Wind	Corporate	Total	Solar	Wind	Regulated Solar and Wind	Corporate	Total
Operating revenues, net	$101,654	$54,507	$97,647	$—	$253,808	$94,883	$56,963	$94,196	$—	$246,042
Depreciation, accretion and amortization expense	29,753	49,052	34,957	520	114,282	28,299	40,992	33,954	348	103,593
Other operating costs and expenses	9,912	38,120	28,085	23,044	99,161	11,109	31,302	24,971	18,401	85,783
Operating income (loss)	61,989	(32,665)	34,605	(23,564)	40,365	55,475	(15,331)	35,271	(18,749)	56,666
Interest expense, net	17,302	16,220	27,073	28,798	89,393	15,992	14,367	9,632	32,425	72,416
Other non-operating expenses (income), net	428	(132)	599	10,878	11,773	632	(347)	(727)	(2,270)	(2,712)
Income tax expense	3,653	401	(2,543)	1	1,512	749	927	2,268	2,069	6,013
Net income (loss)	$40,606	$(49,154)	$9,476	$(63,241)	$(62,313)	$38,102	$(30,278)	$24,098	$(50,973)	$(19,051)

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
(In thousands)	Solar	Wind	Regulated Solar and Wind[1]	Corporate	Total	Solar[3]	Wind	Regulated Solar and Wind[1]	Corporate	Total
Operating revenues, net	$241,593	$223,982	$268,931	$—	$734,506	$237,927	$200,068	$115,482	$—	$553,477
Depreciation, accretion and amortization expense	84,829	132,694	102,955	1,127	321,605	83,041	113,926	41,148	1,062	239,177
Impairment of renewable energy facilities	—	—	—	—	—	15,240	—	—	—	15,240
Other operating costs and expenses	41,274	113,585	66,791	66,854	288,504	39,792	89,834	30,012	77,506	237,144
Operating income (loss)	115,490	(22,297)	99,185	(67,981)	124,397	99,854	(3,692)	44,322	(78,568)	61,916
Interest expense, net	46,693	45,173	65,539	89,316	246,721	46,248	36,382	4,879	89,353	176,862
Other non-operating (income) expenses, net	(6,391)	(550)	449	(3,665)	(10,157)	(1,926)	538	(617)	618	(1,387)
Income tax expense	1,532	830	553	115	3,030	749	1,291	4,442	2,935	9,417
Net income (loss)	$73,656	$(67,750)	$32,644	$(153,747)	$(115,197)	$54,783	$(41,903)	$35,618	$(171,474)	$(122,976)
Balance Sheet
Total assets[2,3]	3,587,474	3,762,649	2,496,186	82,882	$9,929,191	2,762,977	3,733,049	2,748,126	86,202	$9,330,354

———

(1)
The Company’s Regulated Solar and Wind segment and wind operations in Portugal and Uruguay were added in the second quarter of 2018 upon acquiring a controlling interest in Saeta. See Note 4. Acquisitions for additional details.

(2)
Total assets within the Solar reporting segment as of September 30, 2019 include $693.9 million of assets from the WGL Acquisition that was completed on September 26, 2019. See Note 4. Acquisitions for additional details.

(3)	Represents total assets as of September 30, 2019 and December 31, 2018, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(13,412)	$61,430	$48,018
Cumulative-effect adjustment (net of tax expense of $1,579)[2]	—	(4,164)	(4,164)
Other comprehensive (loss) income:
Net unrealized (loss) gain arising during the period (net of zero tax impact)	(8,229)	12,528	4,299
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(6,755)	(6,755)
Other comprehensive (loss) income	(8,229)	5,773	(2,456)
Accumulated other comprehensive (loss) income	(21,641)	63,039	41,398
Less: Other comprehensive loss attributable to non-controlling interests	—	(3,038)	(3,038)
Balance as of September 30, 2018	$(21,641)	$66,077	$44,436

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(8,405)	$48,643	$40,238
Other comprehensive (loss) income:
Net unrealized gain (loss) arising during the period (net of zero and $2,506 tax benefit, respectively)	15,806	(43,941)	(28,135)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(2,439)	(2,439)
Other comprehensive income (loss)	15,806	(46,380)	(30,574)
Accumulated other comprehensive income	7,401	2,263	9,664
Less: Other comprehensive income attributable to non-controlling interests	—	920	920
Balance as of September 30, 2019	$7,401	$1,343	$8,744
———

(1)
See Note 12. Derivatives for additional breakout of hedging gains and losses for interest rate swaps and commodity contracts in a cash flow hedge relationship and the foreign currency contracts designated as hedges of net investments in foreign operations.

(2)	Represents the impact of the adoption of ASU No. 2017-12 as of January 1, 2018.

20. NON-CONTROLLING INTERESTS

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity in the unaudited condensed consolidated balance sheets. Non-controlling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates in the future are classified as redeemable non-controlling interests in subsidiaries between liabilities and stockholders’ equity in the unaudited condensed consolidated balance sheets. Redeemable non-controlling interests that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. However, the non-controlling interests balance cannot be less than the estimated redemption value.

The following table presents the activity of the redeemable non-controlling interests balance for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance as of January 1	$33,495	$34,660
Cumulative-effect adjustment[1]	—	(4,485)
Net loss	(14,241)	15,101
Distributions	(852)	(1,993)
Repurchases of redeemable non-controlling interests, net[2]	(4,753)	617
Non-cash redemption of redeemable non-controlling interests	7,345	—
Balance as of September 30	$20,994	$43,900
———

(1)	Represents the effect from the adoption of ASU No. 2014-09 and ASU No. 2016-08 as of January 1, 2018.

(2)	See below for additional details.

Repurchases of non-controlling interests

During the nine months ended September 30, 2019, the Company purchased the tax equity investors’ interests in certain distributed generation projects in the United States for a combined consideration of $3.9 million, which resulted in increasing the Company’s ownership interest in the related projects to 100%. The difference between the consideration paid and the carrying amounts of the non-controlling interests was recorded as an adjustment to additional paid-in capital within Purchase of (redeemable) non-controlling interests in renewable energy facilities in the unaudited condensed consolidated statement of stockholders’ equity.

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

21. SUBSEQUENT EVENTS

Public Offering and Private Placement of Common Stock

On October 8, 2019, the Company completed an underwritten registered public offering of 14,907,573 shares of Common Stock at a price of $16.77 per share (the “Public Offering”), for a total consideration of $250.0 million, not including transaction costs. In connection with the Public Offering, the Company entered into an underwriting agreement, dated October 3, 2019 (the “Underwriting Agreement”), among the Company, Terra LLC and RBC Capital Markets, LLC, as the underwriter (the “Underwriter”).

Concurrent with the Public Offering, the Company completed a private placement of 2,981,514 shares of Common Stock at a price of $16.77 per share (the “Private Placement”), to BBHC Orion Holdco L.P., an affiliate of Brookfield (the “Purchaser”), for a total consideration of $50.0 million, not including transaction costs. In connection with the Private Placement, the Company entered into a stock purchase agreement, dated October 8, 2019, with the Purchaser. The Common Stock issued in the Private Placement were not registered with the SEC, in reliance on Section 4(a)(2) of the Securities Act and the acknowledgment of the Purchaser that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D of the Securities Act or a “qualified institutional buyer” under Rule 144A of the Securities Act. Following the Public Offering and the Private Placement, and as of the date of the issuance of this Quarterly Report, affiliates of Brookfield held approximately 61% of the Company’s Common Stock.

The proceeds of the Public Offering and Private Placement were used to pay down the amounts due under the Revolver and for general corporate purposes.

Amendment to the Revolver

On October 8, 2019, Terra Operating LLC entered into an amendment to the Revolver agreement (the “Upsize Amendment”) whereby (i) the aggregate size of the commitments to make revolving loans (‘‘Revolving Loans’’) under the Revolver was increased by $200.0 million to $800.00 million shared ratably among the existing lenders under the Revolver and three new incoming lenders as of October 8, 2019, (ii) the aggregate size of the letter of credit facility under the Revolver was increased by $50.0 million to $300.0 million and (iii) the accordion feature of the Revolver, which allows for further increases to the commitments to make Revolving Loans, was set at $150.0 million. Additionally, the Upsize Amendment extended the maturity date of the Revolver by one year to October 5, 2024.

Private Offering of Corporate Senior Notes

On October 16, 2019, Terra Operating LLC issued $700.0 million aggregate principal amount of 4.75% senior notes due on January 15, 2030 (the “Senior Notes due 2030”) in an unregistered offering pursuant to Rule 144A under the Securities Act. The Senior Notes due 2030 were sold at an offering price of 100% of the principal amount. The proceeds from the Senior Notes due 2030 were used (i) to redeem, in full, the Company’s existing Senior Notes due 2025, of which $300.0 million remained outstanding, at a redemption price that included a make-whole premium plus accrued and unpaid interest of $25.5 million, (ii) to redeem, in full, the Company’s Term Loan, of which $343.9 million remained outstanding plus accrued and unpaid interest and $8.8 million for derivative liabilities related to interest rate swaps signed with the hedge counterparties and (iii) pay for the fees and expenses related to the issuance. The remaining proceeds were used for general corporate purposes.

Solar LTSA

On November 1, 2019, the Company executed a 10-year framework agreement with SMA Solar Technology that, among other things, provides for the roll out, subject to receipt of third-party consents, of project level, long-term service agreements for solar O&M, as well as other balance of plant services across the Company’s North American solar fleet.

Transfer of Title of Delayed Projects

In connection with the WGL Acquisition, the title to 43 Delayed Projects with a purchase value of approximately $68.8 million and a combined nameplate capacity of 18.0 MW was transferred to the Company on October 31, 2019. The remaining balance of the Delayed Projects as of the date of the issuance of this Quarterly Report was approximately $45.4 million. See Note 4. Acquisitions for additional details.

Fourth Quarter Cash Distribution

On November 6, 2019, the Company’s Board of Directors declared a cash distribution with respect to Common Stock of $0.2014 per share. The distribution is payable on December 16, 2019 to stockholders of record as of December 2, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 and other disclosures included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) acquires, owns and operates solar and wind assets in North America and Western Europe. We are the owner and operator of a 4,065.8 megawatts (“MW”) diversified portfolio of high-quality solar and wind assets underpinned by long-term contracts. Significant diversity across technologies and locations coupled with contracts across a large, diverse group of creditworthy counterparties significantly reduces the impact of resource variability on cash available for distribution and limits our exposure to any individual counterparty. We are sponsored by Brookfield Asset Management Inc. (“Brookfield”), a leading global alternative asset manager with over $500 billion in assets under management. Affiliates of Brookfield held approximately 65% of TerraForm Power’s Class A common stock (“Common Stock”) as of September 30, 2019. As discussed in Note 21. Subsequent Events to our unaudited condensed consolidated financial statements, on October 8, 2019 we completed a public offering and a private placement of its Common Stock whereby the combined ownership of affiliates of Brookfield became approximately 61% as of the date of the issuance of this Quarterly Report.

TerraForm Power’s objective is to deliver an attractive risk-adjusted return to its stockholders. We expect to generate this total return with regular distributions, which we intend to grow at 5 to 8% per annum, that is backed by stable cash flows.

TerraForm Power is a holding company and its primary asset is an equity interest in TerraForm Power, LLC (“Terra LLC”). TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC.

Recent Developments

Acquisition of Approximately 320 MW Distributed Generation Portfolio

On September 26, 2019, we completed the acquisition of an approximately 320 MW distributed generation portfolio in the United States from subsidiaries of AltaGas Ltd., a Canadian corporation (“AltaGas”) for a purchase price of $720.0 million, plus $15.1 million for working capital. Pursuant to the purchase agreement, the ownership of certain projects for which the sellers have not yet received required third party consents or have not completed construction (the “Delayed Projects”) will be transferred to us once such third party consents are received or construction is completed, subject to certain terms and conditions. The Delayed Projects represent $114.2 million of the purchase price and 34.8 MW of the combined nameplate capacity of the acquired renewable energy facilities. As described in Note 21. Subsequent Events, to our unaudited condensed consolidated financial statements, the title of 43 projects with a purchase value of approximately $68.8 million and a combined nameplate capacity of 18.0 MW were transferred to us on October 31, 2019.

Public Offering and Private Placement of Common Stock

On October 8, 2019, we completed a public offering of 14,907,573 shares of our Common Stock for gross proceeds of approximately $250.0 million. Concurrently, an affiliate of Brookfield purchased 2,981,514 shares of our common stock in a private placement at the same price per share paid in the public offering for gross proceeds of $50.0 million.

Amendment to the Revolver

On October 8, 2019, TerraForm Power Operating, LLC entered into an amendment (the “Upsize Amendment”) to the Company’s senior secured revolving credit facility agreement (the “Revolver”) whereby (i) the aggregate size of the commitments to make revolving loans (‘‘Revolving Loans’’) under the Revolver was increased by $200.0 million to $800.00 million shared ratably among the existing lenders under the Revolver and three new incoming lenders as of October 8, 2019, (ii) the aggregate size of the letter of credit facility under the Revolver was increased by $50.0 million to $300.0 million and (iii) the accordion feature of the Revolver, which allows for further increases to the commitments to make Revolving Loans, was set at $150.0 million. Additionally, the Upsize Amendment extended the maturity date of the Revolver by one year to October 5, 2024.

Private Offering of Corporate Senior Notes

On October 16, 2019, we issued $700.0 million of 4.75% senior notes due on January 15, 2030 at an offering price of 100% of the principal amount. The proceeds from the notes were used to redeem in full our existing Senior Notes due 2025, to repay in full amounts outstanding under our senior secured term loan (the “Term Loan”) and for general corporate purposes.

United States Project Financing

On August 30, 2019, one of our subsidiaries entered into a new non-recourse debt financing agreement, whereby we issued $131.0 million of 3.2% senior notes maturing on July 2, 2032 and secured by approximately 111 MW of utility-scale wind power plants located in the United States. The proceeds of this financing were used to repay a portion of the balance outstanding under the Revolver.

Bridge Facility Financing

On September 25, 2019, one of our subsidiaries entered into a $475.0 million non-recourse senior secured team loan (“Bridge Facility”) secured by the approximately 320 MW portfolio of distributed generation power plants located in the United States that we acquired by the way of the WGL acquisition. The proceeds of this financing were used to fund a portion of the WGL Acquisition. The Bridge Facility matures on September 23, 2020. We have a one-year extension option and intend to complete a refinancing of the balance on a long-term basis prior to maturity

Solar Long-Term Service Agreement

On November 1, 2019, we executed a 10-year framework agreement with SMA Solar Technology that, among other things, provides for the roll out, subject to receipt of third-party consents, of project level, long-term service agreements for solar operations and maintenance (“O&M”), as well as other balance of plant services across our North American solar fleet.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2018 through September 30, 2019:

Description	Facility Type	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]

Total Portfolio as of December 31, 2018		3,737.7	575	13
Acquisition of TEG assets	Solar	10.6	3	14
Acquisition of WGL Portfolio[3,4]	Solar	317.5	4,360	17
Total Portfolio as of September 30, 2019		4,065.8	4,938	13
——————

(1)
Nameplate capacity represents the maximum generating capacity of a facility as expressed in direct current (“DC”) for all facilities within our Solar reportable segment and alternating current (“AC”) for all facilities within our Wind and Regulated Solar and Wind reportable segments.

(2)	Represents the weighted-average remaining term of power purchase agreements (“PPAs”) and is calculated as of December 31, 2018 and September 30, 2019, respectively.

(3)
On September 26, 2019 we acquired an approximately 320 MW distributed generation portfolio in the United States. This portfolio comprised 283 commercial and industrial sites with a total nameplate capacity of 287 MW, 4,068 sites of solar rooftop residential assets with a total nameplate capacity of 21 MW and 9 sites of fuel cells with a total nameplate capacity of 10 MW.

(4)
In connection with the WGL Acquisition and as required by the purchase agreement, the ownership of Delayed Projects for which the Sellers have not yet received required third party consents or have not completed construction will be transferred to us once such third party consents are received or construction is completed, subject to certain terms and conditions. The Delayed Projects have an aggregate nameplate capacity of 34.8 MW.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico) (the “U.S.”), Canada, Spain, Portugal, the United Kingdom (the “U.K.”), Chile and Uruguay with a combined nameplate capacity of 4,066 MW as of September 30, 2019. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. As of September 30, 2019, on a weighted-average basis (based on MW), our PPAs had a weighted-average remaining life of 13 years and our counterparties to our PPAs had, on average, an investment grade credit rating.

The following table lists the renewable energy facilities that comprise our portfolio as of September 30, 2019:

Description	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Distributed Generation:
U.S. Solar[3]	709.5	762	14
U.S. Residential Rooftops[4]	21.2	4,068	14
U.S. Fuel Cells[3,4]	10.0	9	17
Canada Solar	8.5	20	14
Total Distributed Generation	749.2	4,859	15

Solar Utility:
U.S.	498.6	20	18
Canada	59.4	4	15
U.K.	11.1	1	10
Chile	101.6	1	14
Total Solar Utility	670.7	26	17

Regulated Solar and Wind:
Spain	792.4	24	13

Wind Utility:
U.S.	1,536.4	17	10
Canada	78.0	1	11
Portugal	143.8	9	9
Uruguay	95.3	2	18
Total Wind Utility	1,853.5	29	11

Total Renewable Energy Facilities	4,065.8	4,938	13
———

(1)
Nameplate capacity represents the maximum generating capacity of a facility as expressed in DC for all facilities within our Solar reportable segment and AC for all facilities within our Wind and Regulated Solar and Wind reportable segments.

(2)	Represents the weighted-average term of remaining PPA and calculated as of September 30, 2019.

(3)	Includes Delayed Projects with an aggregate nameplate capacity of 34.8 MW. See Note 4. Acquisitions to our unaudited condensed consolidated financial statements.

(4)	Our residential solar rooftops and fuel cells projects were added to our portfolio on September 26. 2019 as part of the WGL Acquisition.

Key Metrics

Operating Metrics

Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. We express nameplate capacity in (i) DC, for all facilities within our Solar reportable segment and (ii) AC, for all facilities within our Wind and Regulated Solar and Wind reportable segments. The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had a combined nameplate capacity of 4,066 MW and 3,738 MW as of September 30, 2019 and December 31, 2018, respectively.

Gigawatt hours sold

Gigawatt hours (“GWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track GWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for renewable energy facilities for the three and nine months ended September 30, 2019 and 2018 were as follows:

Operating Metrics	Three Months Ended September 30,		Nine Months Ended September 30,
(In GWh)	2019	2018	2019	2018
Solar segment	532	528	1,448	1,468
Wind segment	1,048	1,051	4,076	3,891
Regulated Solar and Wind segment[1]	483	488	1,388	578
Total	2,063	2,067	6,912	5,937
———

(1)
Our Regulated Solar and Wind segment was added upon the acquisition of a controlling interest in Saeta that was completed on June 12, 2018. See Note 4. Acquisitions to our unaudited condensed consolidated financial statements for additional details.

Consolidated Results of Operations

The amounts shown below represent the results of TerraForm Power’s wholly-owned and partially-owned subsidiaries in which we have a controlling interest, with all significant intercompany accounts and transactions eliminated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Operating revenues, net	$253,808	$246,042	$734,506	$553,477
Operating costs and expenses:
Cost of operations	75,037	59,027	207,363	146,155
General and administrative expenses	15,397	21,334	60,616	65,483
General and administrative expenses - affiliate	7,764	3,432	19,087	10,929
Acquisition costs	963	1,655	1,438	7,612
Acquisition costs - affiliate	—	335	—	6,965
Impairment of renewable energy facilities	—	—	—	15,240
Depreciation, accretion and amortization expense	114,282	103,593	321,605	239,177
Total operating costs and expenses	213,443	189,376	610,109	491,561
Operating income	40,365	56,666	124,397	61,916
Other expenses (income):
Interest expense, net	89,393	72,416	246,721	176,862
Loss (gain) on extinguishment of debt, net	1,355	—	(4,188)	1,480
Loss (gain) on foreign currency exchange, net	10,975	(3,070)	(4,217)	(4,257)
Other (income) expenses, net	(557)	358	(1,752)	1,390
Total other expenses, net	101,166	69,704	236,564	175,475
Loss before income tax expense	(60,801)	(13,038)	(112,167)	(113,559)
Income tax expense	1,512	6,013	3,030	9,417
Net loss	(62,313)	(19,051)	(115,197)	(122,976)
Less: Net (loss) income attributable to redeemable non-controlling interests	(7,341)	12,443	(14,241)	15,101
Less: Net (loss) income attributable to non-controlling interests	(135)	2,096	(33,897)	(165,946)
Net (loss) income attributable to Class A common stockholders	$(54,837)	$(33,590)	$(67,059)	$27,869

Factors Affecting the Comparability of our Financial Results

The comparability of our results of operations among the periods presented is impacted by the acquisitions we make. Accordingly, our historical results of operations may not be comparable or indicative of future results. As discussed in Note 4.
Acquisitions to our unaudited condensed consolidated financial statements, we acquired over 95% controlling interest in Saeta Yield S.A.U. (“Saeta” or “European Platform”, as the context may require) on June 12, 2018 (“the Saeta Acquisition Date”) and completed a squeeze-out procedure of the non-controlling interests on July 2, 2018. The consolidated results for the nine months ended September 30, 2019 include the results of Saeta for the full period, whereas the comparable consolidated results for the nine months ended September 30, 2018 include the results effective from the Saeta Acquisition Date.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Operating Revenues, net

Operating revenues, net and GWh sold for the three months ended September 30, 2019 and 2018 and nameplate capacity as of September 30, 2019 and December 31, 2018, were as follows:

	Three Months Ended September 30,
(In thousands, except for GWh sold)	2019	2018	Change
Energy:
Solar	$81,512	$79,203	$2,309
Wind	52,072	53,620	(1,548)
Regulated Solar and Wind	83,579	79,950	3,629
Incentives, including affiliates:
Solar	20,142	15,680	4,462
Wind	2,435	3,343	(908)
Regulated Solar and Wind	14,068	14,246	(178)
Total operating revenues, net	$253,808	$246,042	$7,766

GWh sold:	2019	2018	Change
Solar	532	528	4
Wind	1,048	1,051	(3)
Regulated Solar and Wind	483	488	(5)
Total GWh sold	2,063	2,067	(4)

(In MW)	September 30, 2019	December 31, 2018	Change
Solar	1,420	1,092	328
Wind	1,854	1,854	—
Regulated Solar and Wind	792	792	—
Total nameplate capacity (MW)	4,066	3,738	328

Total energy revenue during the three months ended September 30, 2019 compared to the same period in 2018 increased by $4.4 million. Energy revenue at our Solar segment increased by $2.3 million primarily due to an increase of $1.9 million at renewable energy facilities that were acquired in the U.S. during the second quarter of 2019. Energy revenue at our Wind segment decreased by $1.5 million primarily due to negative pricing of $3.5 million at Texas that was partially offset by a net increase of $1.4 million at our international plants primarily due to higher generation at Portugal. Energy revenue at our Regulated Solar and Wind segments increased by $3.6 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to an increase of $1.2 million at renewable energy facilities that were acquired in Spain during the fourth quarter of 2018 and the recognition of $2.9 million revenue from the sale of excess capacity of transmission lines.

Total incentive revenue for our Solar and Wind segments during the three months ended September 30, 2019 increased by $3.6 million compared to the same period in 2018 primarily due to the timing of contracting incentives in the United States.

Costs of Operations

Costs of operations for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Cost of operations:
Solar	$10,637	$9,775	$862
Wind	37,423	27,684	9,739
Regulated Solar and Wind	26,977	21,568	5,409
Total cost of operations	$75,037	$59,027	$16,010

Total cost of operations increased by $16.0 million for the three months ended September 30, 2019 compared to the same period in 2018 representing increases at all of our segments. The increase of $9.7 million at our Wind segment is primarily attributable to (i) an increase of $7.3 million in repairs and maintenance and losses on disposal of certain components of renewable energy facilities at our North American fleet primarily as part of the transition of our plants to General Electric (“GE”) under the LTSA (see Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements for additional details); (ii) one-off payments totaling $1.0 million to a previous O&M provider resulting from the transition to GE and (iii) an increase of $1.1 million in costs related to repowering initiatives. Cost of operations at our Regulated Solar and Wind segments increased by $5.4 million, during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to higher O&M costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
General and administrative expenses:
Solar	$(725)	$1,334	$(2,059)
Wind	697	3,618	(2,921)
Regulated Solar and Wind	1,108	3,403	(2,295)
Corporate	14,317	12,979	1,338
Total general and administrative expenses	$15,397	$21,334	$(5,937)
General and administrative expenses - affiliate:
Corporate	$7,764	$3,432	$4,332

Total general and administrative expenses decreased by $1.6 million during the three months ended September 30, 2019, compared to the same period in 2018, including an increase of $4.3 million in expenses related to affiliates described below. General and administrative expenses at our Solar, Wind and Regulated Solar and Wind segments decreased by $2.1 million, $2.9 million and $2.3 million, respectively, during the three months ended September 30, 2019, compared to the same period in 2018. The decrease of $2.1 million at our Solar segment for three months ended September 30, 2019 primarily comprises reversals of $1.6 million for allowance for bad debt and professional fees accruals recorded in prior periods. The decrease of $2.9 million at our Wind segment was primarily attributable to $3.3 million decrease of professional fees for legal, audit and other services. The decrease of $2.3 million at Regulated Solar and Wind primarily due to decreases in salaries and professional fees. These decreases were partially offset by a $1.3 million increase at our Corporate segment primarily due to higher professional fees for tax compliance.

General and administrative expenses - affiliate for the three months ended September 30, 2019 were $7.8 million and consisted of a $7.5 million quarterly base management fee under the Brookfield MSA, pursuant to which Brookfield and certain of its affiliates provide us with certain management and administrative services, and $0.3 million of rent, office and other charges related to our New York office lease and co-tenancy agreement. General and administrative expenses - affiliate for the three months ended September 30, 2018 were $3.4 million and primarily consisted of a $3.7 million charge for the Brookfield MSA quarterly base management fee and $0.3 million related to the co-tenancy agreement. The increase in the base management fee for the three months ended September 30, 2019 compared to the same period in 2018 is primarily driven by an increase in our market capitalization. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for additional details.

Acquisition Costs

Total acquisition costs were $1.0 million for the three months ended September 30, 2019, compared to $2.0 million in the same period in 2018, which primarily consisted of professional fees for legal and accounting services. There were no costs related to affiliates for the three months ended September 30, 2019 compared to $0.3 million for the same period in 2018, representing reimbursements to affiliates of Brookfield for fees and expenses incurred on behalf of us. The decrease in acquisition costs for the three months ended September 30, 2019 compared to the same period in 2018 is due to the completion of the accounting of the 2018 acquisition of our European Platform. See Note 4. Acquisitions to our unaudited condensed consolidated financial statements for additional details.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $10.7 million during the three months ended September 30, 2019, compared to the same period in 2018. This increase was primarily the result of the acquisition of renewable energy facilities primarily at our European Platform and capital additions placed in service during 2019.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Corporate-level	$28,798	$32,425	$(3,627)
Non-recourse:
Solar	17,302	15,992	1,310
Wind	16,220	14,367	1,853
Regulated Solar and Wind	27,073	9,632	17,441
Total interest expense, net	$89,393	$72,416	$16,977

Interest expense, net increased by $17.0 million during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to increases of $1.3 million, $1.9 million and $17.4 million at our Solar, Wind and Regulated Solar and Wind segments, respectively. These increases were partially offset by a $3.6 million decrease at our Corporate segment. Interest expense at our Regulated Solar and Wind segments increased by $17.4 million during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to $15.4 million unrealized losses on interest rate swap liabilities not designated as hedging instruments and $2.0 million increase in realized losses from the settlement of interest rate swaps with the hedge counterparties driven by the decline in the Euribor rates. See Note 12. Derivatives to our unaudited consolidated condensed financial statements for additional details. The increases of $1.3 million and $1.9 million at our Solar and Wind segments, respectively, were primarily due to increased outstanding borrowings on project financing in the current period compared to the prior period. Our corporate interest expense decreased by $3.6 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to reduced borrowings on our Revolver and Sponsor Line that were primarily used to fund the acquisition of our European Platform.

Loss on Extinguishment of Debt

We recognized a net loss on extinguishment of debt of $1.4 million for the three months ended September 30, 2019 due to the redemption of certain financing lease obligations within our distributed generation Solar portfolio. The difference between the cash paid to redeem the obligations and the carrying amount as of the date of extinguishment was recognized as a loss on extinguishment of debt in our unaudited condensed consolidated statements of operations. We had no extinguishment of debt for the three months ended September 30, 2018.

Loss (Gain) on Foreign Currency Exchange, net

We recognized a net loss on foreign currency exchange of $11.0 million for the three months ended September 30, 2019 primarily due to loss of $30.2 million on the remeasurement of intercompany loans, which are primarily denominated in Euros was partially offset by a net realized and unrealized gain of $19.7 million on foreign currency derivative contracts. We recognized a net gain on foreign currency exchange of $3.1 million for the three months ended September 30, 2018, primarily due to $8.1 million of realized and unrealized net gains on foreign currency contracts, which were partially offset by $5.8 million on the remeasurement of intercompany loans, the majority of which are denominated in Euro and Canadian dollars.

Other (Income) Expenses, net

We recognized $0.6 million of other income, net for the three months ended September 30, 2019, compared to $0.4 million of other expenses, net for the three months ended September 30, 2018.The balance primarily comprised non-operating expenses and losses net of recoveries and reimbursements.

Income Tax Expense

Income tax expense was $1.5 million for the three months ended September 30, 2019, compared to $6.0 million during the same period in 2018 and is primarily driven by the profits generated by certain foreign subsidiaries. For the three months ended September 30, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% due to the recording of a valuation allowance on tax in certain jurisdictions, loss allocated to non-controlling interests and the effect of foreign and state taxes.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $7.5 million for the three months ended September 30, 2019, compared to an income of $14.5 million for the three months ended September 30, 2018, and was attributable to project-level tax equity partnerships and non-controlling interests in our partially owned subsidiaries in which we have a controlling interest.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Operating Revenues, net

Operating revenues, net and GWh sold for the nine months ended September 30, 2019 and 2018 and nameplate capacity as of September 30, 2019 and December 31, 2018, were as follows:

	Nine Months Ended September 30,
(In thousands, except for GWh sold and MW data)	2019	2018	Change
Energy:
Solar	186,528	187,359	(831)
Wind	217,498	186,807	30,691
Regulated Solar and Wind	234,629	98,236	136,393
Incentives, including affiliates:
Solar	55,065	50,568	4,497
Wind	6,484	13,261	(6,777)
Regulated Solar and Wind	34,302	17,246	17,056
Total operating revenues, net	734,506	553,477	181,029

GWh sold:	2019	2018	Change
Solar	1,448	1,468	(20)
Wind	4,076	3,891	185
Regulated Solar and Wind	1,388	578	810
Total GWh sold	6,912	5,937	975

(In MW)	September 30, 2019	December 31, 2018	Change
Solar	1,420	1,092	328
Wind	1,854	1,854	—
Regulated Solar and Wind	792	792	—
Total nameplate capacity (MW)	4,066	3,738	328

Total energy revenue during the nine months ended September 30, 2019, increased by $166.3 million compared to the same period in 2018 primarily due to increases at our Wind and Regulated Solar and Wind segments of $167.1 million. The increases at our Wind and Regulated Solar and Wind segments for the nine months ended September 30, 2019 compared to the same period in 2018 were primarily driven by contributions from our European Platform and wind plants in Uruguay, which are reflected in the results of the comparable period only effective from the Saeta Acquisition Date.

Total incentive revenue for our Solar and Wind segments during the nine months ended September 30, 2019, decreased by $2.3 million compared to the same period in 2018 primarily due to the timing of contracting incentives in the United States. Incentive revenue at our Regulated Solar and Wind segment, representing the revenues earned on operating our solar power plants in Spain, increased by $17.1 million during the nine months ended September 30, 2019 compared to the same period in 2018, which reflects the results effective from the Saeta Acquisition Date.

Costs of Operations

Costs of operations for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Cost of operations:
Solar	$38,797	$36,259	$2,538
Wind	107,246	83,963	23,283
Regulated Solar and Wind	61,320	25,933	35,387
Total cost of operations	$207,363	$146,155	$61,208

Total cost of operations increased by $61.2 million for the nine months ended September 30, 2019, compared to the same period in 2018 representing increases at all segments. The increase of $23.3 million at our Wind segment was primarily due to: (i) write-offs of $8.8 million of renewable energy facilities related to expected repowering of certain plants in the United States; (ii) an increase of $5.4 million at our plants in Portugal and Uruguay primarily due to the acquisition of Saeta that took place in June of 2018, and (iii) an increase of $8.9 million in repairs and maintenance costs at our North American Wind fleet resulting from our blades inspection program. Cost of operations at our Regulated Solar and Wind segment increased by $35.4 million during the nine months ended September 30, 2019 compared to the same period in 2018, which reflects the results only effective from the Saeta Acquisition Date. Total costs at our Solar segment increased by $2.5 million primarily due to higher lease expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
General and administrative expenses:
Solar	$2,477	$3,533	$(1,056)
Wind	6,339	5,871	468
Regulated Solar and Wind	5,471	4,079	1,392
Corporate	46,329	52,000	(5,671)
Total general and administrative expenses	$60,616	$65,483	$(4,867)
General and administrative expenses - affiliate:
Corporate	$19,087	$10,929	$8,158

Total general and administrative expenses increased by $3.3 million during the nine months ended September 30, 2019, compared to the same period in 2018 driven by a $8.2 million increase in general and administrative expenses related to affiliates, described below, and $0.5 million and $1.4 million increases at our Wind and Regulated Solar and Wind segments, respectively. These increases were partially offset by $5.7 million and $1.1 million decreases at our Corporate and Solar segments, respectively. General and administrative expenses at our Regulated Solar and Wind segment increased by $1.4 million during the nine months ended September 30, 2019 compared to the same period in 2018, which reflects the results only effective from the Saeta Acquisition Date. Our Corporate general and administrative expenses decreased by $5.7 million primarily due to decreases in professional fees for accounting and other consulting services. The decreases at our Solar segment was primarily due to lower fees for audit services.

General and administrative expenses - affiliate for the nine months ended September 30, 2019 were $19.1 million and consisted of a $18.3 million base management fee under the Brookfield MSA, pursuant to which Brookfield and certain of its affiliates provide us with certain management and administrative services, and $0.8 million of rent, office and other charges related to our New York office lease and co-tenancy agreement. General and administrative expenses - affiliate for the nine months ended September 30, 2018 were $10.9 million and primarily consisted of a $10.5 million charge for the Brookfield

MSA quarterly base management fee. The increase in the base management fee for the nine months ended September 30, 2019 compared to the same period in 2018 is primarily driven by an increase in our market capitalization. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for additional details.

Acquisition Costs

Total acquisition costs were $1.4 million for the nine months ended September 30, 2019, compared to $7.6 million in the same period in 2018, and consisted of professional fees for banking, legal and accounting services. There were no costs related to affiliates for the nine months ended September 30, 2019, compared to $7.0 million for the nine months ended September 30, 2018, which included reimbursements to affiliates of Brookfield for fees and expenses incurred on behalf of us. These costs are reflected within acquisition costs and acquisition costs - affiliate. The decrease in acquisition costs for the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to the completion of the accounting for the 2018 acquisition of our European platform. See Notes 4. Acquisitions to our unaudited condensed consolidated financial statements for additional details.

Impairment of Renewable Energy Facilities

We had a renewable energy certificate sales agreement with a customer expiring December 31, 2021 that was significant to an operating project within a certain distributed generation portfolio, and on March 31, 2018, this customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The potential replacement of this contract resulted in a significant decrease in expected revenues for this operating project. Our analysis indicated that the bankruptcy filing was a triggering event to perform an impairment evaluation, and we recognized an impairment charge of $15.2 million equal to the difference between the carrying amount and the estimated fair value for nine months ended September 30, 2018. No impairment losses were recognized for the nine months ended September 30, 2019.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $82.4 million during the nine months ended September 30, 2019, compared to the same period in 2018. This increase was primarily the result of the acquisition of renewable energy assets in Europe and capital additions placed in service during 2019.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Corporate-level	$89,316	$89,353	$(37)
Non-recourse:
Solar	46,693	46,248	445
Wind	45,173	36,382	8,791
Regulated Solar and Wind	65,539	4,879	60,660
Total interest expense, net	$246,721	$176,862	$69,859

Interest expense, net increased by $69.9 million during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to increases in our Wind and Regulated Solar and Wind segments. The increase in Interest expense at our Wind and Regulated Solar and Wind segments increased, primarily at our European Platform and Wind plants in Uruguay, by $8.8 million and $60.7 million, respectively, during the nine months ended September 30, 2019 compared to the same period in 2018 which reflects the results only effective from the Saeta Acquisition Date.

(Gain) Loss on Extinguishment of Debt

We recognized a net gain on extinguishment of debt of $4.2 million for the nine months ended September 30, 2019 due to the redemption of certain financing lease obligations within our distributed generation Solar portfolio. The difference between the cash paid to redeem the obligations and the carrying amount as of the date of extinguishment was recognized as a gain on extinguishment of debt in our unaudited condensed consolidated statements of operations. We incurred a net loss on extinguishment of debt of $1.5 million for the nine months ended September 30, 2018 representing the deferred financing costs written off and other charges incurred related to the period of out term loan.

Gain on Foreign Currency Exchange, net

We recognized a net gain on foreign currency exchange of $4.2 million for the nine months ended September 30, 2019, primarily due to a total $39.6 million net realized and unrealized gain on foreign currency derivative contracts that were partially offset by a loss of $35.5 million on the remeasurement of intercompany loans, which are primarily denominated in Euro. We recognized a net gain on foreign currency exchange of $4.3 million for the nine months ended September 30, 2018, primarily due to a total $16.8 million net realized and unrealized gain on foreign currency derivative contracts that were partially offset by a loss of $13.5 million on the remeasurement of intercompany loans, which are primarily denominated in Euros.

Other (Income) Expenses, net

We recognized $1.8 million of other income, net for the nine months ended September 30, 2019, compared to $1.4 million of other expenses, net for the nine months ended September 30, 2018. The balance primarily comprised net miscellaneous losses, write-offs, reimbursements and recoveries received for damages and other losses.

Income Tax Expense

Income tax expense was $3.0 million for the nine months ended September 30, 2019, compared to $9.4 million during the same period in 2018 and is primarily driven by the profits generated by certain foreign subsidiaries. For the nine months ended September 30, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% due to the recording of a valuation allowance on tax in certain jurisdictions, loss allocated to non-controlling interests and the effect of foreign and state taxes. The recognition of an income tax expense of $3.0 million for the nine months ended September 30, 2019 was mostly driven by the profits generated by certain of our foreign subsidiaries.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests was $48.1 million for the nine months ended September 30, 2019, compared to $150.8 million for the nine months ended September 30, 2018. The balance for the prior period included $151.2 million loss allocated to non-controlling interests related to a reduction in the tax rate used to in our hypothetical liquidation valuation at book value methodology as a result of the Tax Cuts and Jobs Act, which enacted major changes to the U.S. tax code effect the year 2018. See Note 20. Non-Controlling Interests to our unaudited condensed consolidated financial statements for additional details.

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

Subsequent to quarter end, on October 8, 2019, we completed an underwritten registered public offering of 14,907,573 shares of our Common Stock for gross proceeds of approximately $250.0 million. Concurrently with the public offering, on October 8, 2019, an affiliate of Brookfield purchased 2,981,514 shares in a private placement at the same price per share paid in the public offering representing gross proceeds of $50.0 million. The proceeds of these offerings were used to pay down the amounts due under the Revolver and for general corporate purposes. See Note 21. Subsequent events to our unaudited condensed consolidated financial statements for additional details.

The following table summarizes the total capitalization and debt to capitalization percentage as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Revolving Credit Facilities[1]	$356,000	$377,000
Senior Notes[2]	1,500,000	1,500,000
Term Loan[3]	343,875	346,500
Non-recourse long-term debt, including current portion[4]	4,094,846	3,573,436
Long-term indebtedness, including current portion[5]	$6,294,721	$5,796,936
Total stockholders’ equity and redeemable non-controlling interests	2,488,428	2,768,417
Total capitalization	$8,783,149	$8,565,353
Debt to total capitalization	72%	68%
———

(1)
Represents the amounts drawn under our Revolver, and does not include the $112.6 million of outstanding project-level letters of credit. Subsequent to quarter end, on October 8, 2019, we entered into an amendment agreement to (i) increase aggregate the lending commitments from up to $600 million to up to $800 million (ii) extend the maturity date by one year to October 5, 2024 and (iii) provide for the ability to further increase the lending commitments by an additional $150 million.

(2)
Represents corporate senior notes. Subsequent to quarter end, on October 16, 2019, TerraForm Power Operating, LLC issued 700.0 million of 4.75% senior notes due on January 15, 2030 at an offering price of 100% of the principal amount. The proceeds from these notes were used to redeem, in full, our existing Senior Notes due 2025 and Term Loan.

(3)	Represents senior secured term loan facility. As discussed above, the balance was redeemed in full on October 16, 2019.

(4)	Represents asset-specific, non-recourse borrowings and financing lease obligations secured against the assets of certain project companies.

(5)
Represents the total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $34.3 million and $35.1 million of net unamortized debt premiums, discounts and deferred financing costs as of September 30, 2019 and December 31, 2018, respectively.

Liquidity Position

We operate with sufficient liquidity to enable us to fund cash distributions, growth initiatives, capital expenditures and withstand sudden adverse changes in economic circumstances or short-term fluctuations in resources. Principal sources of funding are cash flows from operations, revolving credit facilities (including our Revolver and Sponsor Line as discussed and defined below), unused debt capacity at our projects, non-core asset sales and proceeds from the issuance of debt or equity securities through public markets.

As of September 30, 2019, our current liabilities exceeded our current assets by approximately $217.4 million. We do not believe this deficit in working capital had an adverse impact on our cash flows, liquidity or operations given that our current liabilities include $387.8 million of long-term non-recourse debt classified as current due to defaults that existed as of the date of the issuance of this Quarterly Report. We believe there is a reasonable likelihood that we will be, in due course, able to successfully negotiate waivers with the lenders and/or cure the existing defaults. We do not expect any of our financing agreements to be accelerated and we were not notified by any of our lenders to elect to enforce project security interests. See Note 10. Long-term Debt to our unaudited condensed consolidated financial statements for additional details.

The following table summarizes corporate liquidity and available capital as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Unrestricted corporate cash	$19,383	$52,506
Project-level distributable cash	31,496	18,414
Cash available to corporate	50,879	70,920
Credit facilities:
Committed revolving credit facility[1]	600,000	600,000
Drawn portion of revolving credit facilities[2]	(356,000)	(377,000)
Revolving line of credit commitments	(112,554)	(99,487)
Undrawn portion of Sponsor Line[3]	500,000	500,000
Available portion of credit facilities	631,446	623,513
Corporate liquidity	$682,325	$694,433
Other project-level unrestricted cash	188,418	177,604
Project-level restricted cash[4]	104,934	144,285
Available capital	$975,677	$1,016,322
———

(1)
Subsequent to quarter end, on October 8, 2019, we entered into an amendment agreement to (i) increase aggregate lending commitments limit from $600.0 million to $800.0 million, (ii) extend the maturity date by one year to October 5, 2024 and (iii) provide for the ability to further increase the lending commitments by an additional $150.0 million.

(2)	As of October 31, 2019, we repaid most of the outstanding balance on the Revolver.

(3)
Represents a $500.0 million secured revolving credit facility we entered into pursuant to a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates that may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures.

(4)
Represents short-term and long-term restricted cash and includes $2.2 million and $2.3 million of cash trapped at our project-level subsidiaries as of September 30, 2019 and December 31, 2018, respectively, which is presented as current restricted cash as the cash balances were subject to distribution restrictions related to debt defaults that existed as of the date of the balance sheet (see Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for additional details).

Corporate-level Finance

Private Offering of Corporate Senior Notes

On October 16, 2019, we issued $700.0 million of 4.75% senior notes due on January 15, 2030 at an offering price of 100% of the principal amount. The proceeds from the notes were used to redeem in full our existing Senior Notes due 2025, to repay in full amounts outstanding under the Term Loan and fund general liquidity requirements.

Amendment to the Revolver

On October 8, 2019, we entered into an amendment agreement to the Revolver whereby (i) the aggregate size of the commitments to make revolving loans (‘‘Revolving Loans’’) was increased by $200.0 million to $800.00 million shared ratably among the existing lenders and three new incoming lenders, (ii) the aggregate size of the letter of credit facility under the Revolver was increased by $50.0 million to $300.0 million and (iii) the accordion feature, which allows for further increases to the commitments to make Revolving Loans, was set at $150.0 million. Additionally, the amendment extended the maturity date by one year to October 5, 2024.

Non-recourse Project Finance

United States Project Financing

On August 30, 2019, one of our subsidiaries entered into a new non-recourse debt financing agreement whereby it issued $131.0 million of 3.2% senior notes secured by approximately 111 MW of our utility-scale wind power plants located in the United States. The proceeds of this financing were used to repay a portion of the balance outstanding under the Revolver.

These non-recourse senior notes mature on July 2, 2032 and amortize on an approximately thirteen-year sculpted amortization schedule.

Bridge Facility Financing

On September 25, 2019, one of our subsidiaries entered into a $475.0 million Bridge Facility secured by approximately 320 MW of distributed generation power plants located in the United States that we acquired by the way of the WGL acquisition. The proceeds of this financing were used to fund a portion of the WGL Acquisition. The proceeds of this financing were used to fund a portion of the WGL Acquisition. The Bridge Facility matures on September 23, 2020. We have a one-year extension option and intend to complete a refinancing of the balance on a long-term basis prior to maturity.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2023 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after September 30, 2019, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2019	2020[2]	2021	2022	2023	Thereafter	Total
Maturities of long-term debt[1]	$96,852	$732,185	$269,528	$770,751	$1,220,271	$3,205,134	$6,294,721
————

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $387.8 million of long-term debt to current as a result of debt defaults under certain of our non-recourse financing arrangements. See Note 10. Long-term Debt to our unaudited condensed consolidated financial statements for additional details.

(2)
Includes the $475.0 million Bridge Facility we entered into on September 25, 2019, which matures on September 23, 2020. We have a one-year extension option and intend to complete a refinancing of the balance on a long-term basis prior to maturity. The balance, net of unamortized deferred financing costs, is included within non-current liabilities in the unaudited condensed consolidated balance sheets. The balance, net of unamortized deferred financing costs, is included within non-current liabilities in the unaudited condensed consolidated balance sheets. See Note 10. Long-term Debt to our unaudited condensed consolidated financial statements for additional details.

Commitment to Purchase Renewable Energy Facilities

We are committed to purchase a 4.5 MW distributed generation facility located in Massachusetts for a purchase price of $6.0 million. This acquisition is expected to be completed in December 2019.

Cash Distributions to Investors

The following table presents cash distributions declared and paid on Common Stock during the nine months ended September 30, 2019 and 2018:

	Distributions per Share	Declaration Date	Record Date	Payment Date
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019
Second Quarter	$0.2014	May 8, 2019	June 3, 2019	June 17, 2019
Third Quarter	$0.2014	August 8, 2019	September 3, 2019	September 17, 2019
2018:
First Quarter	$0.1900	February 6, 2018	February 28, 2018	March 30, 2018
Second Quarter	$0.1900	April 30, 2018	June 1, 2018	June 15, 2018
Third Quarter	$0.1900	August 13, 2018	September 1, 2018	September 15, 2018

On November 6, 2019, our Board of Directors declared a cash distribution with respect to our Common Stock of $0.2014 per share. The distribution is payable on December 16, 2019 to stockholders of record as of December 2, 2019. The fourth quarter of 2019 distribution will be our eighth consecutive quarterly distribution payment under the Brookfield sponsorship.

Share Repurchase Program

On July 25, 2019, our Board of Directors authorized the renewal of our share repurchase program through August 4, 2020. Under the share repurchase program, we repurchase up to 5% of our Common Stock outstanding as of July 25, 2019. The timing and the amount of any repurchases of common stock will be determined by us based on its evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. Any repurchased common stock will be held by us as treasury stock. We expect to fund any repurchases from available liquidity.

No shares have been repurchased by us during the nine months ended September 30, 2019.

Incentive Distribution Rights

BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect, wholly-owned subsidiary of Brookfield, holds all of the outstanding incentive distribution rights (“IDRs”) of Terra LLC. Under Terra LLC’s limited liability company agreement (as amended from time to time, the “Terra LLC Agreement”), the IDR threshold for a first distribution is $0.93 per share of Common Stock and for a second distribution is $1.05 per share of Common Stock. Under the Terra LLC Agreement, amounts distributed from Terra LLC are to be distributed on a quarterly basis as follows:

•	first, to the Company in an amount equal to the Company’s outlays and expenses for such quarter;

•
second, to holders of Class A units, until an amount has been distributed to such holders of Class A units that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Common Stock of $0.93 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Common Stock) if such amount were distributed to all holders of shares of Common Stock;

•
third, 15% to the holders of the IDRs and 85% to the holders of Class A units until a further amount has been distributed to holders of Class A units in such quarter that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Common Stock of an additional $0.12 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Common Stock) if such amount were distributed to all holders of shares of Common Stock; and

•	thereafter, 75% to holders of Class A units and 25% to holders of the IDRs.

There were no IDR payments made by us during the nine months ended September 30, 2019 and 2018.

Cash Flow Discussion

We use measures of cash flow, including net cash flows from operating activities, investing activities and financing activities, to evaluate our periodic cash flow results.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$268,203	$151,027	$117,176
Net cash used in by investing activities	(730,883)	(874,876)	143,993
Net cash provided by financing activities	423,516	1,012,807	(589,291)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $268.2 million for the nine months ended September 30, 2019, compared to $151.0 million for the same period in the prior year, primarily driven by cash earnings of our European Platform, which was acquired in June of 2018. The consolidated cash flows for the nine months ended September 30, 2018, include the results of Saeta effective from the Saeta Acquisition Date, whereas the comparable consolidated cash flows for the nine months ended September 30, 2019 include the results of our European Platform for the full period.

Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019, was $730.9 million, which consisted of (i) $731.8 million payments to acquire an approximately 320 MW distributed generation portfolio in the U.S., net of cash and restricted cash acquired, (ii) $18.3 million payments to acquire renewable energy facilities from third parties in the U.S., net of cash and restricted cash acquired and (iii) $16.5 million payments for capital expenditures. These payments were partially offset by (i) $28.1 million proceeds from the settlement of foreign currency contracts used to hedge the exposure associated with foreign subsidiaries, (ii) $5.1 million proceeds received from a government rebate for certain costs previously incurred for capital expenditures and (iii) $2.5 million received from other investing activities. Net cash used in investing activities for the nine months ended September 30, 2018, was $874.9 million, which was due to: (i) $886.1 million payments to acquire our European Platform, net of cash and restricted cash acquired; (ii) $4.1 million payments to acquire solar facilities from third parties in the U.S., net of cash and restricted cash acquired; (iii) $15.3 million payments for for capital expenditures; (iv) $22.4 million proceeds from the settlement of foreign currency contracts used to hedge the exposure associated with foreign subsidiaries and (v) $8.2 million proceeds received from a government rebate for certain costs previously incurred for capital expenditures.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019, was $423.5 million, which consisted of $296.1 million proceeds from non-recourse debt financing net of deferred financing fees that were partially offset by (i) $189.0 million principal payments on non-recourse debt, (ii) $126.0 million payments of cash distributions to our Class A common stockholders, (iii) net payments of $11.6 million to non-controlling interests and (iv) net repayments of $21.0 million on our Revolver. Net cash provided by financing activities for the nine months ended September 30, 2018, was $1,012.8 million, primarily due to $650.0 million in proceeds received from the private placement to affiliates of Brookfield, net draws of $418.5 million on our revolving credit facilities and net issuances of $56.3 million of non-recourse long-term debt, which were partially offset by $95.6 million payments of cash distributions to our Class A common stockholders.

Off-Balance Sheet Arrangements

We enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Report for additional discussion.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements provided herein were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the accompanying financial statements, we have applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can differ from these estimates. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, are those that depend most heavily on these judgments and estimates. As of September 30, 2019, the only notable changes to the significant accounting policies described in our Annual Report on Form 10-K are with respect to our adoption of the new accounting pronouncements described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

See Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Report for disclosures concerning recently issued accounting standards. These disclosures are incorporated herein by reference.

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

Interest Rate Risk

As of September 30, 2019, the estimated fair value of our debt was $6,521.1 million and the carrying value of our debt was $6,260 million. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $86 million and $94 million, respectively.

As of September 30, 2019, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2025 (fixed rate), the Senior Notes due 2028 (fixed rate), the Revolver (variable rate) and the Term Loan (variable rate). Additionally, we had an undrawn balance of $500.0 million available under the Sponsor Line (variable rate). On March 8, 2019, we entered into interest rate swap agreements with counterparties to hedge the variable Eurodollar base rate associated with the interest payments on the entire principal of our Term Loan, paying an average fixed rate of 2.54%. In return, the counterparties agreed to pay us the variable Eurodollar base rate payments due to the lenders until maturity. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver and Term Loan by $4.9 million for the nine months ended September 30, 2019.

As of September 30, 2019, our non-recourse permanent financing debt was at both fixed and variable rates. 64% of the $3,557.6 million balance had a variable interest rate and the remaining 36% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap the majority of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $54.2 million or $54.2 million for the nine months ended September 30, 2019, respectively.

Foreign Currency Risk

During the nine months ended September 30, 2019 and 2018, we generated operating revenues in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Chile and Uruguay, with our revenues being denominated in U.S. dollars, Euro, Canadian dollars and British pounds. The PPAs, operating and maintenance agreements, financing arrangements and other contractual arrangements relating to our current portfolio are generally denominated in the same currencies.

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

We use foreign currency forward and option contracts to hedge portions of our net investment positions in certain subsidiaries with Euro and Canadian dollar functional currencies and to manage our overall foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations, the effective portion of the net gains or losses attributable to changes in exchange rates are recorded in foreign currency translation adjustments in accumulated other comprehensive income (“AOCI”). Recognition in earnings of amounts previously recorded in AOCI is limited to circumstances such as complete or substantial liquidation of the net investment in the hedged foreign operation. The change in fair value of derivative contracts intended to serve as economic hedges that are not designated as hedging instruments is reported as a component of earnings in the consolidated statements of operations. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in Euros would have increased or decreased our earnings by $4.4 million and $4.9 million, respectively, for the nine months ended September 30, 2019. Cash flows from derivative instruments designated as net investment hedges and non-designated derivatives used to manage foreign currency risks associated with intercompany loans are classified as investing activities in the consolidated statements of cash flows. Cash flows from all other derivative instruments are classified as operating activities in the consolidated statements of cash flows.

Commodity Risk

For certain of our wind power plants, we may use long-term cash-settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed-price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 10% increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have increased or decreased our earnings by $11.5 million or $12.1 million for the nine months ended September 30, 2019, respectively.

Liquidity Risk

Our principal liquidity requirements are to finance current operations, service debt and to fund cash distributions to investors. Changes in operating plans, lower than anticipated electricity sales, increased expenses, acquisitions or other events may cause management to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond management’s control.

Counterparty Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as having a diversified portfolio of creditworthy offtake counterparties. As of September 30, 2019, on a weighted-average basis (based on MW), our PPA counterparties had an investment grade credit rating. However, there are a limited number of offtake counterparties under offtake agreements in each region that we operate, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions.

Our derivative instruments also expose us to credit risk to the extent counterparties may be unable to meet the terms of the contractual arrangements. Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts would generally equal the fair value of our derivative assets presented in Note 12. Derivatives to our unaudited consolidated financial statements. We seek to mitigate such risk by transacting with a group of creditworthy financial institutions and through the use of master netting arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified certain material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of September 30, 2019 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2019 due to the previously identified material weaknesses, which continued to exist as of September 30, 2019.

We performed additional analyses and other procedures in order to prepare the unaudited condensed consolidated financial information in accordance with U.S. GAAP. Notwithstanding such material weaknesses in internal control over financial reporting, we concluded that our unaudited condensed consolidated financial information presents fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation actions discussed below. We continue to implement our remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2018. We are continuing to work to remediate all such material weaknesses as soon as reasonably possible.

During the third quarter of 2019, we executed the following actions:

•
We continued to enhance the capabilities of the new consolidation and treasury related financial systems deployed earlier in the year, each expected to increase the efficiency of processing transactions, produce accurate and timely information to address various operational and compliance needs, and reduce our reliance on manual controls and end-user computing spreadsheets;

•	We have commenced the implementation of an automated account reconciliation and task management financial system;

•
We completed the implementation of a lease accounting software application, which is expected to produce accurate and timely information following the Company’s adoption of ASC No. 2018-11, Leases (Topic 842);

•
We continue to enhance the review controls over tax processes and have commenced the implementation of a tax basis system to reduce reliance on manual controls and end-user computing spreadsheets related to year-end tax controls;

•
We are continuing to enhance revenue controls that have been implemented, including enhanced capabilities of a revenue application to further support invoicing and the sourcing of certain revenue data to reduce the reliance on manual controls; we have also commenced implementation of “smart” automation processes to further reduce reliance on manual controls; and

•
We began to enhance the review controls over the application of U.S. GAAP and accounting measurements for significant accounts, transactions and related financial statement disclosures by adding incremental resources and providing specialized and technical training to strengthen our skills to support our controllership function.

PART II - Other Information

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Item 1. Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this Report, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 15, 2019. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company’s risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the following:

We may not be able to successfully integrate the projects that we acquire from third parties, including the distributed generation portfolio that we acquired from subsidiaries of AltaGas.

To realize the anticipated benefits of our acquisition of the approximately 320 MW portfolio of distributed generation facilities in the United States (the “Portfolio”) from subsidiaries of AltaGas (the “Sellers”), the Portfolio must be successfully combined with our existing North American business. We may fail to realize the anticipated benefits of this acquisition as a result of our inability to successfully integrate the operations, technologies and personnel of the Portfolio into our business for a variety of reasons, including the following:

•	the inability of the Sellers to obtain certain transfer consents from third parties with respect to certain projects under the Portfolio;

•	failure to successfully manage relationships with existing Portfolio counterparties;

•	failure to quickly and effectively leverage the increased scale of the combined company;

•	the loss of key portfolio employees; and

•	potential difficulties integrating and harmonizing financial reporting systems and establishing appropriate accounting controls, reporting procedures and regulatory compliance procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in Note 21. Subsequent Events, to our unaudited Condensed Consolidated financial statements on October 8, 2019, we completed a private placement of 2,981,514 unregistered shares of our Common Stock. The proceeds of these offerings were used to pay down the amounts due under the Revolver and for general corporate purposes.

For a description of our share repurchase program, see Note 14. Stockholders’ Equity to our unaudited condensed consolidated financial statements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to Bylaws

On November 6, 2019, the Company amended its Bylaws to align the provision regarding record dates for distributions in ARTICLE VI, Section 4 with the applicable requirement under Delaware law. The foregoing description of the Company’s Third Amended and Restated Bylaws contained herein does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Third Amended and Restated Bylaws of the Company attached hereto as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

1.1
Underwriting Agreement, dated October 3, 2019, among TerraForm Power, Inc., TerraForm Power, LLC and RBC Capital Markets, LLC. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2019).

3.1*	Third Amended and Restated Bylaws of TerraForm Power, Inc.
4.1
Indenture, dated as of October 16, 2019, among TerraForm Power Operating, LLC, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.75% senior notes due 2030 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form Current Report on Form 8-K filed on October 16, 2019).

4.2	Form of 4.75% senior notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registrant’s Form Current Report on Form 8-K filed on October 16, 2019).
10.1
Membership Interest Purchase Agreement, dated July 19, 2019, entered into by TerraForm Arcadia Holdings, LLC and WGL Energy Systems, Inc., a Delaware corporation, and WGSW, Inc., a Delaware corporation, both subsidiaries of AltaGas, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2019).

10.2
Class A Common Stock Purchase Agreement, dated October 8, 2019, between TerraForm Power, Inc. and BBHC Orion Holdco L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2019).

10.3
Amendment No. 4 to Credit and Guaranty Agreement, dated as of October 8, 2019, among TerraForm Power Operating, LLC as borrower, TerraForm Power, LLC as a guarantor, certain subsidiaries of TerraForm Power Operating, LLC as guarantors, the lenders party thereto from time to time, and HSBC Bank USA, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form Current Report on Form 8-K filed on October 8, 2019).

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
101
The following materials from the TerraForm Power, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) notes to condensed consolidated financial statements

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

* Filed as an exhibit to this Quarterly Report on Form 10-Q.
** This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

		By:	/s/ MICHAEL TEBBUTT
			Name:	Michael Tebbutt
			Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	November 12, 2019