Form 10-K/A
period 2019-12-31
TerraForm Power, Inc.
filed 2020-03-25
CIK 1599947

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

EXPLANATORY NOTE

TerraForm Power, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2020 (the “Form 10-K”) solely to (i) replace Exhibit 23.2, the consent of independent registered public accounting firm, KPMG LLP, and (ii) attach the consent of independent registered public accounting firm, Deloitte S.L., as Exhibit 23.4 hereto. The new Exhibit 23.2 corrects a clerical error in the previously filed Exhibit 23.2, in which reference to one of the Company’s registration statements was inadvertently omitted from the original consent. The new Exhibit 23.4 is an exhibit that was inadvertently excluded from those filed with the Form 10-K. In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, certain new certifications by our chief executive officer and chief financial officer are also attached to this Amendment No. 1. Accordingly, Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of Exhibit 23.2, Exhibit 23.4 and the new certifications. Other than with respect to the foregoing, this Amendment No. 1 does not modify or supplement in any way the information set forth in the Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
23.2	Consent of KPMG LLP

23.4	Consent of Deloitte S.L.

31.1	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.
(Registrant)

Date:	March 25, 2020	By:	/s/ JOHN STINEBAUGH
John Stinebaugh
Chief Executive Officer