Form 10-K/A
period 2019-12-31
TerraForm Power, Inc.
filed 2020-04-29
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-K/A
(Amendment No. 2)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity of the registrant, held by non-affiliates of the registrant (based upon the closing sale price of shares of Class A Common Stock of the registrant on the Nasdaq on such date), was approximately $1.1 billion.
As of April 15, 2020, there were 226,521,289 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-K/A
Amendment No. 2

EXPLANATORY NOTE

TerraForm Power, Inc. (“TerraForm Power” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2020 (the “Initial Form 10-K”) to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Initial Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.

The reference on the cover page of the Initial Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Initial Form 10-K is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Initial Form 10-K, is hereby amended and restated in its entirety.

Capitalized terms used herein and not defined are as defined in the Initial Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Corporate Governance and Management

The Company has a single class of shares entitled to one vote each. The size of the Company’s board of directors (the “Board”) is currently set at seven members, of whom four are designated by Brookfield and three are independent. Under the terms of the Company’s sponsorship arrangements, Brookfield, rather than the Board, appoints the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel. These three executive officers are not employees of the Company and their services are provided under a management services agreement with Brookfield and certain of its affiliates. Please see the section titled “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” below for additional information.

Biographical Information of TerraForm Power’s Directors

Below is a list of names, ages and a brief account of the business experience of persons who serve as the Company’s directors until the next TerraForm Power annual meeting or, if the previously disclosed acquisition of TerraForm Power by Brookfield Renewable Partners L.P. (“Brookfield Renewable”) is consummated, until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified.

Name	Age	Position
Brian Lawson	60	Chair
Carolyn Burke	52	Independent Director
Christian S. Fong	43	Independent Director; Audit Committee Chair
Harry Goldgut	64	Director; Governance Committee Chair
Richard Legault	61	Director
Mark McFarland	50	Independent Director; Conflicts Committee Chair
Sachin Shah	43	Director

Brian Lawson, Chair of the Board

Mr. Lawson joined the Board in October 2017. He is a Vice Chair of Brookfield and served as the Chief Financial Officer of Brookfield from 2002 to 2020. As Chief Financial Officer, he was responsible for Brookfield’s global finance, treasury and risk management functions. He also sits on a number of its investment committees. Since joining Brookfield in 1988, Mr. Lawson has held a number of senior management positions in Brookfield’s investment and finance operations. In addition, Mr. Lawson serves as Director and Chief Executive Officer of Partners Value Investments Inc. Mr. Lawson was named Canada’s CFO of the Year in 2013 by PricewaterhouseCoopers, Financial Executives International Canada and Robert Half International. Mr. Lawson is a member of the Governing Council of the University of Toronto. The Board believes that Mr. Lawson’s extensive investment and finance experience makes him well qualified to serve as a member of the Board.

Carolyn Burke, Independent Director

Ms. Burke joined the Board in May 2018. Ms. Burke is the Chief Financial Officer of the Chevron Phillips Chemical Company, and has served in that role since February 2019. Prior to this role, Ms. Burke worked at Dynegy Inc. from 2011 until 2018, most recently serving as Executive Vice President of Strategy and Administration, where she had oversight over the company’s strategic planning and M&A activities, human resources and information technology. While at Dynegy, Ms. Burke also served in a variety of other executive roles, including Executive Vice President of Business Operations and Systems (including engineering, safety and environmental, supply chain and information technology), Chief Integration Officer and Chief Administration Officer, where she was responsible for investor relations, communications, regulatory affairs, information technology and human resources. From 2008 to 2011, Ms. Burke served as Global Controller for the Investment Bank, Global Commodities division of JPMorgan Chase. From 2004 to 2008, Ms. Burke worked at NRG Energy as Vice President and Corporate Controller and Executive Director of Financial Planning and Analysis. Ms. Burke holds an MBA in Finance and Strategic Planning from the Booth Graduate School of Business of the University of Chicago and a Bachelor of Arts Degree in Economics and Political Science from Wellesley College. The Board believes Ms. Burke’s experience as an executive officer of the companies described above makes her well qualified to serve as a member of the Board.

Christian S. Fong, Independent Director and Audit Committee Chair

Mr. Fong joined the Board in February 2017. Since 2017, Mr. Fong has served as the Chairman, President and Chief Executive Officer of Spruce Finance, a leading owner and operator of residential solar PV systems. He has also served as the Managing Partner of Fong Management L.L.C. since 2008, where he serves as an executive consultant to real asset, cleantech and financial services firms. Mr. Fong co-founded Renewable Energy Trust Capital (“RET”) in 2010 and served in multiple executive roles through 2016, including as RET’s Chief Operating Officer, Chief Investment Officer and Chief Financial Officer and also as a Director of RET. Prior to founding RET, Mr. Fong was a Managing Director and Head of Real Estate Capital Markets at AEGON / Transamerica and previously served as CEO of Corridor Recovery, Inc., as a consultant at McKinsey & Company, and as a candidate for Governor of Iowa. Mr. Fong holds an M.B.A. with High Distinction from Dartmouth College’s Tuck School of Business, and a B.S. in Statistics, summa cum laude, from Creighton University. He has earned the CFA and CCIM designations. The Board believes Mr. Fong’s extensive experience in renewable power makes him well qualified to serve as a member of the Board.

Harry Goldgut, Director and Governance Committee Chair

Mr. Goldgut joined the Board in October 2017. He is Vice Chair of Brookfield’s Renewable Group and Brookfield’s Infrastructure Group and provides strategic advice related to Brookfield’s open-end Infrastructure Fund. Mr. Goldgut serves as a Director of Isagen, the third largest power company in Colombia, and TransAlta Corporation, the owner and operator of a diverse fleet of electrical power generation assets in Canada, the United States and Australia. From 2015 to 2017, Mr. Goldgut served as the Executive Chairman of Brookfield’s infrastructure and renewable power groups. Mr. Goldgut, who has been with

Brookfield since 1997, led the expansion of Brookfield’s renewable power and utilities operations, with primary responsibilities for strategic initiatives and senior regulatory relationships. He played a role in the restructuring of the electricity industry in Ontario, Canada, as a member of several governmental committees, including the Electricity Market Design Committee, the Minister of Energy’s Advisory Committee, the Clean Energy Task Force, and the Ontario Energy Board Chair’s Advisory Roundtable. Mr. Goldgut also serves as a Director of the Princess Margaret Cancer Foundation. Mr. Goldgut attended the University of Toronto and holds an LL.B from Osgoode Hall Law School of York University. The Board believes Mr. Goldgut’s extensive experience in renewable power makes him well qualified to serve as a member of the Board.

Richard Legault, Director

Mr. Legault joined the Board in October 2017. He is Vice Chair of Brookfield’s Renewable Group. From 2015 to 2017, Mr. Legault served as the Executive Chairman of Brookfield’s Renewable Group. Mr. Legault sits on several boards for the Brookfield group, including that of Westinghouse Corporation, one of the largest nuclear technology and services companies globally, TransAlta Corporation, the owner and operator of a diverse fleet of electrical power generation assets in Canada, the United States and Australia, and until 2019, Isagen, the third largest power company in Colombia. From 1999 until 2015, Mr. Legault served as the Chief Executive Officer of Brookfield Renewable. He has been instrumental in the development and continued growth of Brookfield’s renewable business, which is now well established in North America, South America, Europe and Asia. Mr. Legault was Chief Financial Officer of Brookfield from 2000 to 2001, and in his 28 years with Brookfield has held several senior positions in operations, finance and corporate development. Mr. Legault also serves as Chair of the Board of Force Avenir Inc. and as a Director of the Force Avenir Foundation, a non-profit organization that promotes student engagement and perseverance in schools and universities across the Province of Quebec, Canada. The Board believes Mr. Legault’s extensive experience in renewable power makes him well qualified to serve as a member of the Board.

Mark McFarland, Independent Director and Conflicts Committee Chair

Mr. McFarland joined the Board in October 2017. Since December 2018, Mr. McFarland has served as the Executive Chairman of GenOn Energy, Inc. (“GenOn”), and previously served as President and Chief Executive Officer of GenOn from April 2017 until December 2018. Mr. McFarland also serves as a member of the board of directors of Chaparral Energy, as a member of the board of managers of Bruin E&P Partners and as the chair of the board of the Perot Museum of Nature and Science. Mr. McFarland also previously served as Chief Executive Officer of Luminant, a subsidiary of Energy Future Holdings, from 2013 to 2016. From 2008 to 2013, Mr. McFarland served in a dual role as Chief Commercial Officer of Luminant and Executive Vice President, Corporate Development and Strategy, of Energy Future Holdings. From 1999 to 2008, Mr. McFarland served in various roles at Exelon Corporation, including most recently as Senior Vice President, Corporate Development from 2005 to 2008 and Vice President, Exelon Generation from 2003 to 2005. Mr. McFarland has more than 25 years of experience and has held numerous executive positions with a broad range of responsibilities including operations, finance, commodity risk management and mergers and acquisitions. The Board believes Mr. McFarland’s experience as a director or executive officer of the companies described above makes him well qualified to serve as a member of the Board.

Sachin Shah, Director

Mr. Shah joined the Board in October 2017. He is a Managing Partner of the Brookfield Renewable Group and has served as Chief Executive Officer of Brookfield Renewable since August 2015. Mr. Shah joined Brookfield in 2002 and has held a variety of senior finance roles across the organization, including as Chief Financial Officer of Brookfield Renewable from 2011 to 2015. During his time with Brookfield, Mr. Shah has been instrumental in growing the platform into a global business diversified across multiple technologies. He is on the board of the Ryerson University Brookfield Institute for Innovation and Entrepreneurship. Mr. Shah holds a Bachelor of Commerce degree from the University of Toronto. He is a member of the Chartered Professional Accountants of Canada. The Board believes Mr. Shah’s extensive experience in renewable power and finance makes him well qualified to serve as a member of the Board.

Audit Committee

The Audit Committee is responsible for, among other matters: (i) appointing, retaining and evaluating the Company’s independent registered public accounting firm and approving all services to be performed by it, (ii) overseeing the Company’s independent registered public accounting firm’s independence, experience, qualifications and performance, (iii) overseeing the financial reporting process and discussing with management and the Company’s independent registered public accounting firm the interim and annual financial statements that the Company files with the SEC, (iv) reviewing and monitoring the Company’s critical accounting policies and practices, financial and accounting controls and compliance with legal and regulatory requirements, and (v) reviewing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The Company’s Audit Committee consists of Ms. Burke and Messrs. Fong and McFarland. The Board has determined that each of Ms. Burke and Messrs. Fong and McFarland qualify as independent directors according to the rules and regulations of the SEC and the Nasdaq with respect to audit committee membership. The Board has also determined that Ms. Burke and Mr. Fong each qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Fong has been designated as the Chair of the Audit Committee.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of the Company’s officers and employees, including our Chief Executive Officer and our Chief Financial Officer. The Company’s Code of Conduct includes a conflicts of interest policy and is available on its website at www.terraformpower.com. If the Company amends or grants a waiver of one or more of the provisions of its Code of Conduct, it intends to satisfy the requirements under SEC and Nasdaq rules regarding the disclosure of amendments to or waivers from provisions of its Code of Conduct by posting the required information on its website.

Item 11. Executive Compensation.

Biographical Information of the Company’s Executive Officers

Below is a list of names, ages and a brief account of the business experience of the Company’s executive officers as of April 29, 2020:

Name	Age	Position
John Stinebaugh	53	Chief Executive Officer
Michael Tebbutt	42	Chief Financial Officer
Kimball Osmars	68	Chief Operating Officer
William Fyfe	38	General Counsel and Secretary

John Stinebaugh, Chief Executive Officer

Mr. Stinebaugh has served as the Chief Executive Officer of the Company since October 2017 and brings over 20 years of infrastructure and power expertise to the Company. Mr. Stinebaugh has also been a Managing Partner with Brookfield since 2005. During his time with Brookfield, he has held a number of senior roles responsible for sourcing investment opportunities and overseeing operations, including oversight of Brookfield’s infrastructure debt business. Mr. Stinebaugh previously served as Chief Operating Officer and Chief Financial Officer of Brookfield Property Group and as Chief Financial Officer and Head of North America for Brookfield Infrastructure Group. Prior to joining Brookfield, Mr. Stinebaugh worked at Credit Suisse Securities in the energy group with responsibility for mergers and acquisitions and leveraged financings. He graduated with honors with a degree in economics from Harvard University.

Michael Tebbutt, Chief Financial Officer

Mr. Tebbutt has served as the Chief Financial Officer of the Company since November 2018. Mr. Tebbutt first joined Brookfield in 2011, where he held a series of senior finance positions, most recently as Chief Financial Officer at Brookfield Properties in its U.S. retail business from April 2017 until November 2018. Previously, he served as Chief Financial Officer at Brookfield Infrastructure Asia Pacific’s operations from 2014 to 2017. Prior to joining Brookfield, Mr. Tebbutt worked for the accounting firm PricewaterhouseCoopers in Sydney and New York. Mr. Tebbutt holds a Bachelor degree in Business from the University of Technology, Sydney and is a Chartered Accountant.

Kimball Osmars, Chief Operating Officer

Mr. Osmars has served as the Chief Operating Officer of the Company since March 2020 and is responsible for all operations and regulatory affairs of the Company. Mr. Osmars has over 35 years of operating experience and expertise, having previously held a number of leadership roles with the Company and Brookfield Renewable. Mr. Osmars joined the Company in October 2017 as Senior Vice President of Operations. Prior to this, Mr. Osmars was held various roles with Brookfield Renewable, most recently as Senior Vice President of Business Development from June 2016 to October 2017 and as Regional Chief Operating Officer– West from May 2014 to June 2016. Mr. Osmars holds a Bachelor of Science degree from Lakehead University and a Masters of Business Administration from York University.

William Fyfe, General Counsel and Secretary

Mr. Fyfe has served as the General Counsel and Secretary of the Company since August 2018. In that capacity, he has overall responsibility for the legal function of the Company, which includes overseeing all corporate governance, public company, and transaction execution matters. Since joining Brookfield in 2014, Mr. Fyfe has held a number of positions in Brookfield’s renewable power business. Prior to joining Brookfield, Mr. Fyfe worked at leading law firms in New York, London and Toronto, where he focused on the renewable energy sector. Mr. Fyfe holds an LL.B and B.C.L. from McGill University.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of the compensation that applied to the Company’s “named executive officers” for the 2019 fiscal year, which consisted of the following individuals:

•John Stinebaugh, Chief Executive Officer;

•Michael Tebbutt, Chief Financial Officer;

•William Fyfe, General Counsel and Secretary; and

•Valerie Hannah, former Chief Operating Officer.

Brookfield employs Messrs. Stinebaugh, Tebbutt and Fyfe. Brookfield directly set and paid the compensation for each of these individuals in respect of the 2019 fiscal year. The services performed by the Company’s named executive officers that are employees of Brookfield are included in the base management fee the Company pays to Brookfield under the Brookfield MSA (as defined and described further in “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS”). No other expenses are incurred by the Company for these services and the Company is not able to segregate the portion of the base management fee attributable solely to compensation of the Company’s named executive officers that are employees of Brookfield.

On June 20, 2019, the Company held its 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”). At the 2019 Annual Meeting, TerraForm Power’s stockholders approved, on a non-binding advisory basis, the compensation of TerraForm Power’s named executive officers pursuant to its say-on-pay vote proposal. While the Company did not make any changes to its compensation program as a result of the say-on-pay vote at the 2019 Annual Meeting, the Board will continue to review and consider the results of say-on-pay votes when evaluating future compensation of the Company’s named executive officers to the extent it is determined by the Company.

At the Company’s 2017 annual meeting, the Company’s stockholders voted on, among other matters, an advisory proposal regarding the frequency of holding a say on pay vote. A majority of the votes cast on the frequency proposal were cast in favor of holding a say on pay vote every year, which was consistent with the recommendation of the Board. The Board considered the voting results with respect to the frequency proposal and other factors, and the Board currently intends to hold a say on pay vote every year until the next required advisory vote on the frequency of holding say on pay votes at TerraForm Power’s 2023 annual meeting.

Elements of Executive Compensation for 2019

Ms. Hannah, who served as Chief Operating Office of the Company until March 16, 2020, was the only named executive officer employed or compensated by the Company in 2019. The Company used two primary elements of compensation in its executive compensation program in 2019: base salary and discretionary annual bonuses.

Base Salary

The Company paid Ms. Hannah a base salary based on her experience, skills, knowledge, and responsibilities. The Company believes base salary is an important element in the Company’s overall compensation program because it provides a fixed element of compensation that reflects job responsibilities and value to the Company.

Discretionary Annual Bonus and Restricted Stock Units

In 2019, Ms. Hannah was eligible to receive an annual bonus consisting of a cash bonus and a restricted stock unit (“RSU”) award. The Company has not adopted a formal or informal annual bonus arrangement with pre-set performance goals. Rather, any determination to pay a cash bonus and/or an RSU award is based on subjective judgment with respect to the past performance of the individual and the overall performance of the Company. The amount of Ms. Hannah’s discretionary bonus for 2019 was based on her individual performance and accomplishments during 2019 and is reflected in the “Bonus” column of the Summary Compensation Table. In 2019, Ms. Hannah was awarded a cash bonus of $345,000 and a long-term equity award of 19,228 RSUs. Ms. Hannah’s 2019 RSU award was based on her performance in 2018 but granted in 2019. The RSUs were awarded on March 25, 2019 under the TerraForm Power, Inc. 2018 Amended and Restated Long-Term Incentive Plan (the “2018 LTIP”). The RSUs vest over a three-year period beginning on February 5, 2019 as follows: 25% on February 5, 2020, 25% on February 5, 2021 and 50% on February 5, 2022, generally subject to Ms. Hannah’s continued employment through the applicable vesting date. Under the 2018 LTIP, if Ms. Hannah’s employment with the Company or one if its affiliates is terminated without cause or good reason during the twelve-month period following a change in control, all of her unvested RSUs will become vested. The 2018 LTIP also provides that the Governance Committee may amend the terms of equity awards in its discretion.

No Employment Agreements

The Company is not party to any employment agreements with any of its named executive officers or current executive officers.

Compensation Risk Assessment

As a publicly traded company, the Company is subject to SEC rules regarding risk assessment. Those rules require a publicly traded company to determine whether any of its existing incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on the company. The Company does not believe that its incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table presents summary information concerning the compensation that was paid to Ms. Hannah during the 2019 fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Total ($)
Valerie Hannah, Chief Operating Officer	2019	370,800	345,000	234,005	949,805
	2018	249,231(2)	407,000	—	656,231
———
(1) The amount in this column reflects the aggregate grant date fair value of the RSUs granted, computed in  accordance with FASB ASC Topic 718 and based on the valuation assumptions described in Note 17 to our consolidated financial statements included in our Initial Form 10-K.
(2) Ms. Hannah was a Brookfield employee until April 2018, at which point she became an employee of the Company. Ms. Hannah’s compensation was initially set by Brookfield, and the Company did not incur any direct expense for her services as Chief Operating Officer until April 2018. This amount represents the prorated compensation paid by the Company to Ms. Hannah for her services as Chief Operating Officer beginning April 2018 until December 31, 2018.

Potential Payments Upon Termination or Change in Control

Because Messrs. Stinebaugh, Tebbutt and Fyfe are not employees of the Company, they are not eligible for any cash payments or benefits from the Company upon termination or change in control occurring on December 31, 2019. Ms. Hannah was an employee of the Company as of December 31, 2019, but was also not entitled to any cash payments by the Company upon a termination of employment or change in control occurring on December 31, 2019. The 19,228 RSUs held by Ms. Hannah as of December 31, 2019 are subject to vesting if her employment is terminated without cause or for good reason within 12 months following a change in control. The value of those RSUs that would have become vested upon such a termination occurring on December 31, 2019 was equal to $295,919 based on the December 31, 2019 closing price of $15.39 per share.

Pay Ratio Disclosure

As a result of the rules adopted under the Dodd-Frank Act, the SEC requires disclosure of the CEO to median employee pay ratio. To determine its median employee, the Company prepared a list of all employees of the Company as of December 31, 2019 and calculated total cash compensation of its median employee for the 2019 fiscal year based on payroll data. As of December 31, 2019, the Company had 226 employees (including full-time and part-time employees). For purposes of this list, total cash compensation included salary, bonus and the value of RSUs that vested in 2019. Wages and salaries were annualized for permanent employees that were not employed for the full year of 2019. The total compensation of the Company’s median employee in respect of the 2019 fiscal year was $109,642 As described above, the Company’s CEO, Mr.

Stinebaugh is employed by Brookfield. Mr. Stinebaugh provides services to the Company under the Brookfield MSA and does not receive any direct compensation from the Company for his services as the Company’s CEO. As such, a ratio of the total compensation of the Company’s CEO to its median employee’s total compensation would not be meaningful and is not presented.

Policy Prohibiting Hedging and Pledging

The Company considers it improper and inappropriate for its directors, officers and employees to engage in any transactions that hedge or offset, or are designed to hedge or offset, any decrease in the value of the Company’s securities. As such, the Company’s insider trading policy prohibits all of our directors, officers and employees from engaging in any speculative or hedging transactions or any other transactions that are designed to offset any decrease in the value of its securities. The Company’s insider trading policy also prohibits all our directors, officers and employees from holding our securities in a margin account or pledging our securities as collateral for a loan except in certain limited circumstances pre-approved by the Chief Financial Officer or General Counsel, and if such officer deems appropriate, the Governance Committee, when a person wishes to pledge the Company’s securities as collateral for a loan. None of the Company’s directors or executive officers has pledged shares of the Company’s securities as collateral for a loan or hold the Company’s securities in a margin account.

Governance Committee Interlocks and Insider Participation

None.

2019 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs during 2019. Please see the “Outstanding Equity Awards at Fiscal Year-End” table below for additional information regarding the vesting parameters that are applicable to these awards.

Name	Grant date	All other stock awards: number of shares of stock or units (#)	Grant date fair value of stock and option awards ($)
Valerie Hannah	March 25, 2019	19,228	234,005

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2019.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Valerie Hannah	19,228	295,919
———
(1) The RSUs vest over a three-year period beginning on February 5, 2019 as follows: 25% on February 5, 2020, 25% on February 5, 2021 and 50% on February 5, 2022, generally subject to Ms. Hannah’s continued employment with the Company or its affiliates through the applicable vesting date.
(2) Amounts reported are based on the fair market value of our common stock on December 31, 2019 ($15.39 per share), the last trading day of 2019.

Director Compensation

The Company’s directors who are not officers or employees of TerraForm Power or Brookfield are entitled to compensation for their service as “non-employee directors” as set by the Board upon the recommendation of its Governance Committee. As determined by the Board upon the recommendation of its Governance Committee, the Company’s non-employee directors are entitled to the following fees for their service on the Board and its committees:

•$150,000 annual cash retainer for each non-employee director, payable on a pro-rated quarterly basis;

•$20,000 additional annual cash retainer for the Chair of the Audit Committee, payable on a pro-rated quarterly basis; and

•$20,000 additional annual cash retainer for the Chair of the Conflicts Committee, payable on a pro-rated quarterly basis.

Each member of the Board will be indemnified for actions associated with being a director to the fullest extent permitted under Delaware law.

2019 Director Compensation

The following table sets forth information about the compensation of each of the Company’s non-employee directors during the 2019 fiscal year. Messrs. Goldgut, Lawson, Legault and Shah are employees of Brookfield and did not receive any compensation from the Company for their service on the Board in 2019.

Name	Fees Earned or Paid in Cash	Total(1)
Carolyn Burke	$150,000	$150,000
Christian S. Fong	170,000	170,000
Mark McFarland	170,000	170,000
———
(1) None of the Company’s non-employee directors held outstanding equity awards with respect to the Company at the end of the 2019 fiscal year.

REPORT OF THE

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE OF THE BOARD

The Board has determined that its Governance Committee may be treated as the Company’s ‘compensation committee’ for disclosure purposes with respect to the year ended December 31, 2019.

The Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Governance Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

Harry Goldgut, Chair
Christian S. Fong
Mark McFarland

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company’s voting securities as of April 15, 2020 by:

•each person known by the Company to be the beneficial owner of more than 5% of any class of its voting securities;
•each of the Company’s directors;
•each of the Company’s named executive officers; and
•all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote below, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13D or 13G or other reports filed with the SEC.

This table lists applicable percentage ownership based on 226,521,289 shares of the Company’s Class A common stock (“Common Stock”) outstanding as of April 15, 2020. Shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within 60 days of April 15, 2020, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o TerraForm Power, Inc., 200 Liberty Street, 14th Floor, New York, New York 10281.

	Common Stock Number of Shares	Percent of Class
Beneficial Owner:
Brookfield Asset Management Inc.(1)	139,631,666	61.64%
Directors and Named Executive Officers:
John Stinebaugh...............................................................................................	8,100	*
Michael Tebbutt...............................................................................................	—	*
Valerie Hannah(2)..............................................................................................	4,807	*
William Fyfe.....................................................................................................	—	*
Brian Lawson....................................................................................................	—	*
Carolyn Burke...................................................................................................	—	*
Christian S. Fong..............................................................................................	2,000	*
Harry Goldgut....................................................................................................	—	*
Richard Legault................................................................................................	—	*
Mark McFarland...............................................................................................	—	*
Kimball Osmars(3) ............................................................................................	3,605	*
Sachin Shah.......................................................................................................	—	*
Directors and Executive Officers as a group (11 persons)........................	18,512	*
———
* Less than one percent
(1) As set forth in the Schedule 13D/A filed with the SEC on March 20, 2020, according to which Brookfield Asset Management Inc., Partners Limited, Brookfield BRP Holdings (Canada) Inc., BBHC Orion Holdco L.P., Brookfield Asset Management Private Institutional Capital Adviser (Canada), L.P., Brookfield Infrastructure Fund III GP LLC, Orion US GP LLC and Orion US Holdings 1 LP (collectively, the “Brookfield Group”) share voting and dispositive power over 139,631,666 shares of Common Stock. The address for each member of the Brookfield Group is 181 Bay Street, Suite 300, Brookfield Place, Toronto, Ontario M5J 2T3, Canada.
(2) Ms. Hannah served as Chief Operating Officer of the Company until March 16, 2020.
(3) Mr. Osmars has served as Chief Operating Officer of the Company since March 17, 2020.

Equity Compensation Plan

The following table sets forth information with respect to all of the Company’s equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders..............................................................................	191,936	N/A	3,734,185(2)
Equity compensation plans not approved by security holders..............................................................................	N/A	N/A	N/A
Total................................................................................	191,936	—	3,734,185
———
(1) Consists of 191,936 outstanding restricted stock units. Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2) These shares are currently issuable under the 2018 LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Independence of the Board

For purposes of the applicable Nasdaq rules, TerraForm Power is a “controlled company.” Controlled companies under those rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Brookfield controls more than 50% of the combined voting power of the Company’s Common Stock and, as a result, has and will continue to have the right to designate a majority of the members of the Board for nomination for election and the voting power to elect such directors.

Specifically, as a controlled company, the Company is not required to have (i) a majority of independent directors, (ii) a nominating/corporate governance committee, (iii) a compensation committee or (iv) an annual performance evaluation of the nominating/corporate governance and compensation committee. The Company currently relies on the exceptions with respect to establishing a compensation committee and annual performance evaluations of such committee. Accordingly, its stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the applicable stock exchange rules. The controlled company exemption does not modify the independence requirements for the Audit Committee, and the Company complies with the requirements of the Sarbanes-Oxley Act and the applicable Nasdaq rules, which require that the Company’s Audit Committee be composed of at least three members, each of whom is independent. In addition, the Company maintains a Conflicts Committee which is comprised of three independent directors and a Nominating and Corporate Governance Committee (or Governance Committee) which is comprised of a majority of independent directors.

The Board has determined that each of Ms. Burke and Messrs. Fong and McFarland qualify as independent directors according to the rules and regulations of the SEC and Nasdaq.

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

On March 16, 2020, pursuant to the Brookfield Proposal, the Company and Brookfield Renewable and certain of their affiliates entered into the Reorganization Agreement for Brookfield Renewable to acquire all of the Company's outstanding shares of Common Stock, other than the approximately 62% currently owned by Brookfield Renewable and its affiliates. Pursuant to the Reorganization Agreement, each holder of a share of Common Stock that is issued and outstanding immediately prior to the consummation of the Transactions will receive, at each such stockholder’s election, 0.381 of a Brookfield Renewable limited partnership unit or of a Class A exchangeable subordinate voting share of Brookfield Renewable Corporation, a Canadian subsidiary of Brookfield Renewable which is expected to be publicly listed as of the consummation of the Transactions. The Special Committee has unanimously recommended that the Company’s unaffiliated stockholders approve the Transactions. Consummation of the Transactions is subject to the non-waivable approval of a majority of the Company’s stockholders not affiliated with Brookfield Renewable, receipt of required regulatory approvals and other customary closing conditions.

The Consummation of the Brookfield Sponsorship Transaction

Prior to the consummation of the merger and sponsorship transaction with affiliates of Brookfield on October 16, 2017 (referred to as the “2017 merger”), the Company was a controlled affiliate of SunEdison, Inc. Upon the consummation of the 2017 merger on October 16, 2017, a change of control of the Company occurred, and, as a result, Orion Holdings, an affiliate of Brookfield, held 51% of the voting securities of the Company as of the closing date, and the Company became a controlled affiliate of Brookfield. On June 11, 2018, Orion Holdings and NA HoldCo collectively purchased in a private placement 60,975,609 shares of Common Stock. On October 8, 2019, in connection with an underwritten registered public offering by the Company consummated on the same day (referred to as the “2019 public offering”), BBHC Orion Holdco L.P. purchased in a private placement 2,981,514 shares of Common Stock. As a result of these offerings, affiliates of Brookfield currently hold approximately 62% of Common Stock as of April 15, 2020.

In addition, pursuant to the Company’s Certificate of Incorporation, as amended and restated as of October 16, 2017, four out of seven individuals on the Board are designated by Orion Holdings initially and by any of Brookfield and its affiliates who is party to the Governance Agreement (as described below) and designated as a sponsor pursuant to the Governance Agreement. Four out of seven individuals on the Board are currently employees of Brookfield and its affiliates.

At or prior to the effective time of the 2017 merger, the Company and Brookfield and certain of its affiliates entered into a suite of agreements providing for sponsorship arrangements, as are more fully described below.

Brookfield Master Services Agreement

The Company entered into a master services agreement (referred to as the “Brookfield MSA”) dated October 16, 2017 with Brookfield and certain of its affiliates (referred to collectively as the “MSA providers”) pursuant to which the MSA providers provide certain management and administrative services to the Company, including the provision of strategic and investment management services. As consideration for the services provided or arranged for by Brookfield and certain of its affiliates pursuant to the Brookfield MSA, the Company pays a base management fee on a quarterly basis that is paid in arrears and calculated as follows:

•for each of the first four quarters following the closing date of the 2017 merger, a fixed component of $2.5 million per quarter (subject to proration for the quarter including the closing date of the 2017 merger) plus 0.3125% of the market capitalization value increase for such quarter;
•for each of the next four quarters, a fixed component of $3.0 million per quarter, adjusted annually for inflation, plus 0.3125% of the market capitalization value increase for such quarter; and
•thereafter, a fixed component of $3.75 million per quarter, adjusted annually for inflation, plus 0.3125% of the market capitalization value increase for such quarter.

For purposes of calculating the quarterly payment of the base management fee, the term “market capitalization value increase” means, for any quarter, the increase in value of the Company’s market capitalization for such quarter, calculated by multiplying the number of outstanding shares of Common Stock as of the last trading day of such quarter by the difference between (x) the volume-weighted average trading price of a share of Common Stock for the trading days in such quarter and (y) $9.52. If the difference between (x) and (y) in the market capitalization value increase calculation for a quarter is a negative number, then the market capitalization value increase is deemed to be zero.

Pursuant to the Brookfield MSA, the Company recorded a charge of $26.8 million within General and administrative expenses - affiliate in the consolidated statements of operations for the year ended December 31, 2019. The balance payable under the Brookfield MSA was $8.6 million in the consolidated balance sheets as of December 31, 2019.

Sponsor Line Agreement

On October 16, 2017, the Company entered into a credit agreement (referred to as the “sponsor line”) with Brookfield and one of its affiliates. The sponsor line establishes a $500.0 million secured revolving credit facility and provides for the lenders to commit to make LIBOR loans to the Company during a period not to exceed three years from the effective date of the sponsor line (subject to acceleration for certain specified events).

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

In addition to paying interest on outstanding principal under the sponsor line, the Company is required to pay a standby fee of 0.50% per annum in respect of the unutilized commitments thereunder, payable quarterly in arrears. As a consideration for entering into the sponsor line credit facility, the Company paid Brookfield an upfront fee of $5.0 million representing 1% of the credit facility amount during the year ended December 31, 2017, which is recorded within “other assets” in the consolidated balance sheets.

The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the sponsor line at any time without premium or penalty, other than customary “breakage” costs. The Company’s obligations under the sponsor line are secured by first-priority security interests in substantially all assets of the Company, including 100% of the capital stock of TerraForm Power, LLC, in each case subject to certain exclusions set forth in the credit documentation governing the sponsor line.

As of December 31, 2019, there were no amounts drawn under the Sponsor Line. Total interest expense, including the amortization of the deferred financing costs incurred on the Sponsor Line for the year ended December 31, 2019 amounted to $4.2 million.

Relationship Agreement

The Company entered into a relationship agreement (referred to as the “Relationship Agreement”) dated October 16, 2017 with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The rights of the Company under the Relationship Agreement are subject to certain exceptions and consent rights set out therein. The Company did not acquire any renewable energy facilities from Brookfield during the year ended December 31, 2019.

Governance Agreement

The Company entered into a governance agreement (referred to as the “Governance Agreement”) dated October 16, 2017 with Orion Holdings and any controlled affiliate of Brookfield (other than the Company and its controlled affiliates) that by the terms of the Governance Agreement from time to time becomes a party thereto. The Governance Agreement establishes certain rights and obligations of the Company and controlled affiliates of Brookfield that own voting securities of the Company relating to the governance of the Company and the relationship between such affiliates of Brookfield and the Company and its controlled affiliates, including, for so long as the Brookfield MSA remains in effect, providing for the right of Orion Holdings to appoint the Chief Executive Officer, Chief Financial Officer and General Counsel of the Company. Currently, the Chief Executive Officer, Chief Financial Officer and the General Counsel are employees of Brookfield and its affiliates.

On June 11, 2018, Orion Holdings, NA HoldCo and the Company entered into a Joinder Agreement pursuant to which NA HoldCo became a party to the Governance Agreement. On June 29, 2018, a second Joinder Agreement was entered into among Orion Holdings, NA HoldCo, BBHC Orion Holdco L.P. and the Company pursuant to which BBHC Orion Holdco L.P. became a party to the Governance Agreement.

Registration Rights Agreement

The Company also entered into a registration rights agreement (referred to as the “Registration Rights Agreement”) on October 16, 2017 with Orion Holdings. The Registration Rights Agreement governs the rights and obligations of the Company, on the one hand, and Brookfield and its affiliates, on the other hand, with respect to the registration for resale of all or a part of the Common Stock held by Brookfield or any of its affiliates that become party to the Registration Rights Agreement.

On June 11, 2018, Orion Holdings, NA HoldCo and the Company entered into a Joinder Agreement pursuant to which NA HoldCo became a party to the Registration Rights Agreement. On June 29, 2018, a second Joinder Agreement was entered into among Orion Holdings, NA HoldCo, BBHC Orion HoldCo L.P. and the Company pursuant to which BBHC Orion HoldCo L.P. became a party to the Registration Rights Agreement.

New Terra LLC Agreement

The Company and BRE Delaware, Inc., an indirectly wholly owned subsidiary of Brookfield, entered into an amended and restated limited liability company agreement of TerraForm Power, LLC (as amended from time to time, referred to as the “New Terra LLC Agreement”) dated October 16, 2017. The New Terra LLC Agreement, among other things, reset the IDR thresholds of TerraForm Power, LLC to establish a first distribution threshold of $0.93 per share of Common Stock and a second distribution threshold of $1.05 per share of Common Stock. As a result of the New Terra LLC Agreement, amounts distributed from TerraForm Power, LLC are distributed on a quarterly basis as follows:

•first, to the Company in an amount equal to the Company’s outlays and expenses for such quarter;
•second, to holders of TerraForm Power, LLC Class A units (referred to as “Class A units”), until an amount has been distributed to such holders of Class A units that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Common Stock of $0.93 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Common Stock) if such amount were distributed to all holders of shares of Common Stock;
•third, 15% to the holders of the IDRs pro rata and 85% to the holders of Class A units until a further amount has been distributed to holders of Class A units in such quarter that would result, after taking account of all taxes payable by the Company in respect of the taxable income attributable to such distribution, in a distribution to holders of shares of Common Stock of an additional $0.12 per share (subject to adjustment for distributions, combinations or subdivisions of shares of Common Stock) if such amount were distributed to all holders of shares of Common Stock; and
•thereafter, 75% to holders of Class A units pro rata and 25% to holders of the IDRs pro rata.

The Company made no IDR payments during the year ended December 31, 2019.

Other Brookfield Transactions and Agreements

2018 Private Placement

On June 11, 2018, pursuant to a support agreement between Brookfield and the Company, the Company and certain affiliates of Brookfield entered into a Class A Common Stock Purchase Agreement pursuant to which affiliates of Brookfield collectively purchased in a private placement a total of 60,975,609 shares of Common Stock for a price per share of $10.66, representing total consideration of approximately $650.0 million.

2019 Private Placement

On October 3, 2019, the Company entered into an underwriting agreement with RBC Capital Markets, LLC, as representative of the several underwriters named therein (collectively referred to as the underwriters), relating to the issuance and sale of 14,907,573 shares of Common Stock at a price to the underwriters of $16.77 per share in connection with the 2019 offering. In connection with the consummation of the 2019 public offering, on October 8, 2019, BBHC Orion Holdco L.P. and the Company entered into the Class A Common Stock Purchase Agreement pursuant to which BBHC Orion Holdco L.P. purchased in a private placement 2,981,514 shares of Common Stock at a price of $16.77 per share for aggregate consideration of $50.0 million.

New York Office Lease & Co-tenancy Agreement

In May 2018 and in connection with the relocation of the Company’s corporate headquarters to New York City, the Company entered into a lease for office space and related co-tenancy agreement with affiliates of Brookfield for a ten-year term. The Company recorded $0.9 million of charges within general and administrative expenses - affiliate in the consolidated statements of operations during the year ended December 31, 2019.

Acquisition-related Services

During the year ended December 31, 2019, an affiliate of Brookfield incurred $1.4 million for services and fees payable on behalf of the Company in relation to acquisitions in Spain. These costs primarily represent professional fees for legal, valuation and accounting services.

Commodity Contracts

During the year December 31, 2018, the Company entered into agreements with an affiliate of Brookfield regarding the financial swap of certain commodity contracts. These agreements were entered on a flow-through, cost-reimbursement basis, and did not result in any fees or other amounts payable by the Company to any Brookfield affiliate. During the year ended December 31, 2019, a total of $0.5 million was recorded pursuant to these agreements on a cost-reimbursement basis by the Company to the Brookfield counterparty.

Due from Affiliate

The $0.5 million due from affiliates amount reported on the consolidated balance sheets as of December 31, 2019 represents a receivable from certain affiliates of Brookfield, as a result of payments made by the Company on their behalf primarily related to professional fees and rent for shared corporate headquarters, compensation for certain employees that provided services to both companies and certain information technology services. There was no right of set-off with respect to these receivables from affiliates and the payables to the other Brookfield affiliates described herein, and thus these amounts were separately reported in due from affiliate in the consolidated balance sheets.

Due to Affiliates

The $11.5 million due to affiliates amount reported on the consolidated balance sheets as of December 31, 2019, represented (i) $8.6 million payable to affiliates of Brookfield for the Brookfield MSA base management fee for the fourth quarter of 2019, (ii) $1.4 million for services and fees incurred by an affiliate of Brookfield on behalf of the Company related to acquisitions in Spain, (iii) $0.6 million standby fee payable under the Sponsor Line, (iv) $0.5 million payable for commodity contracts executed on behalf of the Company on a cost-reimbursement basis, and (v) $0.4 million payable related to rent, office charges and other services to affiliates of Brookfield related to the Company’s corporate headquarters in New York.

During the year ended December 31, 2019, the Company paid affiliates of Brookfield $22.4 million for the Brookfield MSA base management fee, with $1.9 million representing standby fee interest payable under the Sponsor Line, and $3.6 million for leasehold improvements, rent, office charges and other services with affiliates of Brookfield.

Agreements with X-Elio Energy

On December 18, 2019, the Company acquired an approximately 45 MW portfolio of utility-scale solar photovoltaic power generation assets in Spain (“PV Solar Acquisition”) from subsidiaries of X-Elio Energy, S.L. (“X-Elio”). Contemporaneously with the closing of the PV Solar Acquisition, Brookfield and certain of its institutional partners acquired a 50% interest in X-Elio.

The PV Solar Acquisition was made pursuant to three share purchase agreements with X-Elio (collectively the “X-Elio SPAs”). In connection with the X-Elio Acquisition, on the closing date, the Company entered into a Transitional Services Agreement (the “X-Elio TSA”) with X-Elio. The X-Elio TSA provides for X-Elio to support the Company on a transitional basis by providing certain accounting and other services for an initial three-month term that may be extended at the election of the Company for an additional three-month term. In addition, the subsidiaries acquired by the Company on the closing date were party to existing O&M agreements with X-Elio (collectively, the “X-Elio O&M Agreements”), pursuant to which X-Elio provided O&M services to the acquired solar power assets. Under the terms of the X-Elio SPAs, the X-Elio O&M Agreements will remain in effect for a maximum 12-month term after the closing date, subject to earlier termination at the Company’s election, for a total consideration of €1.0 million per annum (equivalent to $1.1 million as of December 31, 2019). Under the X-Elio SPAs, certain indemnity and other obligations remain in place post-closing of the acquisition but no post-closing payments are expected to be made by either party in the ordinary course.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents the aggregate fees billed or to be billed to the Company for the fiscal year ended December 31, 2019 by Ernst & Young LLP, the Company’s principal independent registered public accounting firm for the last two fiscal years.

	Year Ended December 31,
(in thousands)	2019	2018
Audit fees(1).....................................................................................................................	$11,169	$8,042
Audit-related fees............................................................................................................	—	—
Tax fees(2)........................................................................................................................	829	714
All other fees...................................................................................................................	—	—
Total................................................................................................................................	$11,998	$8,756
———
(1) Audit fees represent the fees and out-of-pocket expenses for the audit of the Company’s annual consolidated financial statements included in its Annual Reports on Form 10-K and the review of the quarterly consolidated condensed financial included in its Quarterly Reports on Form 10-Q, the fees for the issuance of comfort letter and consents and the statutory audits of certain subsidiaries of the Company.
(2) Tax fees include the fees for partnership and international tax compliance services.

All fees described above were approved by the Company’s Audit Committee, except for $1.7 million in audit fees for 2019 that are subject to review and approval by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm. The Audit Committee pre-approves specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

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

TERRAFORM POWER, INC.
(Registrant)

Date:	April 29, 2020	By:	/s/ JOHN STINEBAUGH
John Stinebaugh
Chief Executive Officer