Form 10-Q
period 2020-03-31
TerraForm Power, Inc.
filed 2020-05-11
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of April 30, 2020, there were 226,521,289 shares of Class A common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019:

•risks related to the proposed acquisition of all our outstanding Class A common stock by an affiliate of Brookfield Asset Management Inc. (“Brookfield”) including whether it will be approved by shareholders and ultimately consummated;
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
•risks related to the COVID-19 pandemic, including its impact on personnel, contract counterparties, power prices and financial markets;
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

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in subsequent Quarterly Reports, as well as additional factors we may describe from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and you should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Operating revenues, net	$246,762	$225,332
Operating costs and expenses:
Cost of operations	57,864	60,751
General and administrative expenses	26,217	23,162
General and administrative expenses - affiliate	9,777	5,164
Acquisition costs	355	182
Acquisition costs - affiliate	654	—
Depreciation, accretion and amortization expense	122,391	106,969
Total operating costs and expenses	217,258	196,228
Operating income	29,504	29,104
Other expenses (income):
Interest expense, net	77,959	86,287
Loss (gain) on modification and extinguishment of debt, net	3,593	(5,543)
Gain on foreign currency exchange, net	(4,871)	(8,752)
Other income, net	(4,392)	(2,680)
Total other expenses, net	72,289	69,312
Loss before income tax expense	(42,785)	(40,208)
Income tax expense (benefit)	24,461	(4,151)
Net loss	(67,246)	(36,057)
Less: Net income (loss) attributable to redeemable non-controlling interests	12	(9,381)
Less: Net loss attributable to non-controlling interests	(12,187)	(18,049)
Net loss attributable to Class A common stockholders	$(55,071)	$(8,627)

Weighted average number of shares:
Class A common stock - Basic and diluted	226,513	209,142

Loss per share:
Class A common stock - Basic and diluted	$(0.24)	$(0.04)

Distributions declared per share:
Class A common stock	$0.2014	$0.2014

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(67,246)	$(36,057)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Net unrealized gain arising during the period	10,264	4,822
Hedging activities:
Net unrealized loss arising during the period	(36,977)	(9,160)
Reclassification of net realized gain into earnings	(1,842)	(2,911)
Other comprehensive loss, net of tax	(28,555)	(7,249)
Total comprehensive loss	(95,801)	(43,306)
Less comprehensive income (loss) attributable to non-controlling interests:
Net income (loss) attributable to redeemable non-controlling interests	12	(9,381)
Net loss attributable to non-controlling interests	(12,187)	(18,049)
Hedging activities	(246)	676
Comprehensive loss attributable to non-controlling interests	(12,421)	(26,754)
Comprehensive loss attributable to Class A common stockholders	$(83,380)	$(16,552)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$249,220	$237,480
Restricted cash, current	42,907	35,657
Accounts receivable, net	190,745	167,865
Due from affiliates	1,729	499
Derivative assets, current	23,260	15,819
Deposit on acquisitions	12,985	24,831
Prepaid expenses	16,728	13,514
Other current assets	56,863	57,682
Total current assets	594,437	553,347

Renewable energy facilities, net, including consolidated variable interest entities of $3,156,511 and $3,188,508 in 2020 and 2019, respectively	7,759,853	7,405,461
Intangible assets, net, including consolidated variable interest entities of $678,894 and $690,594 in 2020 and 2019, respectively	1,921,229	1,793,292
Goodwill	167,989	127,952
Restricted cash	98,374	76,363
Derivative assets	50,217	57,717
Other assets	43,030	44,504
Total assets	$10,635,129	$10,058,636

Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $65,959 and $55,089 in 2020 and 2019, respectively	$475,662	$441,951
Accounts payable, accrued expenses and other current liabilities	188,612	178,796
Due to affiliates	13,073	11,510
Derivative liabilities, current portion	63,515	33,969
Total current liabilities	740,862	666,226

Long-term debt, less current portion, including consolidated variable interest entities of $1,162,180 and $932,862 in 2020 and 2019, respectively	6,287,131	5,793,431
Operating lease obligations, less current portion, including consolidated variable interest entities of $138,486 and $138,816 in 2020 and 2019, respectively	286,620	272,894
Asset retirement obligations, including consolidated variable interest entities of $118,961 and $116,159 in 2020 and 2019, respectively	315,146	287,288
Derivative liabilities	242,494	101,394
Deferred income taxes	197,850	194,539
Other liabilities	103,191	112,072
Total liabilities	8,173,294	7,427,844

Redeemable non-controlling interests	8,010	22,884
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 227,585,636 and 227,552,105 shares issued in 2020 and 2019, respectively	2,277	2,276
Additional paid-in capital	2,480,684	2,512,891
Accumulated deficit	(563,358)	(508,287)
Accumulated other comprehensive (loss) income	(16,664)	11,645
Treasury stock, 1,064,347 and 1,051,298 shares in 2020 and 2019, respectively	(15,412)	(15,168)
Total TerraForm Power, Inc. stockholders’ equity	1,887,527	2,003,357
Non-controlling interests	566,298	604,551
Total stockholders’ equity	2,453,825	2,607,908
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$10,635,129	$10,058,636

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2018	209,642	$2,096	$2,391,435	$(359,603)	$40,238	(500)	$(6,712)	$2,067,454	$1,040,771	$(373,420)	$117	$667,468	$2,734,922
Stock-based compensation	—	—	160	—	—	—	—	160	—	—	—	—	160
Net loss	—	—	—	(8,627)	—	—	—	(8,627)	—	(18,049)	—	(18,049)	(26,676)
Distributions to Class A common stockholders	—	—	(41,987)	—	—	—	—	(41,987)	—	—	—	—	(41,987)
Other comprehensive (loss) income	—	—	—	—	(7,925)	—	—	(7,925)	—	—	676	676	(7,249)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,562	—	—	5,562	5,562
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,023)	—	—	(5,023)	(5,023)
Purchase of non-controlling interests	—	—	(687)	—	—	—	—	(687)	(393)	—	—	(393)	(1,080)
Non-cash redemption of redeemable non-controlling interests	—	—	(7,345)	—	—	—	—	(7,345)	—	—	—	—	(7,345)
Balance as of March 31, 2019	209,642	$2,096	$2,341,576	$(368,230)	$32,313	(500)	$(6,712)	$2,001,043	$1,040,917	$(391,469)	$793	$650,241	$2,651,284

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Income		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2019	227,552	$2,276	$2,512,891	$(508,287)	$11,645	(1,051)	$(15,168)	$2,003,357	$1,024,396	$(419,338)	$(507)	$604,551	$2,607,908
Stock-based compensation	34	1	329	—	—	(13)	(244)	86	—	—	—	—	86
Net loss	—	—	—	(55,071)	—	—	—	(55,071)	—	(12,187)	—	(12,187)	(67,258)
Distributions to Class A common stockholders	—	—	(45,488)	—	—	—	—	(45,488)	—	—	—	—	(45,488)
Other comprehensive loss	—	—	—	—	(28,309)	—	—	(28,309)	—	—	(246)	(246)	(28,555)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,008	—	—	3,008	3,008
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(28,828)	—	—	(28,828)	(28,828)
Purchase of redeemable non-controlling interests	—	—	12,952	—	—	—	—	12,952	—	—	—	—	12,952
Balance as of March 31, 2020	227,586	$2,277	$2,480,684	$(563,358)	$(16,664)	(1,064)	$(15,412)	$1,887,527	$998,576	$(431,525)	$(753)	$566,298	$2,453,825

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(67,246)	$(36,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	122,391	106,969
Amortization of favorable and unfavorable rate revenue contracts, net	9,903	9,138
Amortization of deferred financing costs, debt premiums and discounts, net	3,464	2,453
Unrealized loss on interest rate swaps	3,131	13,925
Unrealized loss (gain) on commodity contract derivatives, net	1,300	(804)
Stock-based compensation expense	329	160
Loss (gain) on modification and extinguishment of debt, net	3,593	(5,543)
Loss on disposal of renewable energy facilities	889	1,933
Gain on foreign currency exchange, net	(1,753)	(6,718)
Deferred taxes	24,281	(4,318)
Charges to allowance for doubtful accounts	540	166
Other, net	207	(62)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	8,454	(9,058)
Prepaid expenses and other current assets	(3,847)	10,345
Accounts payable, accrued expenses and other current liabilities	(9,825)	(1,888)
Due to affiliates, net	(1,046)	(535)
Other, net	(8,998)	4,893
Net cash provided by operating activities	85,767	84,999
Cash flows from investing activities:
Capital expenditures	(1,006)	(7,368)
Proceeds from energy rebate and reimbursable interconnection costs	406	2,836
Proceeds from the settlement of foreign currency contracts, net	38,753	—
Payments to acquire businesses, net of cash and restricted cash acquired	(79,433)	—
Other investing activities	—	729
Net cash used in investing activities	(41,280)	(3,803)
Cash flows from financing activities:
Revolver draws	127,000	50,000
Revolver repayments	(66,000)	(15,000)
Term Loan principal payments	—	(875)
Borrowings of non-recourse long-term debt	275,624	—
Principal payments and prepayments on non-recourse long-term debt	(242,113)	(50,194)
Debt financing fees paid	(3,250)	(1,197)
Contributions from non-controlling interests	3,008	5,562
Purchase of membership interests and distributions to non-controlling interests	(30,762)	(6,103)
Cash distributions to Class A common stockholders	(45,488)	(41,987)
Payment to terminate interest rate swaps	(16,331)	—
Other financing activities	(971)	—
Net cash provided by (used in) financing activities	717	(59,794)
Net increase in cash, cash equivalents and restricted cash	45,204	21,402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,203)	(4,377)
Cash, cash equivalents and restricted cash at beginning of period	349,500	392,809
Cash, cash equivalents and restricted cash at end of period	$390,501	$409,834
Supplemental Disclosures:
Cash paid for interest	$51,449	$71,818
Cash paid for income taxes	117	—

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND ORGANIZATION

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) is a holding company and its primary asset is an equity interest in TerraForm Power, LLC (“Terra LLC”). TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC, which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. The Company is sponsored by Brookfield Asset Management Inc. (“Brookfield”) and its primary business strategy is to acquire operating solar and wind assets in North America and Western Europe. The Company is a controlled affiliate of Brookfield. As of March 31, 2020, affiliates of Brookfield held approximately 62% of the Company’s Class A common stock (“Common Stock”).

Brookfield Renewable Non-Binding Proposal and Signing of Reorganization Agreement

On January 11, 2020, the Company received an unsolicited and non-binding proposal (the “Brookfield Proposal”) from Brookfield Renewable Partners L.P. (“Brookfield Renewable”), an affiliate of Brookfield, to acquire all of the outstanding shares of Common Stock of the Company, other than the approximately 62% shares held by Brookfield Renewable and its affiliates. The Brookfield Proposal expressly conditioned the transaction contemplated thereby on the approval of a committee of the Board of Directors of the Company (the “Board”) consisting solely of independent directors and the approval of a majority of the shares held by the Company’s stockholders not affiliated with Brookfield Renewable and its affiliates. Following the Company’s receipt of the Brookfield Proposal, the Board formed a special committee (the “Special Committee”) of non-executive, disinterested and independent directors to, among other things, review, evaluate and consider the Brookfield Proposal and, if the Special Committee deemed appropriate, negotiate a transaction with Brookfield Renewable or explore alternatives thereto. The Board resolutions establishing the Special Committee expressly provided that the Board would not approve the transaction contemplated by the Brookfield Proposal or any alternative thereto without a prior favorable recommendation by the Special Committee. As of March 31, 2020 Brookfield Renewable held an approximately 30% indirect economic interest in TerraForm Power.

On March 16, 2020, the Company, Brookfield Renewable and certain of their affiliates entered into a definitive agreement (the “Reorganization Agreement”) for Brookfield Renewable to acquire all of the Company’s outstanding shares of Common Stock, other than the approximately 62% currently owned by Brookfield Renewable and its affiliates (the transactions contemplated by the Reorganization Agreement, the “Transactions”). Pursuant to the Reorganization Agreement, each holder of a share of Common Stock that is issued and outstanding immediately prior to the consummation of the Transactions will receive, at each such shareholder’s election, 0.381 of a Brookfield Renewable limited partnership unit or of a Class A exchangeable subordinate voting share of Brookfield Renewable Corporation, a Canadian subsidiary of Brookfield Renewable which is expected to be publicly listed as of the consummation of the Transactions. The Special Committee has unanimously recommended that the Company’s unaffiliated shareholders approve the Transactions. Consummation of the Transactions is subject to the non-waivable approval of a majority of the Company’s shareholders not affiliated with Brookfield Renewable, receipt of required regulatory approvals and other customary closing conditions. For a detailed description of the Reorganization and the Transactions, see Note 17. Related Parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements represent the results of TerraForm Power, which consolidates Terra LLC through its controlling interest.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2020. Interim results are not necessarily indicative of results for a full year or any subsequent interim period.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of a normal and recurring nature necessary to present fairly the Company’s financial position as of March 31, 2020, results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2020 and 2019.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, the Company uses estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates also affect the reported amounts of revenues, expenses, and cash flows during the reporting period. The COVID-19 pandemic has caused significant volatility in global markets and resulted in the imposition of quarantines or closures of office spaces, travel and transportation restrictions which, among other factors, have contributed to a widespread decline in economic activity, both globally and in the jurisdictions in which the Company operates in. The Company has assessed the impact of the pandemic and is not aware of specific events or circumstances that required material revisions to the estimates and assumptions used in the preparation of this Quarterly Report. These estimates may change as new events occur and additional information is obtained. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations would be affected.

Recently Adopted Accounting Standards - Guidance Adopted in 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more useful information about the current expected credit losses (“CECL”). This ASU changes how entities measure credit losses on financial instruments and the timing of when such losses are recognized by utilizing a lifetime expected credit loss measurement. The guidance is effective for fiscal years and interim periods within those years beginning after January 1, 2020. The Company adopted ASU 2016-13, effective January 1, 2020, and did not result in a material impact on the allowance for doubtful accounts. See Note 13. Concentration of Credit Risk for additional details related to the Company’s exposure to credit risk.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes some disclosure requirements, modifies others, and adds some new disclosure requirements. The guidance is effective January 1, 2020, with early adoption permitted. The Company adopted ASU No. 2018-13 as of January 1, 2020, which resulted in additional disclosures related to the financial assets classified as Level 3. See Note 12. Fair Value of Financial Instruments for additional details.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets. Capitalized implementation costs are amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective January 1, 2020, with early adoption permitted. The adoption of ASU No. 2018-15 as of January 1, 2020 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this ASU require reporting entities to consider indirect interests held through related parties under common control for determining whether fees paid to decision makers and service provider are variable interests. These indirect interests should be considered on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in U.S. GAAP). The guidance is effective January 1, 2020, with early adoption permitted. Entities are required to apply the amendments in this guidance retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of ASU No. 2018-17 as of January 1, 2020 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides entities temporary optional guidance to ease potential accounting burdens to transition away from LIBOR or other reference rates that are expected to be discontinued to alternative reference rates. This ASU applies to all entities that have contracts, hedging relationships and other transactions affected by reference rate reform. The provisions in this ASU, among other things, simplify contract modification accounting and allow hedging relationships affected by reference rate reform to continue. ASU 2020-04 is effective upon issuance and entities may elect to apply the amendments prospectively through December 31, 2022. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the timing of electing available optional expedients.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective January 1, 2021, with early adoption permitted. The Company does not expect the effect of the new guidance to be material on its consolidated financial statements.

3. ACQUISITIONS

2020 Acquisition

Termosol Acquisition

On February 11, 2020, TERP Spanish Holdco, S.L.U., a wholly-owned subsidiary of the Company, completed the acquisition of a portfolio of two concentrated solar power facilities located in Spain with a combined nameplate capacity of approximately 100 MW (Termosol 1 & 2) from NextEra Energy Spain Holdings B.V. The purchase price of this acquisition, including working capital adjustments, was $126.9 million (the “Termosol Acquisition”). The acquired facilities are regulated under the Spanish framework for renewable power, with approximately 18 years of remaining regulatory life. In connection with this acquisition, over 60 employees joined the Company the majority of whom perform in-house operations and maintenance (“O&M”) services for the acquired facilities. The Company funded the purchase price of the acquisition using a draw on the Revolver and cash available on hand. See Note 9. Long-term Debt for definitions and additional details.

The Company accounted for the Termosol Acquisition under the acquisition method of accounting for business combinations. Under this method, the total consideration transferred is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. The final accounting has not been completed since the evaluation necessary to assess the fair values of acquired assets and assumed liabilities is still in process. The provisional amounts for this business combination are subject to revision until these evaluations are completed. The additional information needed by the Company to finalize the measurement of these provisional amounts include, but not limited to, the settlement of the amount of net working capital acquired, credit spreads and other information necessary to estimate the fair value of non-recourse project debt, the assessment of the incremental borrowing rate for operating leases, and additional information to assess the discount rate factor used at the time of the acquisition. The provisional amounts for this business combination are subject to revision until these evaluations are completed.

The preliminary allocation of the acquisition-date fair values of assets and liabilities pertaining to this business combination as of March 31, 2020, was as follows:

(In thousands)	As of February 11, 2020
Renewable energy facilities[1]	$477,269
Accounts receivable	33,242
Other assets	7,550
Intangible assets	183,655
Deferred income taxes	14,419
Goodwill[2]	40,862
Total assets acquired	756,997
Accounts payable, accrued expenses and other current liabilities	16,609
Long-term debt	468,812
Asset retirement obligations	22,609
Derivative liabilities	147,536
Operating lease liabilities	17,139
Other liabilities	5,900
Total liabilities assumed	678,605
Purchase price, net of cash and restricted cash acquired[3]	$78,392
———
(1)Includes $17.1 million operating lease right-of-use assets.
(2)The excess purchase price over the estimated fair value of net assets acquired of $40.9 million was recorded as goodwill and was assigned to the Regulated Solar and Wind segment. Goodwill is primarily attributable to expected synergies from the Company’s growing portfolio in Spain and the acquired employee knowledge of the operation and maintenance of concentrated solar power facilities.
(3)The Company acquired cash and cash equivalents of $22.0 million and restricted cash of $26.5 million as of the acquisition date.

The acquired non-financial assets primarily represent estimates of the fair value of acquired renewable energy facilities and intangible assets from licensing contracts using the cost and income approach. The key inputs used to estimate fair value included forecasted power pricing, operational data, asset useful lives, and a discount rate factor reflecting current market conditions at the time of the acquisition. These significant inputs were not observable in the market and thus represent Level 3 measurements (as defined in Note 12. Fair Value of Financial Instruments). Refer below for additional disclosures related to the acquired finite-lived intangible assets.

The results of operations of the acquired entities are included in the Company’s consolidated results since the date of acquisition. The operating revenues and net income of the Termosol Acquisition reflected in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 were $11.0 million and $0.3 million, respectively.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the Termosol Acquisition, as if the transaction had occurred on January 1, 2019. The pro forma net loss includes adjustments to depreciation and amortization expense for the valuation of renewable energy facilities and intangible assets and excludes the impact of acquisition costs. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

	Three Months Ended March 31,
(In thousands)	2020	2019
Total operating revenues, net	$256,054	$250,352
Net loss	(71,524)	(33,599)

Intangibles at Acquisition Date

The following table summarizes the estimated fair value and weighted average amortization period of the acquired intangible assets as of the acquisition date. The Company attributed intangible asset value to licensing contracts in-place from the acquired renewable energy facilities. These intangible assets are amortized on a straight-line basis over the estimated remaining useful lives of the facilities from the Company’s acquisition date.

	As of February 11, 2020
	Fair Value (In thousands)	Weighted Average Amortization Period[1]
Intangible assets - licensing contracts	$183,655	18 years
———
(1)For the purposes of this disclosure, the weighted average amortization period is determined based on a weighting of the individual intangible fair values against the total fair value.

2019 Acquisition

WGL Acquisition

On September 26, 2019, TerraForm Arcadia Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“TerraForm Arcadia”), completed the acquisition of an approximately 320 megawatt (“MW”) distributed generation portfolio of renewable energy facilities in the United States (“U.S.”) from subsidiaries of AltaGas Ltd., a Canadian corporation (“AltaGas”), for a purchase price of $720.0 million, plus $15.1 million for working capital. The acquisition was pursuant to a membership interest purchase agreement (the “Purchase Agreement”) dated July 19, 2019, entered into by TerraForm Arcadia, WGL Energy Systems, Inc., a Delaware corporation (“WGL”), and WGSW, Inc., a Delaware corporation (“WGSW”, and together with WGL, the “Sellers”), both subsidiaries of AltaGas (the “WGL Acquisition”). Pursuant to the Purchase Agreement, the ownership of certain projects for which the Sellers had not yet received the required third party consents or had not completed construction (the “Delayed Projects”) were to be transferred to the Company once such third party consents were received or construction was completed, subject to certain terms and conditions. The Delayed Projects represented 9.0 MW of the combined nameplate capacity of the acquired renewable energy facilities as of March 31, 2020. The purchase price allocated to the Delayed Projects based on the Purchase Agreement as of March 31, 2020, was $13.0 million and is presented as Deposit on acquisitions in the unaudited condensed consolidated balance sheets. In the event that the title to certain Delayed Projects is not transferred to the Company within a certain period of time, the Company is entitled to a full refund of the value of these projects based on the Purchase Agreement. Subsequent to quarter end, the title to two Delayed Projects with an aggregate purchase value of approximately $10.3 million and a combined nameplate capacity of 4.8 MW was transferred to the Company in April 2020. As of the date of the issuance of this Quarterly Report, one Delayed Project, with a purchase value of approximately $2.7 million, remains to be transferred to the Company.

The Company funded the purchase price and the related initial costs of the WGL Acquisition with the net proceeds of $475.0 million Bridge Facility and the remainder from draws on the Revolver. See Note 9. Long-term Debt for definitions and additional details.

The Company accounted for the WGL Acquisition under the acquisition method of accounting for business combinations. Under this method, the total consideration transferred is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. The final accounting has not been completed since the evaluation necessary to assess the fair values of acquired assets and assumed liabilities is still in process. The additional information needed by the Company to finalize the measurement of these provisional amounts include, but not limited to, additional information the estimation of the removal costs for the acquired assets, the completion of the transfer of the remaining Delayed Project, and the assessment of the incremental borrowing rate for operating leases. The provisional amounts for this business combination are subject to revision until these evaluations are completed.

The preliminary allocation of the acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to this business combination as of March 31, 2020 were as follows:

(In thousands)	As of September 26, 2019 reported at December 31, 2019	Adjustments[1]	As of September 26, 2019 reported at March 31, 2020
Renewable energy facilities in service[2]	$581,717	$8,574	$590,291
Intangible assets	168,825	4,625	173,450
Accounts receivable	13,160	—	13,160
Prepaid expenses and other assets	9,734	(73)	9,661
Total assets acquired	773,436	13,126	786,562
Accounts payable, accrued expenses and other current liabilities	6,806	—	6,806
Asset retirement obligations	27,338	238	27,576
Operating lease liabilities	21,663	—	21,663
Other liabilities	7,650	—	7,650
Total liabilities assumed	63,457	238	63,695
Non-controlling interests[3]	3,028	—	3,028
Purchase price, net of cash and restricted cash acquired[4]	706,951	12,888	719,839
Deposit on acquisitions	24,831	(11,847)	12,984
Total cash paid for the WGL Acquisition, net of cash acquired[5]	$731,782	$1,041	$732,823
———
(1)The adjustments for the period were related to the transfer of title of certain Delayed Projects to the company during the three months ended March 31, 2020. See above for additional details.
(2)Includes $22.5 million operating lease right-of-use assets.
(3)The fair value of the non-controlling interests was determined using an income approach representing the best indicator of fair value and was supported by a discounted cash flow technique.
(4)The Company acquired cash and cash equivalents of $3.4 million as of the acquisition date.
(5)The adjustment to the amount of cash paid for the period represents additional payment made by the Company in relation to the net working capital acquired.

The acquired non-financial assets primarily represent an estimate of the fair value of the acquired renewable energy facilities and intangible assets from PPAs using the cost and income approach. Key inputs used to estimate fair value included forecasted power pricing, operational data, asset useful lives and a discount rate factor reflecting current market conditions at the time of the acquisition. These significant inputs are not observable in the market and thus represent Level 3 measurements, as defined in Note 12. Fair Value of Financial Instruments. Refer below for additional disclosures related to the acquired finite-lived intangible assets.

The results of operations from the acquired entities are included in the Company’s consolidated results since the date of acquisition. The operating revenues and net income related to the WGL Acquisition reflected in the consolidated statements of operations for the three months ended March 31, 2020, were $16.9 million and $0.2 million, respectively.

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

	WGL Acquisition
	Fair Value (In thousands)	Weighted Average Amortization Period[1]
Favorable rate revenue contracts	$27,400	16 years
In-place value of market rate revenue contracts	146,050	15 years
Unfavorable rate revenue contracts	7,650	2 years

———
(1)For the purposes of this disclosure, the weighted average amortization periods are determined based on a weighting of the individual intangible fair values against the total fair value for each major intangible asset and liability class.

Unaudited Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below gives effect to the WGL Acquisition, as if the transaction had occurred on January 1, 2019. The pro forma net loss includes interest expense related to incremental borrowings used to finance the transaction and adjustments to depreciation, accretion and amortization expense for the valuation of renewable energy facilities and intangible assets, and excludes the impact of acquisition costs disclosed below. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

(In thousands)	Three Months Ended March 31, 2019
Total operating revenues, net	$242,018
Net loss	(40,993)

Acquisition Costs

Acquisition costs, which primarily consisted of professional fees for banking, legal and accounting services for the three months ended March 31, 2020, and 2019 were $0.4 million and $0.2 million, respectively. Acquisition costs related to affiliates for the three months ended March 31, 2020, were $0.7 million and are reflected within Acquisition costs - affiliates in the unaudited condensed consolidated statements of operations. No acquisition costs related to affiliates were incurred for the three months ended March 31, 2019.

4. REVENUE

The following table presents the Company’s operating revenues, net and disaggregated by revenue source:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	Solar	Wind	Regulated Solar and Wind	Total
PPA rental income	$36,694	$53,065	$—	$89,759	$37,769	$57,845	$—	$95,614
Commodity derivatives	—	5,161	—	5,161	—	15,609	—	15,609
PPA and market energy revenue	16,107	24,603	13,442	54,152	5,604	25,320	23,151	54,075
Capacity revenue from remuneration programs[1]	—	—	74,600	74,600	—	—	45,837	45,837
Amortization of favorable and unfavorable rate revenue contracts, net	(2,025)	(7,878)	—	(9,903)	(1,366)	(7,772)	—	(9,138)
Energy revenue	50,776	74,951	88,042	213,769	42,007	91,002	68,988	201,997
Incentive revenue[2]	27,847	1,616	3,530	32,993	15,349	1,637	6,349	23,335
Operating revenues, net	$78,623	$76,567	$91,572	$246,762	$57,356	$92,639	$75,337	$225,332
———
(1)Represents the remuneration related on the Company’s investments in renewable energy facilities in Spain.
(2)Incentive revenue earned at the Regulated Solar and Wind segment represents the return per MWh generated by the Company’s solar facilities in Spain to recover certain operating expenses.

Contract balances and performance obligations

The Company recognizes accounts receivable when its right to consideration from the performance of services becomes unconditional. As of March 31, 2020 and December 31, 2019, the Company’s receivable balances related to PPA contracts with solar and wind customers were approximately $130.1 million and $104.1 million, respectively. Trade receivables for PPA contracts are reflected within accounts receivable, net in the consolidated balance sheets. The Company typically receives payment within 30 days for invoiced PPA revenue. See Note 13. Concentration of Credit Risk for additional discussion on the Company’s exposure to credit risk.

Contract liabilities as of March 31, 2020 were not material.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash balances and money market funds with original maturity periods of three months or less when purchased. As of March 31, 2020 and December 31, 2019, cash and cash equivalents included $189.2 million and $138.5 million, respectively, of unrestricted cash held at project-level subsidiaries, which was available for project expenses but not available for corporate use.

Reconciliation of Cash and Cash Equivalents as Presented in the Unaudited Condensed Consolidated Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2020:

(In thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$249,220	$237,480
Restricted cash - current	42,907	35,657
Restricted cash - non-current	98,374	76,363
Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$390,501	$349,500

As discussed in Note 9. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the date of the issuance of the financial statements for the three months ended March 31, 2020, and for the year ended December 31, 2019. As a result, the Company reclassified $10.7 million and $11.0 million of non-current restricted cash to current as of March 31, 2020 and December 31, 2019, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as non-current restricted cash were driven by the financing agreements.

6. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Renewable energy facilities in service, at cost[1]	$9,029,887	$8,584,243
Less: accumulated depreciation	(1,279,325)	(1,191,056)
Renewable energy facilities in service, net	7,750,562	7,393,187
Construction in progress - renewable energy facilities	9,291	12,274
Total renewable energy facilities, net	$7,759,853	$7,405,461
———
(1)Includes $301.2 million and $288.3 million right-of-use assets related to operating lease obligations as of March 31, 2020 and December 31, 2019, respectively.

Depreciation expense related to renewable energy facilities was $93.6 million and $81.1 million for the three months ended March 31, 2020 and 2019, respectively.

Repowering Activities

During the year ended December 31, 2019, the Company identified opportunities to repower two wind power plants in the Northeast U.S. with a combined nameplate capacity of 160 MW by replacing certain components of the wind turbines with newer equipment while preserving the existing towers, foundation and balance of plant. The Company views repowering activities as opportunities to increase efficiency and extend the useful lives of existing renewable energy facilities. The Company performed impairment testing for these two wind power plants and did not record any impairment losses since it was determined that the expected undiscounted cash flows were greater than the net carrying amount of the related renewable energy facilities of $77.9 million and $79.4 million as of March 31, 2020 and December 31, 2019, respectively. If the Company determines to move forward with the repowering activities for one or both of these wind plants at a later stage, the Company will revise the estimated remaining useful lives of certain components of the renewable energy facilities that will be replaced in the repowering activities and accelerate the recognition of depreciation expense to no later than the removal date.

7. INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of March 31, 2020:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Licensing contracts	14 years	$939,108	$(96,207)	$842,901
Favorable rate revenue contracts	12 years	741,148	(205,365)	535,783
In-place value of market rate revenue contracts	14 years	680,856	(138,311)	542,545
Total intangible assets, net		$2,361,112	$(439,883)	$1,921,229

Unfavorable rate revenue contracts	6 years	$53,420	$(39,686)	$13,734
Total intangible liabilities, net[1]		$53,420	$(39,686)	$13,734
———
(1)The Company’s intangible liabilities are classified within Other liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2019:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Licensing contracts	13 years	$765,451	$(81,647)	$683,804
Favorable rate revenue contracts	12 years	745,784	(195,287)	550,497
In-place value of market rate revenue contracts	16 years	688,832	(129,841)	558,991
Total intangible assets, net		$2,200,067	$(406,775)	$1,793,292

Unfavorable rate revenue contracts	8 years	$48,420	$(32,556)	$15,864
Total intangible liabilities, net[1]		$48,420	$(32,556)	$15,864
———
(1)The Company’s intangible liabilities are classified within Other liabilities in the unaudited condensed consolidated balance sheets.

Amortization expense related to concessions and licensing contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three months ended March 31, 2020, amortization expense related to licensing contacts was $15.8 million, as compared to $17.3 million for the same period in the prior year.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three months ended March 31, 2020, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $9.9 million, compared to a $9.1 million reduction of operating revenues, net for the same period in the prior year.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three months ended March 31, 2020, amortization expense related to the in-place value of market rate revenue contracts was $9.2 million, compared to $6.6 million for the same period in the prior year.

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

The following table presents the activity of the goodwill balance for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Beginning balance	$127,952	$120,553
Goodwill resulting from business combinations[1]	40,862	—
Adjustments during the period[2]	—	(3,129)
Foreign exchange differences	(825)	(2,557)
Ending balance	$167,989	$114,867
———
(1)Represents the excess purchase price over the estimated fair value of net assets acquired from the Termosol Acquisition. See Note 3 Acquisitions for additional details.
(2)Represents the adjustments to the goodwill balance arising from the revision of the provisional accounting of the purchase price allocation related to the 2018 Saeta acquisition.

8. VARIABLE INTEREST ENTITIES

The Company assesses entities for consolidation in accordance with ASC 810. The Company consolidates variable interest entities (“VIEs”) in renewable energy facilities when the Company is determined to be the primary beneficiary. VIEs are entities that lack one or more of the characteristics of a voting interest entity (“VOE”). The Company has a controlling financial interest in a VIE when its variable interest(s) provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows. The VIEs were funded through a combination of equity contributions from the owners and non-recourse project-level debt. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: the activities that most significantly impact the VIE’s economic performance and which party controls such activities, the obligation or likelihood for the Company or other interests to provide financial support to the VIE, consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders.

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

The carrying amounts and classification of the consolidated assets and liabilities of the VIEs included in the Company’s unaudited condensed consolidated balance sheets were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$55,814	$44,083
Restricted cash	7,866	10,562
Accounts receivable, net	36,816	39,804
Derivative assets, current	4,672	2,461
Prepaid expenses	2,659	3,466
Other current assets	23,703	21,228
Total current assets	131,530	121,604

Renewable energy facilities, net	3,156,511	3,188,508
Intangible assets, net	678,894	690,594
Restricted cash	4,445	4,454
Derivative assets	50,217	56,852
Other assets	7,106	7,061
Total assets	$4,028,703	$4,069,073
Liabilities
Current liabilities:
Current portion of long-term debt and financing lease obligations	$65,959	$55,089
Accounts payable, accrued expenses and other current liabilities	42,166	42,685
Derivative liabilities, current	1,351	449
Total current liabilities	109,476	98,223

Long-term debt and financing lease obligations, less current portion	1,162,180	932,862
Operating lease obligations, less current portion	138,486	138,816
Asset retirement obligations	118,961	116,159
Derivative liabilities	2,114	894
Other liabilities	42,306	41,813
Total liabilities	$1,573,523	$1,328,767

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for the settlement of the VIE obligations and all the liabilities in the table above can only be settled by using VIE resources.

9. LONG-TERM DEBT

Long-term debt consisted of the following:

(In thousands, except interest rates)	March 31, 2020	December 31, 2019	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2,3]:
Senior Notes due 2023	$500,000	$500,000	Fixed	4.25	Senior notes
Senior Notes due 2028	700,000	700,000	Fixed	5.00	Senior notes
Senior Notes due 2030	700,000	700,000	Fixed	4.75	Senior notes
Revolver[4]	61,000	—	Variable	4.25	Revolving loan
Non-recourse long-term debt:
Permanent financing	4,315,581	3,854,386	Blended[5]	4.32[7]	Term debt / Senior notes
Bridge Facility[6]	474,550	474,550	Variable	2.45	Term debt
Financing lease obligations	61,857	59,533	Imputed	5.89[7]	Financing lease obligations
Total principal due for long-term debt and financing obligations	6,812,988	6,288,469		4.31[7]
Unamortized discounts and premiums, net	(564)	(3,509)
Deferred financing costs, net	(49,631)	(49,578)
Less: current portion of long-term debt and financing lease obligations	(475,662)	(441,951)
Long-term debt and financing lease obligations, less current portion	$6,287,131	$5,793,431
———
(1)As of March 31, 2020.
(2)Represents the debt issued by TerraForm Power Operating, LLC (“Terra Operating LLC”) and guaranteed by Terra LLC and certain subsidiaries of TerraForm Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements (except for certain unencumbered non-recourse subsidiaries).
(3)As discussed in Note 17. Related Parties, the Company entered into a credit agreement with Brookfield and one of its affiliates that establishes a $500.0 million senior secured sponsor line credit facility that terminates on October 16, 2022. The Company did not make any draws on this credit facility as of March 31, 2020 and December 31, 2019.
(4)Represents the Terra Operating LLC senior secured revolving credit facility with a limit of $800.0 million that is available for revolving loans and letters of credits and matures in October 2022 (the “Revolver”).
(5)Includes fixed rate debt and variable rate debt. As of March 31, 2020, 35% of this balance had a fixed interest rate and the remaining 65% of the balance had a variable interest rate. The Company entered into interest rate swap agreements to fix the interest rates of a majority of the variable rate permanent financing non-recourse debt (see Note 11. Derivatives).
(6)Represents non-recourse senior secured term loan (“Bridge Facility”) maturing on September 24, 2020. It was issued to fund a portion of the consideration paid for the WGL Acquisition. The Company has a one-year extension option and intends, through its subsidiaries, to complete a refinancing of the balance on a long-term basis prior to maturity. The balance, net of unamortized deferred financing costs, is included within non-current liabilities in the unaudited condensed consolidated balance sheets.
(7)Represents the weighted average interest rate as of March 31, 2020.

Corporate Debt Covenants and Cross-Defaults

The terms of the Company’s corporate-level debt agreements and indentures include customary affirmative and negative covenants and provide for customary events of default, which include, among others, nonpayment of principal or interest and failure to timely deliver financial statements, including quarterly financial maintenance covenants for the Revolver. As of March 31, 2020, the Company was in compliance with the leverage ratio covenant contained in the Revolver and estimates that it will continue to be in compliance with this leverage ratio covenant for the succeeding twelve-month period. Management estimates that, as of the date of this Quarterly Report, the Company will continue to be in compliance with the leverage ratio covenant based, in part, on assumptions around project-level refinancing activities and forecasted operating income. However, if an event or a series of events occurs that results in a sustained material adverse impact on the Company’s revenues, operating results or cash flows (such as adverse impacts caused by the COVID-19 pandemic or otherwise) the leverage ratio covenant in the Revolver could be breached. If the Company is unable to comply with or obtain potential modifications to such covenant prior to any breach, any noncompliance may trigger events of defaults under the Revolver, and any arrangement for which there is a cross-default provision.

Non-recourse Project Financing

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

United States Project Financing

On March 26, 2020, one of the Company’s subsidiaries entered into a new non-recourse debt financing agreement issuing $246.0 million of 3.28% senior notes secured by approximately 218.0 MW utility-scale wind power plants located in the U.S. The Company used the net proceeds of this debt to (i) redeem, in full, the outstanding balance of the non-recourse project term debt previously incurred and secured by the subsidiary's assets, of which $215.2 million remained outstanding plus accrued and unpaid interest, (ii) redeem, in full, derivative liabilities related to interest rate swaps with the hedge counterparties of which $16.3 million remained outstanding, and (iii) pay for the fees and expenses related to the issuance. As a result of the extinguishment of the project-level debt, the Company recognized $3.6 million loss on modification and extinguishment of debt during the period ended March 31, 2020, representing the write-off of unamortized debt discount and deferred financing costs as of the redemption date. The senior secured notes mature on June 30, 2037, and amortize on a seventeen-year amortization schedule.

Non-recourse Debt Defaults

As of March 31, 2020 and December 31, 2019, the Company reclassified $169.0 million of non-recourse long-term indebtedness, net of unamortized deferred financing costs and debt discounts, to current in the unaudited condensed consolidated balance sheets due to defaults remaining as of the respective financial statements issuance dates. The defaults as of the March 31, 2020 and December 31, 2019 primarily consisted of indebtedness of the Company’s solar renewable energy facility in Chile. The Company continues to amortize deferred financing costs and debt discounts over the maturities of the respective financing agreements as before the violations, since the Company believes there is a reasonable likelihood that it will be, in due course, able to successfully negotiate waivers with the lenders and/or cure existing defaults. The Company’s management based this conclusion on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure waivers, (iii) the Company’s timely servicing of these debt instruments, and (iv) the fact that no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lenders election to enforce project security interests.

See Note 5. Cash and Cash Equivalents for discussion of corresponding restricted cash reclassifications to current as a result of these defaults.

Indebtedness Assumed on Acquisition

In connection with the Termosol Acquisition, the Company assumed $468.8 million of project-level debt secured by the acquired renewable energy facilities. The debt matures on December 31, 2036 and bears an average interest rate of 4.7%. As of March 31, 2020, the Company obtained all required change of control consents from the lenders.

Maturities

The aggregate contractual principal payments of long-term debt due after March 31, 2020, excluding the amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2020[2]	2021	2022	2023	2024	Thereafter	Total
Maturities of long-term debt[1]	$733,365	$300,956	$295,777	$903,546	$368,311	$4,211,033	$6,812,988
———
(1)Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $169.0 million of long-term debt, net of unamortized deferred financing costs of $5.6 million, to current due to debt defaults that existed at March 31, 2020 (see above for additional details).
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

10. INCOME TAXES

The income tax expense (benefit) was calculated based on the income and losses before income tax between U.S. and foreign operations and consisted of the following:

(In thousands)	Current	Deferred	Total
Three months ended March 31, 2020
U.S. federal	$—	$15,357	$15,357
State and local	122	8,420	8,542
Foreign	58	504	562
Total expense	$180	$24,281	$24,461

Three months ended March 31, 2019
U.S. federal	$167	$—	$167
State and local	—	—	—
Foreign	—	(4,318)	(4,318)
Total expense (benefit)	$167	$(4,318)	$(4,151)

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2020	2019
Loss before income tax expense	$(42,785)	$(40,208)
Income tax expense (benefit)	24,461	(4,151)
Effective tax rate	(57.2)%	10.3%

The overall effective tax rate for the three months ended March 31, 2020 and 2019 was different than the statutory rate of 21% and was primarily due to the recognition of an additional valuation allowance on certain income tax benefits attributed to the Company, the allocation of losses to non-controlling interests, the effect of foreign and state taxes and, for the three months ended March 31, 2020, the impact of the CARES Act, as discussed below.

As of March 31, 2020, and December 31, 2019, the Company had not identified any uncertain tax positions for which a liability was required under ASC 740-10. The Company expects to complete its analysis on tax positions related to the Termosol and WGL Acquisitions within the measurement period.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic. The CARES Act included certain income tax provisions that may impact the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2020. The CARES Act allows partnerships to deduct 50% of the 2019 Excess Business Interest Expense in 2020 without limitation under Internal Revenue Code (“IRC”) section 163(j). Terra LLC will include this provision in its tax return for the year ending December 31, 2020, and expects to receive an additional $56.9 million deduction. In addition, for the year ending December 31, 2020, the CARES Act allows corporations and partnerships to calculate their IRC 163(j) limitations to 50% of Adjusted Taxable Income from 30%. The Company will analyze the relevant provisions and make the most appropriate tax elections. The CARES Act also allows corporate taxpayers to temporarily carryback net operating losses (“NOL”) generated in 2018, 2019 and 2020 to each of the five tax years preceding the tax year of such loss. Additionally, the CARES Act temporarily removes the 80% limitation imposed by the Tax Cuts and Jobs Act of 2017. The Company does not expect to be able to benefit from the NOL provisions as the Company is anticipated to incur a taxable loss during the year ending December 31, 2020. The Company reported the impact of the interest limitations on its valuation allowance of deferred taxes assets as of March 31, 2020.

11. DERIVATIVES

As part of its risk management strategy, the Company entered into derivative instruments, which include interest rate swaps, foreign currency contracts and commodity contracts to mitigate interest rate, foreign currency and commodity price exposures. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, Derivatives and Hedging, the Company designates its derivative instruments as either cash flow hedges or net investment hedges. The Company enters into interest rate swap agreements in order to hedge the variability of the expected future cash interest payments. Foreign currency contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity contracts to hedge price variability inherent in energy sales arrangements. The objectives of the commodity contracts are to minimize the impact of variability in spot energy prices and stabilize estimated revenue streams. The Company does not use derivative instruments for trading or speculative purposes.

As of March 31, 2020 and December 31, 2019, the fair values of the following derivative instruments were included in the respective balance sheet captions indicated below:

	Fair Value of Derivative Instruments[1]
	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
(In thousands)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Derivatives	Counterparty Netting[2]	Net Derivatives
As of March 31, 2020
Derivative assets, current	$—	$—	$2,216	$—	$13,744	$7,300	$23,260	$—	$23,260
Derivative assets	—	—	29,266	—	—	20,951	50,217	—	50,217
Total assets	$—	$—	$31,482	$—	$13,744	$28,251	$73,477	$—	$73,477
Derivative liabilities, current portion	$14,039	$—	$—	$49,476	$—	$—	$63,515	$—	$63,515
Derivative liabilities	59,546	—	—	182,948	—	—	242,494	—	242,494
Total liabilities	$73,585	$—	$—	$232,424	$—	$—	$306,009	$—	$306,009

As of December 31, 2019
Derivative assets, current	$—	$349	$1,040	$—	$8,092	$7,279	$16,760	$(941)	$15,819
Derivative assets	809	24	33,269	—	504	23,583	58,189	(472)	57,717
Total assets	$809	$373	$34,309	$—	$8,596	$30,862	$74,949	$(1,413)	$73,536
Derivative liabilities, current portion	$12,046	$631	$—	$21,923	$310	$—	$34,910	$(941)	$33,969
Derivative liabilities	41,605	315	—	59,412	534	—	101,866	(472)	101,394
Total liabilities	$53,651	$946	$—	$81,335	$844	$—	$136,776	$(1,413)	$135,363
————
(1)Fair value amounts are shown before the effect of counterparty netting adjustments.
(2)Represents the netting of derivative exposures covered by qualifying master netting arrangements.

As of March 31, 2020 and December 31, 2019, the Company had posted letters of credit in the amount of $15.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of March 31, 2020 and December 31, 2019 related to the Company’s derivative transactions.

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

The Company elected to present all derivative assets and liabilities on a net basis on the balance sheets as a right to set-off exists. The Company enters into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements with its counterparties. An ISDA Master Agreement is an agreement that can govern multiple derivative transactions between two counterparties that typically provides for the net settlement of all, or a specified group, of these derivative transactions through a single payment, and in a single currency, as applicable. A right to set-off typically exists when the Company has a legally enforceable ISDA Master Agreement. No amounts were netted for commodity contracts as of March 31, 2020 or December 31, 2019, as each of the commodity contracts were in a gain position.

The following table presents the notional amounts of derivative instruments as of March 31, 2020 and December 31, 2019:

	Notional Amount as of
(In thousands)	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps (USD)	279,832	441,628
Interest rate swaps (CAD)	137,391	138,575
Interest rate swaps (EUR)	304,401	310,721
Commodity contracts (MWhs)	5,175	5,360
Net investment hedges:
Foreign currency contracts (CAD)	—	94,100
Foreign currency contracts (EUR)	—	199,750
Derivatives not designated as hedging instruments:
Interest rate swaps (USD)	11,390	11,399
Interest rate swaps (EUR)[1]	1,194,510	745,719
Foreign currency option contracts (EUR)[2]	625,200	625,200
Foreign currency forward contracts (EUR)2	—	118,550
Commodity contracts (MWhs)	7,345	7,610
————
(1)Represents the notional amount of the interest rate swaps at Saeta to economically hedge the interest rate payments on non-recourse debt. The Company did not designate these derivatives as hedging instruments per ASC 815 as of the respective balance sheet dates.
(2)Represents the notional amount of foreign currency contracts used to economically hedge portions of the Company’s foreign exchange risk associated with Euro-denominated intercompany loans that are not of long-term investment nature. The Company did not designate these derivatives as hedging instruments per ASC 815 as of March 31, 2020 and December 31, 2019.

Gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2020 and 2019 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended March 31,
(In thousands)		2020	2019
Interest rate swaps	Interest expense, net	$4,365	$22,317
Foreign currency contracts	Gain on foreign currency exchange, net	(18,129)	(21,197)
Commodity contracts	Operating revenues, net	(3,793)	(6,411)

Gains and losses recognized related to interest rate swaps, foreign currency contracts and commodity derivative contracts designated as hedging instruments for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
Derivatives in Cash Flow and Net Investment Hedging Relationships	(Loss) Gain Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Location of Amount Reclassified from AOCI into Income	Loss (Gain) Included in the Assessment of Effectiveness Reclassified from AOCI into Income[2]
(In thousands)	2020	2019		2020	2019
Interest rate swaps	$(36,263)	$(9,676)	Interest expense, net	$1,584	$(561)
Foreign currency contracts	20,890	9,697	(Gain) on foreign currency exchange, net	—	—
Commodity contracts	(714)	535	Operating revenues, net	(1,368)	(316)
Total	$(16,087)	$556		$216	$(877)
————
(1)Net of $4.1 million tax benefit for the three months ended March 31, 2020. No tax expense or benefit was recorded for the three months ended March 31, 2019.
(2)No tax expense or benefit was recorded for the three months ended March 31, 2020 and 2019.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements to hedge certain variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate. The change in the fair value of the components included in the effectiveness assessment of these derivatives is initially reported in accumulated other comprehensive income (“AOCI”) and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings (the payment of interest). The amounts deferred in AOCI and reclassified into earnings during the three months ended March 31, 2020 and 2019 related to these interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $12.6 million. The maximum term of outstanding interest rate swaps designated as hedging instruments is 19 years.

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

Cash flows from derivative instruments designated as net investment hedges are classified as investing activities in the unaudited condensed consolidated statements of cash flows.

There were no foreign currency contracts designated as of March 31, 2020. As of December 31, 2019, the total notional amount of foreign currency forward contracts designated as net investment hedges was €200 million and C$94.1 million. The maturity dates of these derivative instruments designated as net investment hedges range from 3 months to 33 months.

Commodity Contracts

The Company has two long-dated and physically-delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain wind renewable energy facilities located in Texas. One of these commodity contracts qualifies for hedge accounting and is designated as a cash flow hedge. The change in the fair value of the components included in the effectiveness assessment of this derivative is initially reported in AOCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings (the sale of electricity). The amounts deferred in AOCI and reclassified into earnings during the three months ended March 31, 2020 and 2019 related to this commodity contract are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $1.4 million. The maximum term of the outstanding commodity contract designated as a hedging instrument is 8 years.

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

Foreign Currency Contracts

The Company has foreign currency forward and option contracts that economically hedge its exposure to foreign currency fluctuations. As these hedges are not accounted for under hedge accounting, the changes in fair value are recorded in loss (gain) on foreign currency exchange, net in the unaudited condensed consolidated statements of operations. Cash flows from foreign currency forward and option contracts are classified as investing activities in the unaudited condensed consolidated statements of cash flows.

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

	As of March 31, 2020				As of December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$—	$—	$—	$—	$809	$—	$809
Commodity contracts	—	4,844	54,889	59,733	—	5,859	59,312	65,171
Foreign currency contracts	—	13,744	—	13,744	—	7,556	—	7,556
Total derivative assets	$—	$18,588	$54,889	$73,477	$—	$14,224	$59,312	$73,536
Liabilities
Interest rate swaps	$—	$306,009	$—	$306,009	$—	$134,986	$—	$134,986
Foreign currency contracts	—	—	—	—	—	377	—	377
Total derivative liabilities	$—	$306,009	$—	$306,009	$—	$135,363	$—	$135,363

The Company’s interest rate swaps, foreign currency contracts and financial commodity contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company’s long-term physically settled commodity contracts (see Note 11. Derivatives) are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2020 and 2019.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Beginning balance	$59,312	$79,652
Realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(714)	535
Included in operating revenues, net	253	2,705
Settlements	(3,962)	(1,824)
Ending balance	$54,889	$81,068
Change in unrealized (losses) gains for the period included in other comprehensive income for assets held at the end of the reporting period	$(943)	$328

The significant unobservable inputs used in the valuation of the Company’s commodity contracts classified as Level 3 in the fair value hierarchy as of March 31, 2020 are as follows:

(In thousands, except range)	Fair Value as of March 31, 2020
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs as of March 31, 2020
Commodity contracts - power	$54,889	$—	Option model	Volatilities	14.5%
					Range[1]			Weighted Average[2]
			Discounted cash flow	Forward price (per MWh)	$9.25	-	$135.20	$33.20
————
(1)Represents the range of the forward power prices used in the valuation analysis that the Company has determined market participants would use when pricing the contracts.
(2)Unobservable inputs were weighted by the relative fair value of the instruments.

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

Fair Value of Debt

The carrying amount and estimated fair value of the Company’s long-term debt as of March 31, 2020 and December 31, 2019 was as follows:

	As of March 31, 2020		As of December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$6,762,793	$7,076,275	$6,235,382	$6,512,188

The fair value of the Company’s long-term debt, except the corporate-level senior notes, was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the corporate-level senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective period. The fair values of the Senior Notes due 2023, Senior Notes due 2028 and Senior Notes due 2030 were 99.3%, 105.0% and 98.0% of the face value as of March 31, 2020, respectively. The fair values of the Senior Notes due 2023, Senior Notes due 2028 and Senior Notes due 2030 were 103.4%, 105.8% and 102.2% of the face value as of December 31, 2019, respectively.

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

13. CONCENTRATION OF CREDIT RISK

The Company’s financial assets are typically subject to concentrations of credit risk and primarily consist of cash and cash equivalents, accounts receivable and derivative assets. The following table reflects the balances of the major financial assets that are subject to concentrations of credit risk as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$390,501	$349,500
Accounts receivable, net	190,745	167,865
Derivative assets	73,477	73,536
Total	$654,723	$590,901

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

Accounts Receivable, Net

The Company serves hundreds of customers in three continents, and, in the U.S., the Company’s customers are spread across various states resulting in the diversification of its customer base. Furthermore, a significant portion of the Company’s operating revenues are contracted through long-term PPAs with offtake counterparties that are government-backed entities and public utility companies that, on average, had an investment grade credit rating.

During the three months ended March 31, 2020, the Company earned $91.6 million from the Spanish Electricity System of which $78.1 million were billing through the Comisión Nacional de los Mercados y la Competencia (“CNMC”). These operating revenues were earned within the Regulated Solar and Wind segment and represented 28.1% of the Company’s net consolidated operating revenues. The CNMC is the state-owned regulator of the Spanish Electricity System who collects the funds payable, mainly from the tariffs to end user customers, and is responsible for the calculation and the settlement of regulated payments. The Company’s management believes that this concentration of risk is mitigated by, among other things, the indirect support of the Spanish government for the CNMC’s obligations and, in general, by the regulated rate system in Spain.

Notwithstanding the creditworthiness and diversification of the Company’s offtake counterparties, any customers have the potential to impact the Company’s credit exposure resulting in credit losses.

Credit Losses

Credit losses refer to the financial losses resulting from non-performance or non-payment by counterparties under the contractual obligations they are bound by. The Company is exposed to credit losses primarily from its customers through the sale of electricity and the generation of green attributes.

The Company has policies in place to ensure that sales are made to customers who are creditworthy and are expected to honor their contractual obligations under their original terms. The Company assesses each customer’s ability to pay by conducting a credit review prior to entering into a new PPA or contracts to deliver RECs, and considers contract terms and conditions, country and political risk, and the business strategy in its evaluation.

The Company monitors the ongoing credit risk from its customers through the review of counterparty balances against contract terms and due dates. The Company reviews the aging of outstanding receivables and actively communicates with the customers on a regular to ensure timely collection. From time to time, the Company may employ legal counsel to pursue recovery of defaulted receivables.

The Company establishes an allowance for doubtful accounts to adjust its accounts receivables to the amounts considered to be ultimately collectible, and charges to the allowance are recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $2.0 million and $1.4 million as of March 31, 2020, and December 31, 2019, respectively, and charges to the allowance recorded within general and administrative expenses for the three months ended March 31, 2020 and 2019, were $0.5 million and $0.2 million, respectively.

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

The following table reflects the changes in the Company’s shares of Common Stock outstanding during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Balance as of January 1	226,501	209,142
Net shares issued under equity incentive plan	21	—
Balance as of March 31	226,522	209,142

Stock-based Compensation

The Company has an equity incentive plan that provides for the award of incentive and nonqualified stock options, restricted stock awards and restricted stock units (“RSUs”) to personnel and directors who provide services to the Company. The maximum contractual term of an award is ten years from the date of grant. As of March 31, 2020 and December 31, 2019, an aggregate of 3,645,899 and 3,734,185 shares of Common Stock were available for issuance under this plan, respectively. Upon the vesting of RSUs, the Company issues shares that have been previously authorized to be issued.

During the three months ended March 31, 2020, the Company awarded 121,817 time-based RSUs to certain employees of the Company. The grant-date fair value of these RSUs was $2.2 million based on the Company’s closing stock price. These RSUs are subject to a three-year vesting schedule based on the date of the Board of Directors’ approval and are recognized as compensation cost in accordance with the vesting schedule. The amount of stock-based compensation expense related to the equity awards in the Company’s stock during the three months ended March 31, 2020 and March 31, 2019 was $0.3 million and $0.2 million, respectively and is reflected within cost of operations and general and administrative expenses in the unaudited condensed consolidated statement of operations.

The RSUs do not entitle the holders to voting rights and holders of the RSUs do not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of March 31, 2020 and changes during the three months ended March 31, 2020:

	Number of RSUs Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (in years)
Balance as of January 1, 2020	191,936	$11.57
Granted	121,817	17.94
Vested	(33,531)	12.17
Balance as of March 31, 2020	280,222	14.23	$4,419.0	1.6 years

The total unrecognized stock-based expense related to the Company’s RSUs at March 31, 2020 was $3.4 million and will be recognized, net of any forfeitures, over a weighted-average amortization period of 1.6 years.

As more fully discussed in Note 17. Related Parties, pursuant to the Reorganization Agreement entered into by the Company with Brookfield Renewables and other affiliates, upon consummation of the proposed merger between the Company and Brookfield Renewable, all outstanding Company RSUs will be ultimately converted into BEPC RSUs. Such RSUs will be subject to substantially the same terms and conditions as were applicable to the Company RSUs (except that the form of payment upon vesting will be in BEPC Shares).

Cash Distributions

The following table presents the cash distributions declared and paid on Common Stock during the three months ended March 31, 2020 and 2019:

	Distributions per Share	Declaration Date	Record Date	Payment Date
2020:
First Quarter	$0.2014	March 16, 2020	March 27, 2020	March 31, 2020
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019

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

No shares have been repurchased by the Company during the three months ended March 31, 2020 and March 31, 2019, respectively

15. LOSS PER SHARE

        Basic loss per share is computed by dividing net loss attributable to Class A common stockholders by the number of weighted average ordinary shares outstanding during the period, which is the average of shares outstanding and assumed to be outstanding, and includes contingently issuable shares as of the date when the contingent condition has been met. Diluted loss per share is computed by adjusting basic loss per share for the impact of weighted average dilutive common equivalent shares outstanding during the period, unless the impact is anti-dilutive. Common equivalent shares represent the incremental shares issuable for unvested restricted Common Stock and contingently issuable shares in the period the contingency has been met, for the portion of the period prior to the resolution of such contingent condition. Since the Company reported net losses for the periods presented, all potentially dilutive securities are considered antidilutive and, accordingly, basic net loss per share equals the diluted net loss per share.

Basic and diluted loss per share of the Company’s Common Stock for the three months ended March 31, 2020 and 2019 was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Basic and diluted loss per share:
Net loss attributable to Class A common stockholders	$(55,071)	$(8,627)

Weighted average basic and diluted Class A shares outstanding[1]	226,513	209,142

Basic and diluted loss per share	$(0.24)	$(0.04)
———
(1)The computation for diluted earnings per share of the Company’s Class A common stock for the three months ended March 31, 2020 excluded 280 thousand of potentially dilutive unvested RSUs because the effect would have been anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company’s customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under certain contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of March 31, 2020, the Company had outstanding letters of credit drawn under the Revolver of $115.8 million and outstanding project-level letters of credit of $282.0 million drawn under certain project level financing agreements, compared to $115.5 million and $266.9 million, respectively, as of December 31, 2019.

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

The defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. On February 6, 2018, the court denied the Company’s motion to dismiss after which document discovery began. In April 2019, Terra LLC filed an amended answer to the amended complaint. As of the date of this Quarterly Report, the parties have filed their respective motions for summary judgment and supporting briefs and are waiting to schedule oral arguments.

The Company cannot predict the impact on this litigation of any information that may become available through the course of these legal proceedings. The Company believes the First Wind Sellers’ allegations are without merit and will contest them vigorously. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with such a claim.

Whistleblower Complaint by Carlos Domenech Zornoza

On May 10, 2016, the Company’s former Director and Chief Executive Officer, Carlos Domenech Zornoza (“Mr. Domenech”), filed a complaint against the Company, TerraForm Global and certain individuals, with the United States Department of Labor. The complaint alleges that the defendants engaged in a retaliatory termination of Mr. Domenech’s employment on November 20, 2015, after he allegedly voiced concerns to SunEdison’s Board of Directors about public representations made by SunEdison officers regarding SunEdison’s liquidity position, and after he allegedly voiced his opposition to transactions that he alleges were self-interested and which he alleges SunEdison forced on the Company. He alleges that the Company participated in SunEdison’s retaliatory termination by terminating his position as Chief Executive Officer of the Company in connection with SunEdison’s termination of his employment. He seeks lost wages, bonuses, benefits, and other money that he alleges that he would have received if he had not been subjected to the allegedly retaliatory termination. The Company’s Position Statement in response to the complaint was filed in October 2016. Mr. Domenech subsequently filed a federal lawsuit (addressed immediately below) that had the effect of discontinuing this matter.

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

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of March 31, 2020. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

Derivative Class Action

On September 19, 2019, lead plaintiff Martin Rosson filed a derivative and class action lawsuit in the Delaware Court of Chancery on behalf of the Company, himself, and other minority stockholders of the Company against Brookfield and certain of its affiliates (including the Company as a nominal defendant). The complaint alleges that the defendant controlling stockholders breached their fiduciary duty to minority stockholders because the Company undertook a private placement of the Company’s stock on terms that the complaint alleges are unfair, instead of pursuing a public offering. The proceeds of this private placement were used to fund the acquisition by the Company of Saeta and had been approved by the Conflicts Committee of the Company’s Board of Directors. The complaint seeks the rescission and invalidation of the private placement and payment to the Company of rescissory damages, among other relief. In a related development, on October 15, 2019, the Company received a demand letter for the production of books and records pursuant to 8 Del. C. § 220 to allow counsel to the City of Dearborn Policy and Retirement System (a purported shareholder of the Company) to investigate potential breaches of fiduciary duty by Brookfield and the Company’s Board of Directors in connection with the funding of the acquisition of Saeta.

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

Demand for Access to Books and Records

On March 26, 2020, the Company received the first of four demand letters for the production of books and records pursuant to 8 Del. C. § 220, one of which was subsequently withdrawn. These letters sought to to allow counsel to the City of Dearborn Police and Retirement System, to Martin Rosson and to one other individual to investigate potential breaches of fiduciary duty by Brookfield and the Company's Board of Directors in connection with the announcement of the signing of a merger agreement among the Company, Brookfield Renewable and certain of their affiliates. The Company believes that these claims are without merit. However, the Company cannot predict with certainty the ultimate resolution of any proceedings brought in connection with these claims.
Other Matters

Two of the Company’s project level subsidiaries are parties to litigation that is seeking to recover alleged underpayments of tax grants under Section 1603 of the American Recovery and Reinvestment Tax Act from the U.S. Department of Treasury (“U.S. Treasury”). These project level subsidiaries filed complaints at the Court of Federal Claims on March 28, 2014. The U.S. Treasury counterclaimed and both claims went to trial in July 2018. In January 2019, the Court of Federal Claims entered judgments against each of the project level subsidiaries for approximately $10.0 million in the aggregate. These judgments are being appealed. The project level subsidiaries expect that losses, if any, arising from these claims would be covered pursuant to an indemnity and, accordingly, the Company recognized a corresponding indemnification asset within other current assets in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.
Issuance of Shares upon Final Resolution of Certain Litigation Matters

Pursuant to the definitive merger and sponsorship agreement (the “Merger Agreement”) entered into with Orion Holdings on March 6, 2017, the Company has agreed to issue additional shares of Common Stock to Orion Holdings for no additional consideration in respect of the Company’s net losses, such as out-of-pocket losses, damages, costs, fees and expenses, in connection with the obtainment of a final resolution of certain specified litigation matters (including the litigation brought by the First Wind Sellers and Mr. Domenech described above) within a prescribed period following the final resolution of such matters. The number of additional shares of Common Stock to be issued to Orion Holdings is subject to a pre-determined formula as set forth in the Merger Agreement and is described in greater detail in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on September 6, 2017. The issuance of additional shares to Orion Holdings would dilute the holdings of the Company’s common stockholders and may negatively affect the value of the Company’s common stock.

As of the date hereof, the Company is unable to predict the amount of net losses, if any, arising from the litigation brought by the First Wind Sellers and Mr. Domenech described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any final resolution of such matters.

17. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Organization, the Company is a controlled affiliate of Brookfield and as of March 31, 2020, Brookfield held approximately 62% of the voting securities of TerraForm Power’s Common Stock. Certain affiliates of Brookfield also hold all the outstanding incentive distribution rights (“IDRs”) of Terra LLC pursuant to an amended and restated limited liability company agreement of Terra LLC as discussed below under Brookfield Sponsorship Transaction.

Brookfield Non-Binding Proposal and Signing of Reorganization Agreement

On January 11, 2020, the Company received an unsolicited and non-binding proposal from Brookfield Renewable Partners L.P. ("Brookfield Renewable"), an affiliate of Brookfield, to acquire all of the outstanding shares of Common Stock of the Company, other than the approximately 62% shares held by Brookfield Renewable and its affiliates. The Brookfield Proposal expressly conditioned the transaction contemplated thereby on the approval of a committee of the Board consisting solely of independent directors and the approval of a majority of the shares held by the Company’s stockholders not affiliated with Brookfield Renewable and its affiliates. Following the Company’s receipt of the Brookfield Proposal, the Board formed a Special Committee of non-executive, disinterested and independent directors to, among other things, review, evaluate and consider the Brookfield Proposal and, if the Special Committee deemed appropriate, negotiate a transaction with Brookfield Renewable or explore alternatives thereto. The Board resolutions establishing the Special Committee expressly provided that the Board would not approve the transaction contemplated by the Brookfield Proposal or any alternative thereto without a prior favorable recommendation by the Special Committee. Brookfield Renewable holds an approximately 30% indirect economic interest in TerraForm Power.

On March 16, 2020, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), by and among Brookfield Renewable, Brookfield Renewable Corporation, a corporation incorporated under the laws of British Columbia and an indirect subsidiary of BEP (“BEPC”), 2252876 Alberta ULC, an unlimited liability corporation incorporated under the laws of Alberta and a wholly owned direct subsidiary of BEP (“Acquisition Sub” and, together with BEP and BEPC, the “BEP Entities”), the Company, and TerraForm Power NY Holdings, Inc., a newly formed New York corporation and a wholly owned direct subsidiary of the Company (“Holdings” and, together with the Company, the “Company Entities”). The Board, upon the unanimous recommendation of the Special Committee, and the Board of Directors of the general partner of BEP approved the Reorganization Agreement and the transactions contemplated thereby.

The Reorganization Agreement provides for, among other things, the acquisition by the BEP Entities of the Company’s Common Stock that is not already owned by BEP and its affiliates (the “Public Shares”) on the terms and subject to the conditions set forth therein. Pursuant to the Reorganization Agreement, each holder of Public Shares will be entitled to receive for each Public Share held by such holder as consideration 0.381 class A exchangeable subordinate voting shares, no par value, of BEPC (the “BEPC Shares”) or, at the election of such holder, 0.381 of a limited partnership unit of BEP (the “BEP Units”), in each case as adjusted for the BEPC Distribution (as defined and described below) (such 0.381 exchange ratio as adjusted, the “Adjusted Exchange Ratio”) plus any cash paid in lieu of fractional BEP Units or BEPC Shares, as applicable (the “Consideration”). Holders of Public Shares who do not make any election will receive BEPC Shares. There is no limit on the number of Public Shares that may elect to receive BEPC Shares or BEP units. The BEPC Shares will be structured with the intention of being economically equivalent to the BEP Units, including identical distributions, as and when declared, and will be fully exchangeable at any time, at the option of holders of such BEPC Shares, for a BEP Unit, initially on a one-for-one basis, subject to adjustment for certain events.

The Transaction (as defined below) is intended to be tax deferred for holders of Public Shares. Tax deferral for holders of Public Shares electing to receive BEPC Shares requires a favorable ruling from the IRS on certain aspects of the Transaction (the “IRS Ruling”), which has been requested. Tax deferral for holders of Public Shares electing to receive BEP Units does not require receipt of the IRS Ruling. Consummation of the Transaction is not subject to receipt of the IRS Ruling.

The acquisition of the Public Shares will be consummated through a series of transactions (the “Transaction”), including:

•the merger of the Company with and into Holdings, with Holdings surviving such merger (the “Reincorporation Merger”), with (x) each Company stockholder who does not make an election to receive Holdings Class C Shares (as defined below) (and, upon completion of the BEP Exchange (as defined below), BEP Units) receiving a number of Holding’s Class B common stock, par value $0.01 (the “Holdings Class B Shares”), equal to the number of Public Shares held by such stockholder, and (y) each Company stockholder who makes an election to receive Holdings Class C Shares (and, upon completion of the BEP Exchange, BEP Units) receiving a number of Holding’s Class C common stock, par value $0.01 (the “Holdings Class C Shares”), equal to the number of Public Shares held by such stockholder; followed immediately by

•a series of binding share exchanges effected under New York Business Corporation Law (the “NYBCL”), pursuant to which (x) BEPC will acquire each Holdings Class B Share in exchange for the applicable Consideration described above (the “BEPC Exchange”), consisting of BEPC Shares and cash in lieu of fractional BEPC Shares, and (y) Acquisition Sub will acquire each Holdings Class C Share in exchange for the applicable Consideration described above (the “BEP Exchange” and, together with the BEPC Exchange, the “Share Exchange”), consisting of BEP Units and cash in lieu of fractional BEP Units.

All outstanding restricted stock units of the Company (the “Company RSUs”) will be converted into restricted stock units with respect to Holdings Class B Shares (the “Holdings RSUs”) on a one-for-one basis at the effective time of the Reincorporation Merger. At the effective time of the Share Exchange, each Holdings RSU will then be converted into a time-based restricted stock unit of BEPC with respect to a number of BEPC Shares equal to the product of (i) the number of shares subject to such Holdings RSU immediately prior to the effective time of the Share Exchange and (ii) the Adjusted Exchange Ratio. Such restricted stock units will be subject to substantially the same terms and conditions as were applicable to the Company RSUs (except that the form of payment upon vesting will be in BEPC Shares).

The Company Entities and the BEP Entities each have made customary representations, warranties and covenants in the Reorganization Agreement, in each case generally subject to customary materiality qualifiers. The Company Entities and the BEP Entities have also agreed, subject to certain exceptions, to various other customary covenants and agreements, including agreements to conduct their respective businesses in the ordinary course during the period between the date of the Reorganization Agreement and the closing and, subject to certain exceptions, to refrain from certain actions during that time, including, (i) declaring and making dividends; (ii) acquiring assets if such acquisition would reasonably be expected to prevent, materially delay or materially impede the consummation of the Transaction; (iii) with respect to BEP and BEPC, authorizing or entering into a plan of complete or partial liquidation or dissolution; and (iv) amending their organizational documents. The Company has also agreed to refrain from soliciting or responding to alternative proposals for a transaction, except that the Board, acting at the recommendation of the Special Committee, may change its recommendation to stockholders if it determines that a failure to do so would be reasonably likely to be inconsistent with its fiduciary duties, subject to a three business day notification period for the BEP Entities.

The consummation of the Transaction is conditioned on the satisfaction or waiver (except with respect to the condition set forth in clause (i) below, which is not waivable) of certain events, including, among other matters, (i) the approval by each of (A) the holders of a majority of the Common Stock outstanding and entitled to vote thereon and (B) the holders of a majority of the Public Shares outstanding and entitled to vote thereon (collectively, the “Requisite Company Stockholder Approvals”), (ii) the BEPC Shares and BEP Units to be issued to the Company’s stockholders in the Transaction having been approved for listing on the New York Stock Exchange and the Toronto Stock Exchange, (iii) applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have expired and Competition Act, R.S.C., 1985, c. C 34 approval and certain other specified required government approvals having been obtained, (iv) no temporary restraining order, preliminary or permanent injunction or other judgment or law entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction (collectively, “Restraints”) being in effect preventing, making illegal or prohibiting the consummation of the Transactions, (v) effectiveness of certain of the BEP Entities’ F-3 and F-4 registration statements, and (vi) filing of a prospectus in Canada under applicable securities law. The Company’s obligation to consummate the Transaction is also conditioned on the satisfaction or waiver of certain other events, including, (A) receipt by the Company of an opinion from Torys LLP with respect to certain tax matters, (B) the contribution of certain assets of BEP into BEPC, and (C) the BEPC Distribution (as defined below) has occurred or all actions reasonably necessary to cause the BEPC Distribution to occur substantially simultaneously with the closing has occurred. By reason of the commitment of the Stockholders (as defined below) under the Voting Agreement (as defined below) to vote their Common Stock in favor of the Transaction, the condition described in clause (i) above will be satisfied if the Transaction is approved by the holders of a majority of the Public Shares outstanding and entitled to vote thereon.

The Reorganization Agreement contains certain termination rights for both the Company and BEP, including, by mutual consent of the Company and BEP; by either the Company or BEP, if (i) the Transaction has not been consummated on or before December 16, 2020, subject to a further three-month extension under certain circumstances; (ii) if the other party breaches any of its representations, warranties, covenants or other agreements in the Reorganization Agreement that is not reasonably capable of being cured by the end date above or is not cured in accordance with the terms of the Reorganization Agreement and such breach would cause the applicable closing conditions not to be satisfied; (iii) if the condition set forth in clause (iv) of the preceding paragraph has not been satisfied and the Restraint giving rise to such non-satisfaction has become final and nonappealable; and (v) if either of the Requisite Company Stockholder Approvals has not been obtained upon a vote at a duly held meeting. Additionally, BEP has the right to terminate the Reorganization Agreement if the Board, acting at the recommendation of the Special Committee, changes its recommendation. If the Reorganization Agreement is terminated by either the Company or BEP because the Required Company Stockholder Approvals are not obtained, the Company will pay to BEP a fee equal to $15,000,000.

The Reorganization Agreement provides that, on or prior to the closing date, the BEP Entities will, and will cause their applicable affiliates to, enter into various other agreements substantially in the forms attached to the Reorganization Agreement, including:

•a rights agreement between Brookfield and Wilmington Trust, National Association, as the rights agent (referred to in the Reorganization Agreement as the “Rights Agreement”), pursuant to which Brookfield will agree to satisfy the obligations of BEP and BEPC to exchange BEPC Shares for BEP Units where BEPC or BEP have not satisfied such exchange request by a holder of BEPC Shares, in each case, subject to the terms and conditions set forth in the Rights Agreement;
•certain subordinated credit agreements between a BEP and BEPC subsidiary in order to allow for cash management among BEP and its subsidiaries following the closing;
•an equity commitment agreement by and among Brookfield BRP Holdings (Canada) Inc., a subsidiary of BEP (“Canada HoldCo”), BEP and BEPC, pursuant to which (x) for 10 years following closing, Canada Holdco will agree to subscribe for up to $1 billion of BEPC class C non-voting shares, in order to fund growth capital investments and acquisitions or working capital and (y) until there are no longer any BEPC Shares held by the public, BEP will agree not to declare or pay any distribution on the BEP Units if BEPC does not have sufficient money or other assets to enable BEPC to declare and pay an equivalent dividend on the BEPC Shares; and
•amended articles of BEPC, which will include the rights, preferences and privileges of the BEPC capital stock, including the BEPC Shares.

BEPC Distribution

Concurrently with the closing of the Transactions, BEP will undertake a special distribution of BEPC Shares (the “BEPC Distribution”) to holders of BEP Units. As a result of the BEPC Distribution, holders of BEP Units will receive BEPC Shares for their BEP Units in accordance with a distribution ratio to be determined by the Board of Directors of the general partner of BEP. Holders of Public Shares who elect to receive BEP Units pursuant to the BEP Exchange will not be entitled to receive, and will not receive, BEPC Shares in the BEPC Distribution.

Voting Agreement

Simultaneously with the execution of the Reorganization Agreement, the Company entered into a Voting Agreement (the “Voting Agreement”) with BBHC Orion Holdco L.P. (“BBHC”) and Orion U.S. Holdings 1 L.P. (and together with BHBC, the “Stockholders”), pursuant to which the Stockholders have agreed, among other things, to vote their respective Common Stock in favor of the approval of the Reorganization Agreement and against any alternative proposal as further set forth in the Voting Agreement. The Stockholders beneficially own approximately 61.65% of the outstanding Common Stock.

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

Pursuant to the Brookfield MSA, the Company recorded charges of $9.6 million and $4.9 million within general and administrative expenses - affiliate in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

Relationship Agreement

The Company entered into a relationship agreement (the “Relationship Agreement”) with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The rights of the Company under the Relationship Agreement are subject to certain exceptions and consent rights set out therein. The Company did not acquire any renewable energy facilities from Brookfield during the three months ended March 31, 2020 and 2019.

Terra LLC Agreement

BRE Delaware, Inc. (the “Brookfield IDR Holder”), an indirect, wholly-owned subsidiary of Brookfield, holds all of the outstanding IDRs of Terra LLC. The Company, Brookfield IDR Holder and TerraForm Power Holdings, Inc. are party to the limited liability company agreement of Terra LLC (as amended from time to time, the “Terra LLC Agreement”). Under the Terra LLC Agreement, IDRs are payable when distributions on Common Stock reach a certain threshold. The IDR threshold for a first distribution is $0.93 per share of Common Stock and for a second distribution is $1.05 per share of Common Stock. There were no IDR payments made by the Company pursuant to the Terra LLC Agreement during the three months ended March 31, 2020 and 2019.

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

Sponsor Line Agreement

On October 16, 2017, the Company entered into a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates. The Sponsor Line establishes a $500.0 million secured revolving credit facility and provides for the lenders to commit to make LIBOR loans to the Company during a period not to exceed three years from the effective date of the Sponsor Line (subject to acceleration for certain specified events). The Company may only use the revolving Sponsor Line to fund all or a portion of certain funded acquisitions or growth capital expenditures. The Sponsor Line will terminate, and all obligations thereunder will become payable, no later than October 16, 2022. Borrowings under the Sponsor Line bear interest at a rate per annum equal to a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus 3.00% per annum. In addition to paying interest on outstanding principal under the Sponsor Line, the Company is required to pay a standby fee of 0.50% per annum in respect of the unutilized commitments thereunder, payable quarterly in arrears. The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Sponsor Line at any time without premium or penalty, other than customary “breakage” costs. TerraForm Power’s obligations under the Sponsor Line are secured by first-priority security interests in substantially all assets of TerraForm Power, including 100% of the capital stock of Terra LLC, in each case subject to certain exclusions set forth in the credit documentation governing the Sponsor Line. Under certain circumstances, the Company may be required to prepay amounts outstanding under the Sponsor Line. Total interest expense, including the amortization of the deferred financing costs incurred on the Sponsor Line for the three months ended March 31, 2020 and 2019,was $1.0 million.

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

New York Office Lease & Co-tenancy Agreement

In May 2018, in connection with the relocation of the Company’s corporate headquarters to New York City, the Company entered into a lease for office space and related co-tenancy agreement with affiliates of Brookfield for a ten-year term. The Company recorded $0.1 million of charges related to the lease of the office space within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019.

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

The Company made no IDR payments during the three months ended March 31, 2020 and 2019.

Other Brookfield Transactions and Agreements

Acquisition-related Services

During the three months ended March 31, 2020, an affiliate of Brookfield incurred $0.7 million for services and fees payable on behalf of the Company in relation to acquisitions made by the Company in Spain. These costs primarily represent professional fees for legal, valuation and accounting services.

Agreements with X-Elio Energy

On December 18, 2019, the Company acquired an approximately 45 MW portfolio of utility-scale solar photovoltaic power plants in Spain (the "X-Elio Acquisition”) from subsidiaries of X-Elio Energy, S.L. (“X-Elio”). Contemporaneously with the closing of the X-Elio Acquisition, Brookfield and certain of its institutional partners entered into a 50-50 joint venture in respect of X-Elio.

The X-Elio Acquisition was completed pursuant to three share purchase agreements with X-Elio (collectively the “X-Elio SPAs”), pursuant to which the Company acquired three X-Elio subsidiaries. In connection with the X-Elio Acquisition, on the closing date, the Company entered into a transitional services agreement with X-Elio, pursuant to which X-Elio has agreed to support the Company on a transitional basis by providing certain accounting and other services for an initial three-month term that may be extended at the election of the Company for an additional three-month term. In addition, the subsidiaries acquired by the Company were party to existing O&M agreements with X-Elio (collectively, the “X-Elio O&M Agreements”), pursuant to which X-Elio provided O&M services to the acquired solar power facilities. Under the terms of the X-Elio SPAs, the X-Elio O&M Agreements will remain in effect for a maximum 12-month term after the closing date, subject to earlier termination at the Company’s election, for a total consideration of approximately $1.1 million. Under the X-Elio SPAs, certain indemnity and other obligations remain in place post-closing of the acquisition but no post-closing payments are expected to be made by either party in the ordinary course.

Due from Affiliates

The $1.7 million due from affiliates amount reported on the consolidated balance sheets as of March 31, 2020 primarily represents a receivable from certain affiliates of Brookfield, as a result of payments made by the Company on their behalf, primarily related to professional fees and rent for shared corporate headquarters. There was no right of set-off with respect to these receivables from affiliates and the payables to the other Brookfield affiliates described herein, and thus these amounts were separately reported in due from affiliate in the consolidated balance sheets.

Due to Affiliates

The $13.1 million due to affiliates amount reported in the unaudited condensed consolidated balance sheets as of March 31, 2020 represented payables to affiliates of Brookfield of (i) $9.6 million for the Brookfield MSA base management fee for the first quarter of 2020, (ii) $1.6 million for services and fees incurred by an affiliate of Brookfield on behalf of the Company related to acquisitions in Spain, (iii) $0.3 million for O&M services payable to an affiliate of X-Elio, (iv) $0.6 million standby fee payable under the Sponsor Line, (v) $0.4 million payable for commodity contracts executed on behalf of the Company on a cost-reimbursement basis, and (vi) $0.6 million payables related to rent, office charges and other services to affiliates of Brookfield related to the Company’s corporate headquarters in New York. The $11.5 million due to affiliates amount reported in the consolidated balance sheets as of December 31, 2019 represented (i) $8.6 million payables to affiliates of Brookfield for the Brookfield MSA base management fee for the fourth quarter of 2019, (ii) $1.4 million for services and fees incurred by an affiliate of Brookfield on behalf of the Company related to acquisitions in Spain, (iii) $0.6 million standby fee payable under the Sponsor Line, (iv) $0.5 million payable for commodity contracts executed on behalf of the Company on a cost-reimbursement basis, and (v) $0.4 million payables related to rent, office charges and other services to affiliates of Brookfield related to the Company’ corporate headquarters in New York.

During the three months ended March 31, 2020, the Company paid to affiliates of Brookfield (i) $8.6 million for the Brookfield MSA base management fee, (ii) a $0.6 million standby fee payable under the Sponsor Line and (iii) $0.7 million for leasehold improvements, rent, office charges and other services with affiliates of Brookfield. During the three months ended March 31, 2019, the Company paid to affiliates of Brookfield (i) $4.2 million for the Brookfield MSA base management fee, (ii) a $0.6 million standby fee payable under the Sponsor Line and (iii) $1.7 million for leasehold improvements, rent, office charges and other services with affiliates of Brookfield.

18. SEGMENT REPORTING

The Company has three reportable segments: Solar, Wind, and Regulated Solar and Wind. These segments, which represent the Company’s entire portfolio of renewable energy facilities, have been determined based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Each of the Company’s reportable segments represents an aggregation of operating segments. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the CODMs. The Company’s operating segments consist of: (i) Distributed Generation, North America Solar Utility, International Solar Utility, which are aggregated into the Solar reportable segment; (ii) Northeast Wind, Central Wind, Texas Wind, Hawaii Wind and International Wind operating segments, which are aggregated into the Wind reportable segment; and (iii) the Spanish Regulated Solar and Spanish Regulated Wind operating segments that are aggregated within the Regulated Solar and Wind reportable segment. The International Wind operating segment comprises the Company’s wind operations in Portugal and Uruguay. The operating segments have been aggregated as they have similar economic characteristics and meet the aggregation criteria. The CODMs evaluate the performance of the Company’s operating segments principally based on operating income or loss. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation expense. All net operating revenues for the three months ended March 31, 2020 and 2019 were earned by the Company’s reportable segments from external customers in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Uruguay and Chile, as applicable.

The following table reflects summarized financial information regarding the Company’s reportable segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
(In thousands)	Solar	Wind	Regulated Solar and Wind	Corporate	Total	Solar	Wind	Regulated Solar and Wind	Corporate	Total
Operating revenues, net	$78,623	$76,567	$91,572	$—	$246,762	$57,356	$92,639	$75,337	$—	$225,332
Depreciation, accretion and amortization expense	36,462	41,438	44,138	353	122,391	27,235	42,198	37,189	347	106,969
Other operating costs and expenses	16,724	17,851	29,152	31,140	94,867	13,807	31,659	20,956	22,837	89,259
Operating income (loss)	25,437	17,278	18,282	(31,493)	29,504	16,314	18,782	17,192	(23,184)	29,104
Interest expense, net	21,975	14,960	14,226	26,798	77,959	12,798	15,142	27,834	30,513	86,287
Other non-operating (income) expenses, net	(3,249)	1,904	3	(4,328)	(5,670)	(6,441)	(486)	(3,915)	(6,133)	(16,975)
Income tax expense (benefit)	361	635	212	23,253	24,461	(3,303)	851	(1,844)	145	(4,151)
Net income (loss)	$6,350	$(221)	$3,841	$(77,216)	$(67,246)	$13,260	$3,275	$(4,883)	$(47,709)	$(36,057)
Balance Sheet
Total assets[1]	$3,442,159	$3,676,796	$3,448,809	$67,365	$10,635,129	$3,509,076	$3,716,447	$2,731,892	$101,221	$10,058,636
———
(1)Represents total assets as of March 31, 2020 and December 31, 2019, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(8,405)	$48,643	$40,238
Other comprehensive (loss) income:
Net unrealized (loss) gain arising during the period (net of zero tax impact)	4,822	(9,160)	(4,338)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(2,911)	(2,911)
Other comprehensive income (loss)	4,822	(12,071)	(7,249)
Accumulated other comprehensive (loss) income	(3,583)	36,572	32,989
Less: Other comprehensive income attributable to non-controlling interests	—	676	676
Balance as of March 31, 2019	$(3,583)	$35,896	$32,313

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$7,247	$4,398	$11,645
Other comprehensive (loss) income:
Net unrealized gain (loss) arising during the period (net of zero and $4,088 tax benefit, respectively)	10,264	(36,977)	(26,713)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(1,842)	(1,842)
Other comprehensive income (loss)	10,264	(38,819)	(28,555)
Accumulated other comprehensive income (loss)	17,511	(34,421)	(16,910)
Less: Other comprehensive loss attributable to non-controlling interests	—	(246)	(246)
Balance as of March 31, 2020	$17,511	$(34,175)	$(16,664)
———
(1)See Note 11. Derivatives for additional breakout of hedging gains and losses for interest rate swaps and commodity contracts in a cash flow hedge relationship and the foreign currency contracts designated as hedges of net investments in foreign operations.

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

The following table presents the activity of the redeemable non-controlling interests balance for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Balance as of January 1	$22,884	$33,495
Net income (loss)	12	(9,381)
Distributions	(241)	—
Repurchases of redeemable non-controlling interests, net[1]	(14,645)	—
Non-cash redemption of redeemable non-controlling interests	—	7,345
Balance as of March 31	$8,010	$31,459
———
(1)Represents the carrying amount of the redeemable non-controlling interests repurchased. See below for additional details.

Repurchases of non-controlling interests

During the three months ended March 31, 2020 and 2019, the Company purchased the tax equity investors’ interests in certain distributed generation projects in the U.S. for a combined consideration of $1.7 million and $1.1 million, respectively, which resulted in increasing the Company’s ownership interest in the related projects to 100%. The difference between the consideration paid and the carrying amounts of the non-controlling interests was recorded as an adjustment to additional paid-in capital within Purchase of (redeemable) non-controlling interests in the unaudited condensed consolidated statement of stockholders’ equity.

21. SUBSEQUENT EVENTS

First Quarter Cash Distribution

On May 6, 2020, the Board of Directors declared a cash distribution with respect to our Common Stock of 0.2014 per share. The distribution is payable on June 15, 2020 to stockholders of record as of June 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and other disclosures included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. (“TerraForm Power”) acquires, owns, and operates solar and wind assets in North America and Western Europe. We are the owner and operator of an over 4,200 MW diversified portfolio of high-quality solar and wind assets underpinned by long-term contracts. Significant diversity across technologies and locations coupled with contracts across a large, diverse group of creditworthy counterparties significantly reduces the impact of resource variability on cash available for distribution and limits our exposure to any individual counterparty. We are sponsored by Brookfield Asset Management Inc. (“Brookfield”), a leading global alternative asset manager with over $540 billion in assets under management. Affiliates of Brookfield held approximately 62% of TerraForm Power’s Class A common stock (“Common Stock”) as of March 31, 2020.

TerraForm Power’s objective is to deliver an attractive risk-adjusted return to its stockholders. We expect to generate this total return with a regular distribution, which we intend to grow at 5 to 8% per annum, that is backed by stable cash flows.

TerraForm Power, formed in 2014, is a holding company, and its primary asset is an equity interest in TerraForm Power, LLC (“Terra LLC”). TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC. Unless otherwise indicated or otherwise required by the context, references to “we,” “our,” “us” or the “Company” refer to TerraForm Power and its consolidated subsidiaries.

Recent Developments

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

On March 16, 2020, the Company and Brookfield Renewable and certain of their affiliates entered into a definitive agreement (the “Reorganization Agreement”) for Brookfield Renewable to acquire all of the Company's outstanding shares of Common Stock, other than the 62% currently owned by Brookfield Renewable and its affiliates (the transactions contemplated by the Reorganization Agreement, the “Transactions”). Pursuant to the Reorganization Agreement, each holder of a share of Common Stock that is issued and outstanding immediately prior to the consummation of the Transactions will receive, at each such shareholder’s election, 0.381 of a Brookfield Renewable limited partnership unit or of a Class A exchangeable subordinate voting share of Brookfield Renewable Corporation, a Canadian subsidiary of Brookfield Renewable which is expected to be publicly listed as of the consummation of the Transactions. The Special Committee has unanimously recommended that the Company’s unaffiliated shareholders approve the Transactions. Consummation of the Transactions is subject to the non-waivable approval of a majority of the Company’s shareholders not affiliated with Brookfield Renewable, receipt of required regulatory approvals and other customary closing conditions.

Termosol Acquisition

On February 11, 2020, we completed the acquisition of a portfolio of two concentrated solar power facilities located in Spain with a combined nameplate capacity of approximately 100 MW (Termosol 1 & 2) from NextEra Energy Spain Holdings

B.V. for a total purchase price of approximately $126.9 million (the “Termosol Acquisition”). These facilities are regulated under the Spanish framework for renewable power, with approximately 18 years of remaining regulatory life.

United States Project Financing

On March 26, 2020, we entered into a new non-recourse debt financing agreement, issuing $246.0 million of 3.28% senior notes secured by approximately 218.0 MW utility-scale wind power plants located in the United States. We used the net proceeds of this debt to (i) redeem, in full, the outstanding balance of the non-recourse project term debt previously incurred of which $215.2 million remained outstanding plus accrued and unpaid interest, (ii) redeem, in full, derivative liabilities related to interest rate swaps with the hedge counterparties of which $16.3 million remained outstanding and (iii) pay for the fees and expenses related to the issuance.

The COVID-19 Pandemic

We continue to monitor and evaluate the global COVID-19 pandemic and are taking steps to mitigate the known risks it poses on our business. In virtually every jurisdiction in which we operate, significant restrictions have been imposed on non-essential business activity. Our business, as a producer of energy and a provider of critical infrastructure services, is typically exempt from these types of restrictions, and as a result we are generally permitted to continue our ordinary course of operations. In addition, we have taken steps to ensure that our employees and contractors are safe, including the closures of our New York City headquarters and Madrid offices in late March 2020 and implementing a business continuity plan to ensure our employees are best able to meet our business needs while working remotely.

While the full impact on our business is unknown and difficult to predict, we believe TerraForm Power is well positioned to manage the known risks arising from the COVID-19 pandemic. Approximately 95% of our revenue is earned pursuant to long term power purchase agreements (“PPAs”), with over 90% of our customers have either investment grade credit rating or are municipalities with investment grade characteristics. In our Regulated Solar and Wind operating segments in Spain, reduced demand for energy resulting from the economic slowdown has resulted in lower market prices for power, however this decrease should be offset by regulatory revenues that adjust market rates to ensure renewable energy generators achieve a long-term reasonable rate of return.

There are a number of factors that we believe may mitigate our exposure to loss and disruption caused by the pandemic. Our believe our business is relatively less labor intensive than many other industries, meaning it can function with relatively little person to person interaction. Also, since our assets are predominantly operational, our exposure to potential supply chain disruptions is smaller than businesses that are more focused on construction and development. We are also working proactively with our operations and maintenance (“O&M”) providers to mitigate the impact of the pandemic on our operations by ensuring that they have appropriate business continuity plans in place in order to safeguard the health of our employees and contractors as well as ensure that our wind and solar plants continue to generate power and operated normally.

We operate with sufficient liquidity to enable us to fund near-term cash distributions, growth initiatives, capital expenditures and withstand sudden adverse changes in economic circumstances or short-term fluctuations in resources. Our total available corporate liquidity as of March 31, 2020, was $1.2 billion. See Liquidity and Capital Resources section below for additional details. While we believe TerraForm Power is well-positioned to weather the pandemic, the situation remains fluid and difficult to predict. We continue to monitor the situation to ensure any business interruption or other risk is proactively addressed.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2019 through March 31, 2020:

Description	Facility Type	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Total Portfolio as of December 31, 2019		4,122.5	4,941	13
Acquisition of Termosol 1 & 2	Concentrated Solar Power	99.8	2	18
Total Portfolio as of March 31, 2020		4,222.3	4,943	13

———
(1)Nameplate capacity represents the maximum generating capacity of a facility as expressed in direct current (“DC”) for all facilities within our Solar segment and alternating current (“AC”) for all facilities within our Wind and Regulated Solar and Wind segments.
(2)Weighted average remaining duration of PPA (years) represents the weighted-average remaining term of PPAs and is calculated as of December 31, 2019 and March 31, 2020, respectively.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico) (the “U.S.”), Canada, Spain, Portugal, the United Kingdom (the “U.K.”), Chile and Uruguay with a combined nameplate capacity of 4,222 MW as of March 31, 2020. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. As of March 31, 2020, on a weighted-average basis (based on MW), our PPAs had a weighted-average remaining life of 13 years and our counterparties to our PPAs had, on average, an investment grade credit rating.

The following table lists the renewable energy facilities that comprise our portfolio as of March 31, 2020:

Description	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Distributed Generation:
U.S. Solar[3]	711.7	756	14
U.S. Residential Rooftops[4]	21.2	4,068	14
U.S. Fuel Cells[3,4]	10.0	9	16
Canada Solar	8.5	20	13
Total Distributed Generation	751.4	4,853	15

Solar Utility:
U.S.	498.6	20	17
Canada	59.4	4	14
U.K.	11.1	1	9
Chile	101.6	1	14
Total Solar Utility	670.7	26	16

Regulated Solar and Wind:
Spain	936.8	35	13

Wind Utility:
U.S.	1,546.2	17	10
Canada	78.0	1	11
Portugal	143.8	9	9
Uruguay	95.4	2	17
Total Wind Utility	1,863.4	29	11

Total Renewable Energy Facilities	4,222.3	4,943	13
———
(1)Nameplate capacity represents the maximum generating capacity of a facility as expressed in DC for all facilities within our Solar reportable segment and AC for all facilities within our Wind and Regulated Solar and Wind segments.
(2)Represents the weighted-average term of remaining PPA and calculated as of March 31, 2020.
(3)Includes Delayed Projects with an aggregate nameplate capacity of 9.0 MW. See Note 3. Acquisitions to our unaudited condensed consolidated financial statements for additional details.

Key Metrics

Operating Metrics

Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. We express nameplate capacity in (i) DC, for all facilities within our Solar segment and (ii) AC, for all facilities within our Wind and Regulated Solar and Wind segments. The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had a combined nameplate capacity of approximately 4,222 MW and 4,123 MW as of March 31, 2020 and December 31, 2019, respectively.

Gigawatt hours sold

Gigawatt hours (“GWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track GWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for renewable energy facilities for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In GWh)	2020	2019
Solar segment	459	380
Wind segment	1,521	1,629
Regulated Solar and Wind segment	356	390
Total	2,336	2,399

Consolidated Results of Operations

Factors Affecting the Comparability of our Financial Results

The comparability of our consolidated results of operations among the periods presented is impacted by, but not limited to, acquisitions, divestitures and foreign exchange fluctuation. Accordingly, our historical consolidated results of operations may not be comparable or indicative of future results.

The below represent the key factors that affect the comparability of our financial results:

Acquisitions

Acquisitions completed during one period impact the comparability to a prior period in which we did not own the acquired businesses or assets.

The WGL Acquisition

On September 26, 2019, we acquired approximately 320 MW distributed generation portfolio of renewable energy facilities in the U.S. from subsidiaries of AltaGas (the “WGL Acquisition”). Our consolidated results for the three months ended March 31, 2020 include the results relating to the WGL Acquisition for the full period, whereas the prior period did not include any results of operations from the WGL acquisition.

The X-Elio Acquisition

On December 18 2019, We acquired approximately 45 MW utility-scale solar photovoltaic (“PV”) power facilities in Spain, from subsidiaries of X-Elio Energy, S.L., a Spanish corporation. Our consolidated results for the three months ended

March 31, 2020 include the results relating to the X-Elio Acquisition for the full period, whereas the prior period did not include any results of operations from the X-Elio acquisition.

The Termosol Acquisition

As discussed in Note 3. Acquisitions to our consolidated financial statements, on February 11, 2020 we acquired two concentrated solar power (“CSP”) facilities located in Spain with a combined nameplate capacity of approximately 100 MW (“Termosol 1 & 2”) from NextEra Energy Spain Holdings B.V (the “Termosol Acquisition”). Our consolidated results for the three months ended March 31, 2020 include the results relating to the Termosol Acquisition beginning on the acquisition date on February 11, 2020, whereas the prior period did not include any results of operations from the Termosol acquisition.

Divestitures

Any divestitures of our continuing operations affect the comparability of our consolidated results from period to period. Divestitures completed during one period impact comparability to a prior period in which we owned the divested businesses or assets.

The 6 MW Distributed Generation Divestiture

On December 20, 2019, we sold six distributed generation facilities in the U.S. with a combined nameplate capacity of 6.0 MW for a net consideration of $9.5 million.

Foreign Exchange

The USD is our reporting currency and our subsidiaries operate in other functional currencies, including: Euro, CAD and GBP. The principal foreign exchange exposure is the risk related to the translation of the results of foreign operations from the local currency. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. A significant portion of our revenue is generated in Euro and, to a lesser extent, in CAD and as such, our reported revenues may be affected by the strengthening or weakening of the U.S. dollar and currency exchange rates.

The amounts shown below represent the results of TerraForm Power’s wholly-owned and partially-owned subsidiaries in which we have a controlling interest, with all significant intercompany accounts and transactions eliminated.

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating revenues, net	$246,762	$225,332
Operating costs and expenses:
Cost of operations	57,864	60,751
General and administrative expenses	26,217	23,162
General and administrative expenses - affiliate	9,777	5,164
Acquisition costs	355	182
Acquisition costs - affiliate	654	—
Impairment of renewable energy facilities	—	—
Depreciation, accretion and amortization expense	122,391	106,969
Total operating costs and expenses	217,258	196,228
Operating income	29,504	29,104
Other expenses (income):
Interest expense, net	77,959	86,287
Loss (gain) on modification and extinguishment of debt, net	3,593	(5,543)
Gain on foreign currency exchange, net	(4,871)	(8,752)
Other income, net	(4,392)	(2,680)
Total other expenses, net	72,289	69,312
Loss before income tax expense	(42,785)	(40,208)
Income tax expense (benefit)	24,461	(4,151)
Net loss	(67,246)	(36,057)
Less: Net income (loss) attributable to redeemable non-controlling interests	12	(9,381)
Less: Net loss attributable to non-controlling interests	(12,187)	(18,049)
Net loss attributable to Class A common stockholders	$(55,071)	$(8,627)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Revenues, net

Operating revenues, net and GWh sold for the three months ended March 31, 2020 and 2019 and nameplate capacity as of March 31, 2020 and December 31, 2019, were as follows:

	Three Months Ended March 31,
(In thousands, except for GWh sold)	2020	2019	Change
Energy:
Solar	$50,776	$42,007	$8,769
Wind	74,951	91,002	(16,051)
Regulated Solar and Wind	88,042	68,988	19,054
Incentives, including affiliates:
Solar	27,847	15,349	12,498
Wind	1,616	1,637	(21)
Regulated Solar and Wind	3,530	6,349	(2,819)
Total operating revenues, net	$246,762	$225,332	$21,430

GWh sold:	2020	2019	Change
Solar	459	380	79
Wind	1,521	1,629	(108)
Regulated Solar and Wind	356	390	(34)
Total GWh sold	2,336	2,399	(63)

(In MW)	March 31, 2020	December 31, 2019	Change
Solar	1,421	1,421	—
Wind	1,864	1,864	—
Regulated Solar and Wind	937	837	100
Total nameplate capacity (MW)	4,222	4,122	100

Total energy revenue during the three months ended March 31, 2020 compared to the same period in 2019, increased by $11.8 million due to $8.8 million and $19.1 million increases at our Solar and Regulated Solar and Wind segments, respectively. These increases were partially offset by $16.1 million decrease at our wind segment. Energy revenue at our Solar segment increased by $8.8 million primarily driven by $11.6 million in contributions from distributed generation facilities in the U.S. acquired after the first quarter of 2019. These contributions were partially offset by $2.5 million net decreases primarily due to lower pricing and generation at our North American solar farms. Energy revenue at our Wind segment decreased by $16.1 million due to a (i) $9.3 million decrease due to lower generation by our fleet in North America resulting from lower wind resource, (ii) $4.9 million net decrease at our fleet in North America due to lower market prices, (iii) $2.4 million decrease due to lower generation by our international plants in Portugal and Uruguay resulting from lower wind resource, and (iv) $2.1 million increase in unrealized losses on commodity derivatives. These decreases at our Wind segment were partially offset by $3.2 million increase due to higher generation by our fleet in North American driven by higher availability following the substantial completion of our blade repair program that we initiated in 2019. Energy revenue at our Regulated Solar and Wind segments increased by $19.1 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily driven by $15.5 million in contributions from acquisitions of solar PV and CSP facilities made in the fourth quarter of 2019 and the first quarter of 2020, and a $15.1 million increase in capacity revenue from remuneration programs under the Spanish framework for renewable power. These increases at our Regulated Solar and Wind segment were partially offset by a $11.6 million reduction in our merchant sales due to the decline in market prices and energy demand in Spain in the first quarter of 2020 amidst the outbreak of the COVID-19 pandemic.

Total Incentive revenue during the three months ended March 31, 2020, compared to the same period in 2019, increased by $9.7 million due to a $12.5 million increase at our Solar segment that was partially offset by a $2.8 million decrease at our Regulated Solar and Wind segment. Incentive revenue at our Solar segment increased by $12.5 million, driven by $7.1 million in contributions from the WGL Acquisition that closed in the third quarter of 2019, and $5.4 million in increases in the U.S. due to the timing of contracting and delivering of renewable energy incentives with our counterparties. Incentive revenue at our Regulated Solar and Wind segment, representing earnings for each MWh produced by our solar facilities in Spain to recover deemed operating costs that are in excess of market revenue forecasted by the Spanish market competition regulator (the “CNMC”), decreased by $2.8 million due to a $3.9 million decrease in the amount of remuneration per MWh to renewable energy producers set by the CNMC for the year 2020 as well as lower generation at our solar facilities in the first quarter of 2020. This decrease was partially offset by $1.1 million in contributions from PV and CSP acquisitions made in the fourth quarter of 2019 and the first quarter of 2020.

Costs of Operations

Costs of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Cost of operations:
Solar	$16,365	$12,622	$3,743
Wind	14,879	28,474	(13,595)
Regulated Solar and Wind	26,620	19,655	6,965
Total cost of operations	$57,864	$60,751	$(2,887)

Total cost of operations decreased by $2.9 million for the three months ended March 31, 2020 compared to the same period in 2019, due to a $13.6 million decrease at our Wind segment. This decrease was partially offset by $3.7 million and $7.0 million increases at our Solar and Regulated Solar and Wind segments, respectively. Cost of operations at our wind segment decreased by $13.6 million due to a (i) reduction of $4.1 million in real property taxes related to refunds of previously assessed taxes on our plants in Hawaii, (ii) decrease of $4.5 million in repairs and maintenance and losses on disposal of major components of certain wind power plants in North America following the substantial completion of our blade repair program that was initiated in 2019 and (iii) reduction of $4.1 million in O&M costs payable to our existing service provider at our North American fleet as a compensation to lower generation than a certain guaranteed amount per the long-term service agreement framework. Cost of operations at our Solar segment increased by $3.7 million, primarily due to incurring $7.7 million costs related to the WGL Acquisition that closed in the third quarter of 2019. This increase in cost of sales at our Solar segment was partially offset by a $2.1 million one-off reduction in sales and use taxes in the U.S. and a $1.2 million decrease in lease expenses. Cost of operations at our Regulated Solar and Wind segment increased by $7.0 million, primarily due to incurring $3.9 million in costs related to the acquisitions of solar PV and CSP facilities made in the fourth quarter of 2019 and the first quarter of 2020 and a net increase of $2.2 million in taxes payable under the Spanish framework for renewable power.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
General and administrative expenses:
Solar	$359	$1,185	$(826)
Wind	2,972	3,185	(213)
Regulated Solar and Wind	3,438	1,301	2,137
Corporate	19,448	17,491	1,957
Total general and administrative expenses	$26,217	$23,162	$3,055

Total general and administrative expenses increased by $3.1 million during the three months ended March 31, 2020, compared to the same period in 2019, due to $2.1 million and $2.0 million increases at our Regulated Solar and Wind and Corporate segments, respectively. These increases were partially offset by $0.8 million and $0.2 million decreases at our Solar and Wind segments, respectively. The increase at our Corporate segment was primarily attributable to $5.2 million in expenses incurred in relation to the negotiations of the transactions contemplated by the Brookfield Proposal representing professional fees for financial and legal advisors. This increase in our Corporate expenses was partially offset by $3.1 million lower professional for legal and audit services compared to the same period in 2019. The $2.1 million increase in general and administrative expenses at our Regulated Solar and Wind segment was primarily attributable to higher professional fees for audit and consulting services. Our general and administrative expenses at our Solar and Wind segments decreased by a total of $1.0 million primarily resulting from lower professional fees and other operating expenses.

General and Administrative Expenses - Affiliate

General and administrative expenses - affiliate for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Corporate	$9,777	$5,164	$4,613

General and administrative expenses - affiliate for the three months ended March 31, 2020 were $9.8 million compared to $5.2 million, for the same period in 2019, and primarily consisted of $9.6 million and $4.9 million, respectively, of quarterly base management fees under the Brookfield MSA, pursuant to which Brookfield and certain of its affiliates provide us with certain management and administrative services. The $4.6 million increase in the base management fee for the three months ended March 31, 2020 compared to the same period in 2019 was primarily driven by an increase in our market capitalization. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for additional details.

Total Acquisition Costs

Total acquisition costs were $1.0 million for the three months ended March 31, 2020, compared to $0.2 million in the same period in 2019, which primarily consisted of professional fees for legal and accounting services. Acquisition costs related to affiliates for the three months ended March 31, 2020, were $0.7 million and represented reimbursements to affiliates of Brookfield for fees and expenses incurred on our behalf. There were no acquisition costs related to affiliates for the three months ended March 31, 2019.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $15.4 million during the three months ended March 31, 2020, compared to the same period in 2019. This increase was in relation to our growing portfolio of renewable energy facilities from acquisitions in the U.S and Spain, as well as capital additions placed in service after the first quarter of 2019.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Corporate-level	$26,798	$30,513	$(3,715)
Non-recourse:
Solar	21,975	12,798	9,177
Wind	14,960	15,142	(182)
Regulated Solar and Wind	14,226	27,834	(13,608)
Total interest expense, net	$77,959	$86,287	$(8,328)

Interest expense, net decreased by $8.3 million during the three months ended March 31, 2020, compared to the same period in 2019, due to decreases of $3.7 million, $0.2 million and $13.6 million at our Corporate, Wind and Regulated Solar and Wind segments, respectively. These decreases were partially offset by a $9.2 million increase at our Solar segment. Interest expense, net at our Corporate segment decreased by $3.7 million due to the reduction in outstanding obligations at the corporate level as of March 31, 2020 compared to 2019, following the refinancing activities that took place in the fourth quarter of 2019, which included the termination of our Senior Notes due 2025, the termination of our Term Loan, the substantial repayment of our Revolver, and the issuance of our Senior Notes due 2030. Interest expense, net at our Solar segment increased by $9.2 million primarily driven by the increased outstanding obligations as of March 31, 2020 compared to 2019, following the additional non-recourse borrowings obtained in the second and third quarter of 2019, that were secured by certain distributed generation facilities in the U.S. Interest expense, net at our Regulated Solar and Wind segments decreased by $13.6 million during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to $15.8 million decreases in mark-to-market losses on interest rate swap liabilities not designated as hedging instruments and realized losses from the settlement of interest with the hedge counterparties. See Note 11. Derivatives to our unaudited condensed consolidated financial statements for additional details. This decrease was partially offset by incurring $2.4 million in net interest expense related to the acquisitions of solar PV and CSP facilities made in the fourth quarter of 2019 and the first quarter of 2020. See Note 9. Long-term Debt to our consolidated financial statements for additional details.

Loss (Gain) on Modification and Extinguishment of Debt, net

Losses or gains on modification and extinguishment of debt, net include prepayment penalties, the write-off of unamortized deferred financing costs and debt premiums or discounts, costs incurred in a debt modification that are not capitalized as deferred financing costs, other costs incurred in relation to debt extinguishment, and any gain from the redemption of debt below its carrying amount. We incurred a net loss on modification and extinguishment of debt of $3.6 million for the three months ended March 31, 2020 related to the refinancing of the debt of associated with a 218.0 utility-scale wind power plants located in the U.S. We recognized a gain of $5.5 million for the three months ended March 31, 2019, associated with the redemption of financing lease obligations within certain distributed generation facilities in the U.S. See Note 9. Long-term Debt to our unaudited condensed consolidated financial statements for additional details.

Gain on Foreign Currency Exchange, net

Gains and losses on foreign currency exchanges primarily include the transaction gains and losses and changes in fair value of our foreign exchange derivative contracts not accounted for under hedge accounting, and exchange differences on intercompany loans that are not of a long-term investment nature. We recognized a net gain on foreign currency exchange of $4.9 million for the three months ended March 31, 2020 primarily due to net realized and unrealized gain of $18.1 million on foreign currency derivative contracts that was partially offset by a loss of $13.8 million on the remeasurement of intercompany loans, which are primarily denominated in Euros. We recognized a net gain on foreign currency exchange of $8.8 million for the three months ended March 31, 2019, primarily due to a total $21.2 million net realized and unrealized gain on foreign currency derivative contracts that were partially offset by a loss of $14.8 million on the remeasurement of intercompany loans.

Other Income, net

We recognized $4.4 million of other income, net for the three months ended March 31, 2020, compared to $2.7 million of other expenses, net for the three months ended March 31, 2019.The balance primarily comprised non-operating expenses and losses net of recoveries and reimbursements.

Income Tax Expense (Benefit)

Income tax expense was $24.5 million for the three months ended March 31, 2020, compared to a benefit of $4.2 million during the same period in 2019. The expense for the current period was primarily driven by an additional valuation allowance in the U.S. and the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act section 163(j) provisions as well as profits generated by certain foreign subsidiaries, whereas for the same period in 2019, we recognized a benefit in relation to losses incurred by foreign subsidiaries. For the three months ended March 31, 2020 and 2019, the overall effective tax rate was different than the statutory rate of 21% primarily due to the recognition of an additional valuation allowance on certain income tax benefits, the allocation of losses to non-controlling interests, the effect of foreign and state taxes and, for the three months ended March 31, 2020, the impact of the CARES Act.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $12.2 million for the three months ended March 31, 2020, compared to $27.4 million for the three months ended March 31, 2019. The $15.2 million decrease was driven by lower allocations to project-level tax equity partnerships and non-controlling interests in our partially owned subsidiaries in which we have a controlling interest.

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

The following table summarizes the total capitalization and debt to capitalization percentage as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Revolving Credit Facilities[1]	$61,000	$—
Senior Notes[2]	1,900,000	1,900,000
Non-recourse long-term debt, including current portion[3]	4,851,988	4,388,469
Long-term indebtedness, including current portion[4]	6,812,988	6,288,469
Total stockholders’ equity and redeemable non-controlling interests	2,461,835	2,630,792
Total capitalization	$9,274,823	$8,919,261
Debt to total capitalization	73%	71%
———
(1)Represents the amounts drawn under our Revolver, and does not include the $115.8 million of outstanding project-level letters of credit.
(2)Represents corporate senior notes.
(3)Represents asset-specific, non-recourse borrowings and financing lease obligations secured against the assets of certain project companies.
(4)Represents the total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $50.2 million and $53.1 million of net unamortized debt premiums, discounts and deferred financing costs as of March 31, 2020 and December 31, 2019, respectively.

Liquidity Position

We operate with sufficient liquidity to enable us to fund near-term cash distributions, growth initiatives, capital expenditures and withstand sudden adverse changes in economic circumstances or short-term fluctuations in resources. The principal sources of funding are cash flows from operations, revolving credit facilities (including our Revolver and Sponsor Line as discussed and defined below), unused debt capacity at our projects, non-core asset sales and proceeds from the issuance of debt or equity securities through public markets. We actively refinance our non-recourse debt across our portfolio to extend our maturity profile and benefit from any decline in interest rates.

As of March 31, 2020, our current liabilities exceeded our current assets by $146.4 million. We do not believe this deficit in working capital has an adverse impact on our cash flows, liquidity or operations since our current liabilities include $169.0 million of long-term non-recourse debt classified as current due to defaults that existed at March 31, 2020. We believe there is a reasonable likelihood that we will be, in due course, able to successfully negotiate waivers with the lenders and/or cure the existing defaults. We do not expect any of our financing agreements to be accelerated and we were not notified by any of our lenders to elect to enforce project security interests. See Note 9. Long-term debt to our unaudited condensed consolidated financial statements for additional details.

 The following table summarizes corporate liquidity and available capital as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Unrestricted corporate cash	$29,271	$54,419
Project-level distributable cash	30,712	44,556
Cash available to corporate	59,983	98,975
Credit facilities:
Committed revolving credit facility	800,000	800,000
Drawn portion of revolving credit facilities	(61,000)	—
Revolving line of credit commitments	(115,786)	(115,549)
Undrawn portion of Sponsor Line[1]	500,000	500,000
Available portion of credit facilities	1,123,214	1,184,451
Corporate liquidity	1,183,197	1,283,426
Other project-level unrestricted cash	189,237	138,505
Project-level restricted cash	141,281	112,020
Available capital	$1,513,715	$1,533,951
———
(1)Represents a $500.0 million secured revolving credit facility (the “Sponsor Line”) with Brookfield and one of its affiliates that may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures.

Non-recourse Project Financing

United States Project Financing

On March 26, 2020, we entered into a new non-recourse debt financing agreement issuing $246.0 million of 3.28% senior notes secured by approximately 218.0 MW utility-scale wind power plants located in the U.S. We used the net proceeds of this debt to (i) redeem, in full, the outstanding balance of the non-recourse project term debt previously incurred and secured by the subsidiary’s assets, of which $215.2 million remained outstanding plus accrued and unpaid interest, (ii) redeem, in full, derivative liabilities related to interest rate swaps with the hedge counterparties of which $16.3 million remained outstanding, and (iii) pay for the fees and expenses related to the issuance. The senior secured notes mature on June 30, 2037, and amortize on a seventeen-year sculpted amortization schedule.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2023 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after March 31, 2020, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2020[2]	2021	2022	2023	2024	Thereafter	Total
Maturities of long-term debt[1]	$733,365	$300,956	$295,777	$903,546	$368,311	$4,211,033	$6,812,988
————
(1)Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $169.0 million of long-term debt, net of unamortized deferred financing costs of $5.6 million, to current due to debt defaults that existed at March 31, 2020. See Note 9. Long-term Debt to our unaudited condensed consolidated financial statements for additional details.
(2)Includes the $475.0 million Bridge Facility we entered into on September 25, 2019, which matures on September 23, 2020. We have a one-year extension option and intend to complete a refinancing of the balance on a long-term basis prior to maturity. The balance, net of unamortized deferred financing costs, is included within non-current liabilities in the unaudited condensed consolidated balance sheets. The balance, net of unamortized deferred financing costs, is included within non-current liabilities in the unaudited condensed consolidated balance sheets. See Note 9. Long-term Debt to our unaudited condensed consolidated financial statements for additional details.

Cash Distributions to Investors

The following table presents cash distributions declared and paid on Common Stock during the three months ended March 31, 2020 and 2019:

	Distributions per Share	Declaration Date	Record Date	Payment Date
2020:
First Quarter	$0.2014	March 16, 2020	March 27, 2020	March 31, 2020
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019

On May 6, 2020, our Board of Directors declared a cash distribution with respect to our Common Stock of $0.2014 per share. The distribution is payable on June 15, 2020 to stockholders of record as of June 1, 2020. The first quarter of 2020 distribution will be our ninth consecutive quarterly distribution payment under the Brookfield sponsorship.

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

No shares have been repurchased by us during the three months ended March 31, 2020.

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

There were no IDR payments made by us during the three months ended March 31, 2020 and 2019.

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

The following table reflects the changes in our cash and cash equivalents, including restricted cash, as of March 31, 2020:

(In thousands)	March 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$249,220	$237,480	$11,740
Restricted cash, current	42,907	35,657	7,250
Restricted cash	98,374	76,363	22,011
	$390,501	$349,500	$41,001
Cash Flow Discussion

We use measures of cash flow, including net cash flows from operating activities, investing activities and financing activities, to evaluate our periodic cash flow results.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$85,767	$84,999	$768
Net cash used in investing activities	(41,280)	(3,803)	(37,477)
Net cash provided by (used in) financing activities	717	(59,794)	60,511

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $85.8 million for the three months ended March 31, 2020, compared to $85.0 million for the same period in the prior year. This increase was primarily driven by a $24.7 million increase in revenue generated from the acquisitions we made subsequent to the firsts quarter of 2019 (excluding losses on commodity derivative contracts, recognition of deferred revenue and amortization of favorable and unfavorable rate revenue contracts, net). This increase was partially offset by a $19.0 million net decrease due to the timing of sales and collections from customers and payment of vendors, in addition to increase in total operating costs (excluding non-cash items) by $4.2 million, compared to the same period in the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020, was $41.3 million, which consisted of $79.4 million payments to acquire businesses, net of cash acquired and $1.0 million for capital expenditures. These payments were partially offset by (i) $38.8 million proceeds from the settlement of foreign currency contracts used to hedge the exposure associated with foreign subsidiaries and $0.4 million proceeds received from a government rebate for certain costs previously incurred for capital expenditures. Net cash used in investing activities for the three months ended March 31, 2019, was $3.8 million, which was due to the use of $7.4 million for capital expenditures, partially offset by $2.8 million proceeds received from a government rebate for certain costs previously incurred for capital expenditures and $0.7 million from other investing activities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020, was $0.7 million, which consisted of (i) $272.4 million proceeds from non-recourse debt financing net of deferred financing fees and (ii) $61.0 million of net draws on our Revolver. This was partially offset by (i) $242.1 million principal payments on non-recourse debt, (ii) $45.5 million payments of cash distributions to our Class A common stockholders, (iii) net payments of $27.8 million to non-controlling interests, (iv) payments to terminate interest swaps of $16.3 million and (v) other financing activities of $1.0 million. Net cash used in financing activities for the three months ended March 31, 2019, was $59.8 million, primarily due to $51.4 million principal payments on non-recourse debt and deferred financing costs, a $0.9 million principal payment on our Term Loan, $42.0 million dividend payments to our Class A common stockholders and net payments of $0.5 million payments to non-controlling interests in renewable energy facilities, which were partially offset by $35.0 million of net draws on our Revolver.

Off-Balance Sheet Arrangements

We enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Report for additional discussion.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements provided herein were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the accompanying financial statements, we have applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can differ from these estimates. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, are those that depend most heavily on these judgments and estimates. As of March 31, 2020, the only notable changes to the significant accounting policies described in our Annual Report on Form 10-K are with respect to our adoption of the new accounting pronouncements described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

See Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Report for disclosures concerning recently issued accounting standards. These disclosures are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to several market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. The types of market risks we are exposed to include interest rate risk, foreign currency risk and commodity risk. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

As of March 31, 2020, the estimated fair value of our debt was $7,076.3 million and the carrying value of our debt was $6,762.8 million. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $128.8 million and $142.3 million, respectively.

As of March 31, 2020, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2028 (fixed rate), the Senior Notes due 2030 (fixed rate), and the Revolver (variable rate). Additionally, we had an undrawn balance of $500.0 million available under the Sponsor Line (variable rate). A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver by $0.1 million for the three months ended March 31, 2020.

As of March 31, 2020, our non-recourse permanent financing debt was at both fixed and variable rates. 65% of the $4,315.6 million balance had a variable interest rate and the remaining 35% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap the majority of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $32.4 million or $33.5 million for the three months ended March 31, 2020, respectively.

Foreign Currency Risk

During the three months ended March 31, 2020 and 2019, we generated operating revenues in the U.S., Canada, Spain, Portugal, the United Kingdom, Chile and Uruguay, with our revenues being denominated in U.S. dollars, Euro, Canadian dollars and British pounds. The PPAs, O&M agreements, financing arrangements and other contractual arrangements relating to our current portfolio are generally denominated in the same currencies.

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

We use foreign currency forward and option contracts to hedge portions of our net investment positions in certain subsidiaries with Euro and Canadian dollar functional currencies and to manage our overall foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations, the effective portion of the net gains or losses attributable to changes in exchange rates are recorded in foreign currency translation adjustments in accumulated other comprehensive income (“AOCI”). Recognition in earnings of amounts previously recorded in AOCI is limited to circumstances such as complete or substantial liquidation of the net investment in the hedged foreign operation. The change in fair value of derivative contracts intended to serve as economic hedges that are not designated as hedging instruments is reported as a component of earnings in the unaudited condensed consolidated statements of operations. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in Euros would have increased or decreased our earnings by $1.6 million and $1.7 million, respectively, for the three months ended March 31, 2020. Cash flows from derivative instruments designated as net investment hedges and non-designated derivatives used to manage foreign currency risks associated with intercompany loans are classified as investing activities in the consolidated statements of cash flows. Cash flows from all other derivative instruments are classified as operating activities in the consolidated statements of cash flows.

Commodity Risk

For certain of our wind power plants, we may use long-term cash-settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 10% increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have increased or decreased our earnings by $10.4 million or $11.5 million for the three months ended March 31, 2020, respectively.

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

Counterparty Credit Risk

Our financial assets are typically subject to concentrations of credit risk and primarily consist of cash and cash equivalents, accounts receivable and derivative assets. Credit losses refer to the financial losses resulting from non-performance or non-payment by counterparties under the contractual obligations they are bound by.

We are subject to concentrations of credit risk related to the cash and cash equivalents that may exceed the insurable limits in the related jurisdictions. The maximum exposure to loss due to credit risk would generally equal the stated value of cash and cash equivalents. We place our cash and cash equivalents with creditworthy financial institutions and, historically, did not experience any losses with regards to balances in excess of insured limits or as a result of other concentrations of credit risk.

We serve hundreds of customers in three continents, and, in the U.S., the Company’s customers are spread across various states resulting in the diversification of its customer base. Furthermore, a significant portion of our operating revenues are contracted through long-term PPAs with offtake counterparties that are government-backed entities and public utility companies that, on average, had an investment grade credit rating. During the three months ended March 31, 2020, we earned $91.6 million from the Spanish Electricity System of which $78.1 million were billing through the CNMC and represented 28.1% of our net consolidated operating revenues. The CNMC is the state-owned regulator of the Spanish Electricity System who collects the funds payable, mainly from the tariffs to end user customers, and is responsible for the calculation and the settlement of regulated payments. We believe that this concentration of risk is mitigated by, among other things, the indirect support of the Spanish government for the CNMC’s obligations and, in general, by the regulated rate system in Spain.

Our derivative instruments also expose us to credit risk to the extent counterparties may be unable to meet the terms of the contractual arrangements. Our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts. We seek to mitigate such risk by transacting with a group of creditworthy financial institutions and through the use of master netting arrangements.

See Note 13. Concentration of Credit Risk to our unaudited condensed consolidated financial statements for additional discussion on our exposure to credit risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified certain material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of March 31, 2020 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2020 due to the previously identified material weaknesses, which continued to exist as of March 31, 2020.

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

As permitted by SEC guidance, management has excluded from its assessment of internal control over financial reporting the internal controls related to the 320 MW distributed generation portfolio acquired on September 26, 2019 and the 100 MW concentrated solar power facilities acquired on February 11, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation actions discussed below. We continue to implement our remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2019. We are continuing to work to remediate all such material weaknesses as soon as reasonably possible.

During the first quarter of 2020, we executed the following actions:

•We continued our efforts towards implementing additional functionalities in our consolidation, automated account reconciliation and treasury systems, each of which is expected to enhance and automate our processes to produce accurate and timely information and reduce our reliance on end-user computing spreadsheets;

•We commenced implementation of a commodity/energy trading and risk management software that will automate end-to-end commodities and energy trading, tracking and management. These system enhancements and related controls are expected to decrease our reliance on manual processes and make our control environment more sustainable; and

•We commenced assessment of the sufficiency and competency of resources to ascertain where specialized/technical training is required to strengthen our skills to support our controllership function on technical accounting matters.

PART II - Other Information

Item 1. Legal Proceedings.
For a description of our legal proceedings, see Item 1. Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.
In addition to the information set forth elsewhere in this Report, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on March 17, 2020. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company’s risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the following:

The COVID-19 pandemic could have a material adverse effect on the Company's business, results of operations, financial condition and/or cash flows.

While the long-term impact of the COVID-19 pandemic on the Company is difficult to predict, it may have an adverse impact on certain aspects of our business. The pandemic has already resulted in the imposition of quarantines, shelter-in-place orders, closures of office spaces, significant restrictions on almost all non-essential business activity, travel and transportation restrictions and import and export restrictions. These factors have contributed to a general slowdown in the global economy, placed a number of businesses (including contract counterparties and offtakers of the Company) under financial stress, disrupted supply chains and caused volatility in global capital markets. The extent of the future impact of the pandemic will depend on future developments, which are highly uncertain, rapidly evolving and difficult to predict, including new information which may emerge concerning the severity of COVID-19 and additional actions which may be taken by governments and businesses to contain the pandemic and/or reopen economies. Such developments could adversely impact our ability to operate our business in the ordinary course, and could adversely impact the businesses of our offtakers and other contract counterparties, any of which could have a materially adverse impact on our business, results of operations, financial condition and/or cash flows, and could put pressure on our ability to comply with project and corporate debt covenants.

In virtually every jurisdiction in which we operate, significant restrictions have been imposed on non-essential business activity. Our business, as a producer of energy and a provider of critical infrastructure services, is typically exempt from these types of restrictions, and as a result the Company and our operations and maintenance service providers have to date been generally able to continue the ordinary course operation of our assets. Our office personnel have been instructed to work remotely, including those working out of our New York City headquarters and our European office in Madrid, both regions that have been severely adversely impacted by the pandemic. The future impact of the pandemic is less certain. For example, a portion of the offtakers in our distributed generation business are commercial retailers and other businesses who are more exposed to economic stress caused by the pandemic than we are and if some or all of these offtakers restructure or liquidate their businesses, our cash flows from these projects might be put at risk, which could have an adverse impact on our business, results of operations, financial condition and/or cash flows. A prolonged disruption caused by the pandemic could also limit the availability of certain parts required to operate our facilities and adversely impact the ability of our O&M contractors and other service providers to service our equipment, which may result in operational delays and underperformance. It could also adversely impact our efforts to repower certain facilities, causing important construction milestones to be missed. Remote working for a prolonged period of time could mean that the Company faces challenges ensuring that its employees are able to meet the Company’s business needs, which could cause significant disruptions to our business operations, particularly in the regions (like New York City and Spain) that have been severely impacted by the pandemic. While most of our portfolio is contracted over the long term, a prolonged decline in demand for electricity could adversely impact our prospects and results of operations. In Spain, a decline in demand for electricity (among other factors) has resulted in lower than expected market prices, that has in turn adversely impacted in our quarterly cash flows. While we expect a portion of this reduction in cash flows to be recovered during the course of the remaining regulatory life of our regulated Spanish assets, as provided for under the Spanish framework for renewable power that these assets operate under, there can be no assurance that this framework will remain in its current form and continue to function as expected if the pandemic continues to put pressure on the Spanish economy and therefore public finances for a prolonged period of time. Ongoing market volatility may in turn cause volatility in the market price of our shares of Class A common stock. In addition, the continuation or a resurgence of the pandemic could heighten many of the other risks described in the "Risk Factors" section of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For a description of our share repurchase program, see Note 14. Stockholders’ Equity to our unaudited condensed consolidated financial statements.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1+
Agreement and Plan of Reorganization, by and among TerraForm Power, Inc., Brookfield Renewable Partners L.P., Brookfield Renewable Corporation, 2252876 Alberta ULC and TerraForm Power NY Holdings, Inc., dated March 16, 2020 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on March 20, 2020)

10.1
Voting Agreement, by and among TerraForm Power, Inc., BBHC Orion Holdco L.P. and Orion U.S. Holdings 1 L.P., dated March 16, 2020. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 20, 2020)

31.1*	Certification by the Chief Executive Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Power, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the TerraForm Power, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) notes to condensed consolidated financial statements

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

* Filed as an exhibit to this Quarterly Report on Form 10-Q.
** This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.
+ The Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM POWER, INC.

		By:	/s/ MICHAEL TEBBUTT
			Name:	Michael Tebbutt
			Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	May 11, 2020