Form 10-Q
period 2020-06-30
TerraForm Power NY Holdings, Inc.
filed 2020-08-10
CIK 1599947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36542
 ______________________________________________________________
TerraForm Power NY Holdings, Inc.
(As successor by merger to TerraForm Power, Inc.)
(Exact name of registrant as specified in its charter)
 _____________________________________________________________________________

New York				84-5729672
(State or other jurisdiction of incorporation or organization)				(I. R. S. Employer Identification No.)
200 Liberty Street,	14th Floor	New York,	New York	10281
(Address of principal executive offices)				(Zip Code)
646-992-2400
(Registrant’s telephone number, including area code)

TerraForm Power, Inc.
(Former name, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of June 30, 2020, there were 226,531,665 shares of Class A common stock outstanding. As of July 31, 2020, there were no shares of Class A common stock outstanding.

TerraForm Power, Inc. and Subsidiaries
Table of Contents
Form 10-Q

EXPLANATORY NOTE

On July 31, 2020, TerraForm Power, Inc. (“TerraForm Power” or the “Company”) completed the previously announced reincorporation merger and share exchange contemplated by the (i) Agreement and Plan of Reorganization, dated as of March 16, 2020 (the “Reorganization Agreement”), among the Company, TerraForm Power NY Holdings, Inc. (“TERP NY”), Brookfield Renewable Partners L.P. (“BEP”), Brookfield Renewable Corporation (“BEPC”), and 2252876 Alberta ULC, a wholly owned subsidiary of BEP (“Acquisition Sub”), and (ii) Plan of Merger, dated as of March 16, 2020 (the “Plan of Merger”), by and between TerraForm Power and Terra Form New York. As a result, on July 31, 2020, TerraForm Power merged with and into TERP NY, with TERP NY as the surviving corporation of the merger (the “reincorporation merger”), and (i) BBHC Orion Holdco L.P. and Orion U.S. Holdings 1 L.P. (collectively, the “Brookfield stockholders”), each an affiliate of BEP, received shares of TERP NY Class A common stock, par value $0.01, (ii) holders of public TerraForm Power shares who did not make an election to receive non-voting limited partnership units of BEP (the “BEP units”) received shares of TerraForm TERP NY Class B common stock, par value $0.01, and (iii) holders of Class A common stock of TerraForm Power who made an election to receive BEP units received shares of TERP NY Class C common stock, par value $0.01. Immediately thereafter, (i) pursuant to a binding share exchange, BEPC acquired each share of TERP NY Class B common stock that was issued and outstanding after the reincorporation merger effective time in exchange for BEPC Class A exchangeable subordinate voting shares, no par value (the “BEPC exchangeable shares”) and cash in lieu of fractional BEPC exchangeable shares and (ii) pursuant to a binding share exchange, Acquisition Sub acquired each share of TERP NY Class C common stock that was issued and outstanding after the reincorporation merger effective time in exchange for BEP units and cash in lieu of fractional BEP units (such exchanges collectively, the “share exchange” and, together with the reincorporation merger, the “Merger Transaction”).

This Quarterly Report on Form 10-Q (the “Quarterly Report”) of the Company for the period ended June 30, 2020, is being filed by its successor company, TERP NY. The financial information in this Quarterly Report and the accompanying management’s discussion and analysis reflect the corporate status of the reporting entity as it was at June 30, 2020.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in subsequent fillings with the Securities and Exchange Commission (“SEC”):

•risks related to our acquisition by Brookfield Renewable Partners L.P. (“Brookfield Renewable”), including our ability to realize the expected benefits of this transaction;
•risks related to weather conditions at our wind and solar assets;
•the willingness and ability of contract counterparties to fulfill their obligations under offtake agreements amd other contracts;
•price fluctuations, termination provisions and buyout provisions in offtake agreements;

•our ability to enter into contracts to sell power at acceptable prices and terms, including as our offtake agreements expire;
•our ability to compete against traditional utilities and renewable energy companies;
•pending and future litigation;
•risks related to the COVID-19 pandemic, including its impact on personnel, contract counterparties, power prices and financial markets, as well as its impact on our business, results of operations, financial condition and/or cash flows;
•our ability to successfully close the acquisitions of, integrate or realize the anticipated benefits from the projects that we acquire from third parties;
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

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in subsequent Quarterly Reports, as well as additional factors we may describe from time to time in our other filings with the SEC. We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and you should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I - Financial Information

Item 1. Financial Statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues, net	$277,329	$255,366	$524,091	$480,698
Operating costs and expenses:
Cost of operations	61,926	71,575	119,790	132,326
General and administrative expenses	18,351	22,057	44,568	45,219
General and administrative expenses - affiliate	10,717	6,159	20,494	11,323
Acquisition costs	114	293	469	475
Acquisition costs - affiliate	10	—	664	—
Depreciation, accretion and amortization expense	127,908	100,354	250,299	207,323
Total operating costs and expenses	219,026	200,438	436,284	396,666
Operating income	58,303	54,928	87,807	84,032
Other expenses (income):
Interest expense, net	85,332	71,041	163,291	157,328
Loss (gain) on modification and extinguishment of debt, net	—	—	3,593	(5,543)
Gain on foreign currency exchange, net	(116)	(6,440)	(4,987)	(15,192)
Other (income) expenses, net	(2,747)	1,485	(7,139)	(1,195)
Total other expenses, net	82,469	66,086	154,758	135,398
Loss before income tax expense	(24,166)	(11,158)	(66,951)	(51,366)
Income tax (benefit) expense	(10,832)	5,669	13,629	1,518
Net loss	(13,334)	(16,827)	(80,580)	(52,884)
Less: Net income (loss) attributable to redeemable non-controlling interests	9	2,481	21	(6,900)
Less: Net loss attributable to non-controlling interests	(13,282)	(15,713)	(25,469)	(33,762)
Net loss attributable to Class A common stockholders	$(61)	$(3,595)	$(55,132)	$(12,222)

Weighted average number of shares:
Class A common stock - Basic and diluted	226,528	209,142	226,520	209,142

Loss per share:
Class A common stock - Basic and diluted	$—	$(0.02)	$(0.24)	$(0.06)

Distributions declared per share:
Class A common stock	$0.2014	$0.2014	$0.4028	$0.4028

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(13,334)	$(16,827)	$(80,580)	$(52,884)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Net unrealized gain arising during the period	8,545	4,050	18,809	8,872
Hedging activities:
Net unrealized loss arising during the period	(3,159)	(18,128)	(40,136)	(27,288)
Reclassification of net realized gain into earnings	(1,255)	(2,917)	(3,097)	(5,828)
Other comprehensive income (loss), net of tax	4,131	(16,995)	(24,424)	(24,244)
Total comprehensive loss	(9,203)	(33,822)	(105,004)	(77,128)
Less comprehensive income (loss) attributable to non-controlling interests:
Net income (loss) attributable to redeemable non-controlling interests	9	2,481	21	(6,900)
Net loss attributable to non-controlling interests	(13,282)	(15,713)	(25,469)	(33,762)
Hedging activities	(187)	56	(433)	732
Comprehensive loss attributable to non-controlling interests	(13,460)	(13,176)	(25,881)	(39,930)
Comprehensive income (loss) attributable to Class A common stockholders	$4,257	$(20,646)	$(79,123)	$(37,198)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$259,753	$237,480
Restricted cash, current	37,886	35,657
Accounts receivable, net	206,955	167,865
Due from affiliates	2,704	499
Derivative assets, current	7,688	15,819
Deposit on acquisitions	2,648	24,831
Prepaid expenses	19,724	13,514
Other current assets	44,714	57,682
Total current assets	582,072	553,347

Renewable energy facilities, net, including consolidated variable interest entities of $3,121,220 and $3,188,508 in 2020 and 2019, respectively	7,734,185	7,405,461
Intangible assets, net, including consolidated variable interest entities of $666,109 and $690,594 in 2020 and 2019, respectively	1,904,582	1,793,292
Goodwill	172,181	127,952
Restricted cash	60,156	76,363
Derivative assets	45,161	57,717
Other assets	41,602	44,504
Total assets	$10,539,939	$10,058,636

Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $70,175 and $55,089 in 2020 and 2019, respectively	$484,570	$441,951
Accounts payable, accrued expenses and other current liabilities	192,023	178,796
Due to affiliates	12,794	11,510
Derivative liabilities, current portion	63,596	33,969
Total current liabilities	752,983	666,226

Long-term debt, less current portion, including consolidated variable interest entities of $1,137,671 and $932,862 in 2020 and 2019, respectively	6,262,346	5,793,431
Operating lease obligations, less current portion, including consolidated variable interest entities of $137,307 and $138,816 in 2020 and 2019, respectively	286,142	272,894
Asset retirement obligations, including consolidated variable interest entities of $120,525 and $116,159 in 2020 and 2019, respectively	321,183	287,288
Derivative liabilities	237,017	101,394
Deferred income taxes	185,127	194,539
Other liabilities	93,283	112,072
Total liabilities	8,138,081	7,427,844

Redeemable non-controlling interests	7,990	22,884
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 1,200,000,000 shares authorized, 227,601,982 and 227,552,105 shares issued in 2020 and 2019, respectively	2,278	2,276
Additional paid-in capital	2,435,521	2,512,891
Accumulated deficit	(563,419)	(508,287)
Accumulated other comprehensive (loss) income	(12,346)	11,645
Treasury stock, 1,070,317 and 1,051,298 shares in 2020 and 2019, respectively	(15,516)	(15,168)
Total TerraForm Power, Inc. stockholders’ equity	1,846,518	2,003,357
Non-controlling interests	547,350	604,551
Total stockholders’ equity	2,393,868	2,607,908
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$10,539,939	$10,058,636
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

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

									Non-controlling Interests
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury				Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Equity
	Shares	Amount				Shares	Amount	Total	Capital			Total
Balance as of December 31, 2019	227,552	$2,276	$2,512,891	$(508,287)	$11,645	(1,051)	$(15,168)	$2,003,357	$1,024,396	$(419,338)	$(507)	$604,551	$2,607,908
Stock-based compensation	34	1	329	—	—	(13)	(244)	86	—	—	—	—	86
Net loss	—	—	—	(55,071)	—	—	—	(55,071)	—	(12,187)	—	(12,187)	(67,258)
Distributions to Class A common stockholders	—	—	(45,488)	—	—	—	—	(45,488)	—	—	—	—	(45,488)
Other comprehensive loss	—	—	—	—	(28,309)	—	—	(28,309)	—	—	(246)	(246)	(28,555)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,008	—	—	3,008	3,008
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(28,828)	—	—	(28,828)	(28,828)
Purchase of redeemable non-controlling interests	—	—	12,952	—	—	—	—	12,952	—	—	—	—	12,952
Balance as of March 31, 2020	227,586	$2,277	$2,480,684	$(563,358)	$(16,664)	(1,064)	$(15,412)	$1,887,527	$998,576	$(431,525)	$(753)	$566,298	$2,453,825
Stock-based compensation	16	1	326	—	—	(6)	(104)	223	—	—	—	—	223
Net loss	—	—	—	(61)	—	—	—	(61)	—	(13,282)	—	(13,282)	(13,343)
Distributions to Class A common stockholders	—	—	(45,489)	—	—	—	—	(45,489)	—	—	—	—	(45,489)
Other comprehensive income (loss)	—	—	—	—	4,318	—	—	4,318	—	—	(187)	(187)	4,131
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,479)	—	—	(5,479)	(5,479)
Balance as of June 30, 2020	227,602	$2,278	$2,435,521	$(563,419)	$(12,346)	(1,070)	$(15,516)	$1,846,518	$993,097	$(444,807)	$(940)	$547,350	$2,393,868

See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(80,580)	$(52,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization expense	250,299	207,323
Amortization of favorable and unfavorable rate revenue contracts, net	19,987	18,854
Amortization of deferred financing costs, debt premiums and discounts, net	7,652	4,143
Unrealized (gain) loss on interest rate swaps	(8,827)	12,850
Unrealized loss (gain) on commodity contract derivatives, net	4,980	(2,563)
Recognition of deferred revenue	(94)	(1,594)
Stock-based compensation expense	655	203
Loss (gain) on modification and extinguishment of debt, net	3,593	(5,543)
Loss on disposal of renewable energy facilities	1,294	10,146
Gain on foreign currency exchange, net	(4,469)	(14,461)
Deferred taxes	11,454	(1,182)
Charges to allowance for doubtful accounts	1,196	763
Other, net	(177)	29
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(8,679)	(22,168)
Prepaid expenses and other current assets	4,065	8,301
Accounts payable, accrued expenses and other current liabilities	(7,866)	725
Due (from) to affiliates, net	(2,304)	1,242
Other, net	(15,482)	12,303
Net cash provided by operating activities	176,697	176,487
Cash flows from investing activities:
Capital expenditures	(18,123)	(10,622)
Proceeds from energy rebate and reimbursable interconnection costs	446	3,626
Proceeds from the settlement of foreign currency contracts, net	38,753	30,529
Payments to acquire businesses, net of cash and restricted cash acquired	(78,702)	—
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	—	(18,255)
Other investing activities	2,747	1,164
Net cash (used in) provided by investing activities	(54,879)	6,442
Cash flows from financing activities:
Revolver draws	192,000	83,000
Revolver repayments	(148,000)	(270,000)
Term Loan principal payments	—	(1,750)
Borrowings of non-recourse long-term debt	324,464	179,409
Principal payments and prepayments on non-recourse long-term debt	(331,592)	(146,627)
Debt financing fees paid	(9,689)	(10,035)
Contributions from non-controlling interests	3,008	5,562
Purchase of membership interests and distributions to non-controlling interests	(36,271)	(11,566)
Cash distributions to Class A common stockholders	(90,977)	(83,979)
Payments to terminate interest rate swaps	(16,331)	—
Other financing activities	(971)	—
Net cash used in financing activities	(114,359)	(255,986)
Net increase in cash, cash equivalents and restricted cash	7,459	(73,057)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	836	(2,233)
Cash, cash equivalents and restricted cash at beginning of period	349,500	392,809
Cash, cash equivalents and restricted cash at end of period	$357,795	$317,519
Supplemental Disclosures:
Cash paid for interest	$139,048	$154,036
Cash paid for income taxes	848	1,554
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM POWER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1. NATURE OF OPERATIONS AND ORGANIZATION

TerraForm Power, Inc. (“TerraForm Power” and, together with its subsidiaries, the “Company”) is a holding company and its primary asset is an equity interest in TerraForm Power, LLC (“Terra LLC”). TerraForm Power is the managing member of Terra LLC and operates, controls and consolidates the business affairs of Terra LLC, which through its subsidiaries owns and operates renewable energy facilities that have long-term contractual arrangements to sell the electricity generated by these facilities to third parties. The related green energy certificates, ancillary services and other environmental attributes generated by these facilities are also sold to third parties. The Company is sponsored by Brookfield Asset Management Inc. (“Brookfield”) and its primary business strategy is to acquire operating solar and wind assets in North America and Western Europe. The Company is a controlled affiliate of Brookfield. As of June 30, 2020, affiliates of Brookfield held approximately 62% of the Company’s Class A common stock (“Common Stock”).

The Merger Transaction

On January 11, 2020, the Company received an unsolicited and non-binding proposal (the “Brookfield Proposal”) from Brookfield Renewable Partners L.P. (“Brookfield Renewable”), an affiliate of Brookfield, to acquire all of the outstanding shares of Common Stock of the Company, other than the approximately 62% shares held by Brookfield Renewable and its affiliates. The Brookfield Proposal expressly conditioned the transaction contemplated thereby on the approval of a committee of the Board of Directors of the Company (the “Board”) consisting solely of independent directors and the approval of a majority of the shares held by the Company’s stockholders not affiliated with Brookfield Renewable and its affiliates. Following the Company’s receipt of the Brookfield Proposal, the Board formed a special committee (the “Special Committee”) of non-executive, disinterested and independent directors to, among other things, review, evaluate and consider the Brookfield Proposal and, if the Special Committee deemed appropriate, negotiate a transaction with Brookfield Renewable or explore alternatives thereto. The Board resolutions establishing the Special Committee expressly provided that the Board would not approve the transaction contemplated by the Brookfield Proposal or any alternative thereto without a prior favorable recommendation by the Special Committee. As of June 30, 2020 Brookfield Renewable held an approximately 30% indirect economic interest in TerraForm Power.

On March 16, 2020, the Company, TerraForm Power NY Holdings, Inc., a wholly owned direct subsidiary of the Company (“TERP NY”), Brookfield Renewable, Brookfield Renewable Corporation, an indirect subsidiary of Brookfield Renewable (“BEPC”), and 2252876 Alberta ULC, a wholly owned direct subsidiary of Brookfield Renewable (“Acquisition Sub”), entered into that certain Reorganization Agreement and Plan of Reorganization (the “Reorganization Agreement”) for Brookfield Renewable to acquire all of the Company’s outstanding shares of Common Stock, other than the approximately 62% currently owned by Brookfield Renewable and its affiliates. Also on March 16, 2020, the Company and TERP NY entered into that certain Plan of Merger, dated as of March 16, 2020 (the “Plan of Merger”). The transactions contemplated by the Reorganization Agreement and Plan of Merger are referred to herein as the “Transactions”. Pursuant to the Reorganization Agreement, each holder of a share of Common Stock that is issued and outstanding immediately prior to the consummation of the Transactions would receive, at each such shareholder’s election, 0.381 of a Brookfield Renewable limited partnership unit or of a Class A exchangeable subordinate voting share of BEPC, a Canadian subsidiary of Brookfield Renewable which is publicly listed on the New York Stock Exchange and the Toronto Stock Exchange. The Special Committee unanimously recommended that the Company’s unaffiliated shareholders approve the Transactions. Consummation of the Transactions was subject to the non-waivable approval of a majority of the Company’s shareholders not affiliated with Brookfield Renewable, receipt of required regulatory approvals and other customary closing conditions.

On July 31, 2020, pursuant to the Reorganization Agreement, Brookfield Renewable, through Acquisition Sub and BEPC, acquired all of the outstanding shares of Class A common stock of the Company (“TERP Common Stock”) not held by the Brookfield Stockholders (as defined below) (such shares, the “Public TERP Shares”) through a series of transactions that include the Reincorporation Merger and the Share Exchange (each as defined below). Pursuant to the Reorganization Agreement and the Plan of Merger, at the effective time of the Reincorporation Merger (the “Reincorporation Effective Time”), the Company merged with and into TERP NY, with TERP NY as the surviving corporation of such merger (the “Reincorporation Merger”), and (i) BBHC Orion Holdco L.P. (“BBHC Orion”) and Orion U.S. Holdings 1 L.P. (“Orion U.S.” and, together with BBHC Orion, the “Brookfield Stockholders”), each an affiliate of BEP, received shares of class A common stock, par value $0.01, of TERP NY (“TERP NY Class A Common Stock”), (ii) holders of Public TERP Shares who did not elect to receive non-voting limited partnership units of BEP (the “BEP Units”) received shares of class B common stock, par value $0.01, of TERP NY (“TERP NY Class B Common Stock”), and (iii) holders of Public TERP Shares who elected to receive BEP Units received shares of class C common stock, par value $0.01, of TERP NY (“TERP NY Class C Common

Stock”). Immediately thereafter, at the effective time of the Share Exchange (the “Exchange Effective Time”), (i) pursuant to a binding share exchange, BEPC acquired each share of TERP NY Class B Common Stock issued and outstanding after the Reincorporation Effective Time in exchange for the right to receive class A exchangeable subordinate voting shares, no par value, of BEPC (the “BEPC Exchangeable Shares”) and cash in lieu of fractional BEPC Exchangeable Shares (the “BEPC Exchange”) and (ii) pursuant to a binding share exchange, Acquisition Sub acquired each share of TERP NY Class C Common Stock issued and outstanding after the Reincorporation Effective Time in exchange for the right to receive BEP Units and cash in lieu of fractional BEP Units (the “BEP Exchange” and, together with the BEPC Exchange, the “Share Exchange” and, together with the Reincorporation Merger, the “Merger Transaction”).

For a detailed description of the Merger Transaction, see Note 17. Related Parties.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of a normal and recurring nature necessary to present fairly the Company’s financial position as of June 30, 2020, results of operations, comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019.

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

3. ACQUISITIONS

2020 Acquisition

Termosol Acquisition

On February 11, 2020, TERP Spanish Holdco, S.L.U., a wholly-owned subsidiary of the Company, completed the acquisition of a portfolio of two concentrated solar power (“CSP”) facilities located in Spain with a combined nameplate capacity of approximately 100 MW (Termosol 1 & 2) from NextEra Energy Spain Holdings B.V. The purchase price of this acquisition, including working capital adjustments, was $126.9 million (the “Termosol Acquisition”). The acquired facilities are regulated under the Spanish framework for renewable power, with approximately 18 years of remaining regulatory life. In connection with this acquisition, over 60 employees joined the Company the majority of whom perform in-house operations and maintenance (“O&M”) services for the acquired facilities. The Company funded the purchase price of the acquisition using a draw on the Revolver and cash available on hand. See Note 9. Long-term Debt for definitions and additional details.

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

The preliminary allocation of the acquisition-date fair values of assets and liabilities pertaining to this business combination as of June 30, 2020, was as follows:

(In thousands)	As of February 11, 2020, reported at June 30, 2020
Renewable energy facilities[1]	$477,269
Accounts receivable	33,242
Other assets	7,550
Intangible assets	183,655
Deferred income taxes	14,419
Goodwill[2]	40,862
Total assets acquired	756,997
Accounts payable, accrued expenses and other current liabilities	16,609
Long-term debt	468,812
Asset retirement obligations	22,609
Derivative liabilities	147,536
Operating lease liabilities	17,139
Other liabilities	5,900
Total liabilities assumed	678,605
Purchase price, net of cash and restricted cash acquired[3]	$78,392
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

The results of operations of the acquired entities are included in the Company’s consolidated results since the date of acquisition. The operating revenues and net income of the Termosol Acquisition reflected in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 were $22.9 million and $1.4 million, respectively, and for the six months ended June 30, 2020 were $34.0 million and $1.4 million, respectively.

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

	Six Months Ended June 30,
(In thousands)	2020	2019
Total operating revenues, net	$533,549	$535,321
Net loss	(100,904)	(31,038)

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

2019 Acquisition

WGL Acquisition

On September 26, 2019, TerraForm Arcadia Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“TerraForm Arcadia”), completed the acquisition of an approximately 320 megawatt (“MW”) distributed generation portfolio of renewable energy facilities in the United States (“U.S.”) from subsidiaries of AltaGas Ltd., a Canadian corporation (“AltaGas”), for a purchase price of $720.0 million, plus $15.1 million for working capital. The acquisition was pursuant to a membership interest purchase agreement (the “Purchase Agreement”) dated July 19, 2019, entered into by TerraForm Arcadia, WGL Energy Systems, Inc., a Delaware corporation (“WGL”), and WGSW, Inc., a Delaware corporation (“WGSW”, and together with WGL, the “Sellers”), both subsidiaries of AltaGas (the “WGL Acquisition”). Pursuant to the Purchase Agreement, the ownership of certain projects for which the Sellers had not yet received the required third party consents or had not completed construction (the “Delayed Projects”) were to be transferred to the Company once such third party consents were received or construction was completed, subject to certain terms and conditions. As of June 30, 2020, there was one Delayed Project that remained to be transferred and represented 4.2 MW of nameplate capacity. The purchase price allocated to the Delayed Project based on the Purchase Agreement as of June 30, 2020, was $2.6 million and is presented as Deposit on acquisitions in the unaudited condensed consolidated balance sheets. In the event that the title to the Delayed Project is not transferred to the Company within a certain period, the Company is entitled to a full refund of the value of these projects based on the Purchase Agreement.

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

The preliminary allocation of the acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to this business combination as of June 30, 2020 were as follows:

(In thousands)	As of September 26, 2019 reported at March 31, 2020	Adjustments[1]	As of September 26, 2019 reported at June 30, 2020
Renewable energy facilities in service[2]	$590,291	$7,877	$598,168
Intangible assets	173,450	3,311	176,761
Accounts receivable	13,160	—	13,160
Prepaid expenses and other assets	9,661	—	9,661
Total assets acquired	786,562	11,188	797,750
Accounts payable, accrued expenses and other current liabilities	6,806	—	6,806
Asset retirement obligations	27,576	543	28,119
Operating lease liabilities	21,663	—	21,663
Other liabilities	7,650	—	7,650
Total liabilities assumed	63,695	543	64,238
Non-controlling interests[3]	3,028	—	3,028
Purchase price, net of cash and restricted cash acquired[4]	719,839	10,645	730,484
Deposit on acquisitions	12,984	(10,336)	2,648
Total cash paid for the WGL Acquisition, net of cash acquired[5]	$732,823	$309	$733,132
———
(1)The adjustments for the period were related to the transfer of title of certain Delayed Projects to the company during the three months ended June 30, 2020. See above for additional details.
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

The results of operations from the acquired entities are included in the Company’s consolidated results since the date of acquisition. The operating revenues and net income related to the WGL Acquisition reflected in the consolidated statements of operations for the three months ended June 30, were $23.1 million and $6.9 million, respectively, and for the six months ended June 30, 2020 were $40.1 million and $7.1 million, respectively.

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

	WGL Acquisition
	Fair Value (In thousands)	Weighted Average Amortization Period[1]
Favorable rate revenue contracts	$27,400	16 years
In-place value of market rate revenue contracts	149,361	15 years
Unfavorable rate revenue contracts	7,650	2 years
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

(In thousands)	Six Months Ended June 30, 2019
Total operating revenues, net	$514,070
Net loss	(45,225)

Acquisition Costs

Acquisition costs, which primarily consisted of professional fees for banking, legal and accounting services for the three and six months ended June 30, 2020, were $0.1 million and $0.5 million, respectively, and for the three and six months ended June 30, 2019, were $0.3 million and $0.5 million, respectively. Acquisition costs related to affiliates for the six months ended June 30, 2020, were $0.7 million and are reflected within Acquisition costs – affiliates in the unaudited condensed consolidated statements of operations. No acquisition costs related to affiliates were incurred for the three months ended June 30, 2020 and the six months ended June 30, 2019.

4. REVENUE

The following table presents the Company’s operating revenues, net and disaggregated by revenue source:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	Solar	Wind	Regulated Solar and Wind	Total
PPA rental income	$50,908	$49,695	$—	$100,603	$56,203	$46,293	$—	$102,496
Commodity derivatives	—	2,603	—	2,603	—	16,498	—	16,498
PPA and market energy revenue	28,763	21,848	14,437	65,048	8,753	19,402	27,758	55,913
Capacity revenue from remuneration programs[1]	—	—	82,142	82,142	—	—	54,304	54,304
Amortization of favorable and unfavorable rate revenue contracts, net	(2,013)	(8,071)	—	(10,084)	(1,947)	(7,769)	—	(9,716)
Energy revenue	77,658	66,075	96,579	240,312	63,009	74,424	82,062	219,495
Incentive revenue[2]	21,695	3,715	11,607	37,017	19,574	2,412	13,885	35,871
Operating revenues, net	$99,353	$69,790	$108,186	$277,329	$82,583	$76,836	$95,947	$255,366

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
(In thousands)	Solar	Wind	Regulated Solar and Wind	Total	Solar	Wind	Regulated Solar and Wind	Total
PPA rental income	$87,602	$102,760	$—	$190,362	$93,972	$104,138	$—	$198,110
Commodity derivatives	—	7,764	—	7,764	—	32,107	—	32,107
PPA and market energy revenue	44,870	46,451	27,879	119,200	14,357	44,722	50,909	109,988
Capacity revenue from remuneration programs[1]	—	—	156,742	156,742	—	—	100,141	100,141
Amortization of favorable and unfavorable rate revenue contracts, net	(4,038)	(15,949)	—	(19,987)	(3,313)	(15,541)	—	(18,854)
Energy revenue	128,434	141,026	184,621	454,081	105,016	165,426	151,050	421,492
Incentive revenue[2]	49,542	5,331	15,137	70,010	34,923	4,049	20,234	59,206
Operating revenues, net	$177,976	$146,357	$199,758	$524,091	$139,939	$169,475	$171,284	$480,698

———
(1)Represents the remuneration related on the Company’s investments in renewable energy facilities in Spain.
(2)Incentive revenue earned at the Regulated Solar and Wind segment represents the return per MWh generated by the Company’s solar facilities in Spain to recover certain operating expenses.

Contract balances and performance obligations

The Company recognizes accounts receivable when its right to consideration from the performance of services becomes unconditional. As of June 30, 2020 and December 31, 2019, the Company’s receivable balances related to PPA contracts with solar and wind customers were approximately $139.4 million and $104.1 million, respectively. Trade receivables for PPA contracts are reflected within accounts receivable, net in the consolidated balance sheets. The Company typically receives payment within 30 days for invoiced PPA revenue. See Note 13. Concentration of Credit Risk for additional discussion on the Company’s exposure to credit risk.

Contract liabilities as of June 30, 2020 were not material.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash balances and money market funds with original maturity periods of three months or less when purchased. As of June 30, 2020 and December 31, 2019, cash and cash equivalents included $204.8 million and $138.5 million, respectively, of unrestricted cash held at project-level subsidiaries, which was available for project expenses but not available for corporate use.

Reconciliation of Cash and Cash Equivalents as Presented in the Unaudited Condensed Consolidated Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2020:

(In thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$259,753	$237,480
Restricted cash - current	37,886	35,657
Restricted cash - non-current	60,156	76,363
Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$357,795	$349,500

As discussed in Note 9. Long-term Debt, the Company was in default under certain of its non-recourse financing agreements as of the date of the issuance of the financial statements for the six months ended June 30, 2020, and for the year ended December 31, 2019. As a result, the Company reclassified $10.6 million and $11.0 million of non-current restricted cash to current as of June 30, 2020 and December 31, 2019, respectively, consistent with the corresponding debt classification, as the restrictions that required the cash balances to be classified as non-current restricted cash were driven by the financing agreements.

6. RENEWABLE ENERGY FACILITIES

Renewable energy facilities, net consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Renewable energy facilities in service, at cost[1]	$9,103,859	$8,584,243
Less: accumulated depreciation	(1,388,289)	(1,191,056)
Renewable energy facilities in service, net	7,715,570	7,393,187
Construction in progress - renewable energy facilities	18,615	12,274
Total renewable energy facilities, net	$7,734,185	$7,405,461
———
(1)Includes $301.0 million and $288.3 million right-of-use assets related to operating lease obligations as of June 30, 2020 and December 31, 2019, respectively.

Depreciation expense related to renewable energy facilities was $98.7 million and $192.3 million for the three and six months ended June 30, 2020, respectively, as compared to $74.8 million and $155.9 million for the same periods in the prior year.

Repowering Activities

During the six months ended June 30, 2020, the Company committed to a plan to repower two wind power plants in the Northeast U.S. with a combined nameplate capacity of 160 MW by replacing certain components of the wind turbines with newer equipment while preserving the existing towers, foundation and balance of plant. The Company views repowering activities as opportunities to increase efficiency and extend the useful lives of existing renewable energy facilities. The Company revised the estimated useful lives of certain components of the renewable energy facilities that will be replaced with a net carrying amount of $43.9 million and accelerated the recognition of the depreciation expense of the related assets up to their expected removal date throughout September 2021. During the three and six months ended June 30, 2020, the Company recorded $1.5 million in accelerated depreciation in the unaudited condensed consolidated statements of operations.

7. INTANGIBLE ASSETS, NET AND GOODWILL

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of June 30, 2020:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Licensing contracts	14 years	$955,977	$(114,877)	$841,100
Favorable rate revenue contracts	13 years	744,836	(218,219)	526,617
In-place value of market rate revenue contracts	16 years	684,379	(147,514)	536,865
Total intangible assets, net		$2,385,192	$(480,610)	$1,904,582

Unfavorable rate revenue contracts	6 years	$53,420	$(41,504)	$11,916
Total intangible liabilities, net[1]		$53,420	$(41,504)	$11,916
———
(1)The Company’s intangible liabilities are classified within Other liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the gross carrying amount, accumulated amortization and net book value of intangibles as of December 31, 2019:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Licensing contracts	13 years	$765,451	$(81,647)	$683,804
Favorable rate revenue contracts	12 years	745,784	(195,287)	550,497
In-place value of market rate revenue contracts	16 years	688,832	(129,841)	558,991
Total intangible assets, net		$2,200,067	$(406,775)	$1,793,292

Unfavorable rate revenue contracts	8 years	$48,420	$(32,556)	$15,864
Total intangible liabilities, net[1]		$48,420	$(32,556)	$15,864
———
(1)The Company’s intangible liabilities are classified within Other liabilities in the unaudited condensed consolidated balance sheets.

Amortization expense related to concessions and licensing contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and six months ended June 30, 2020, amortization expense related to licensing contacts was $16.6 million and $32.5 million, respectively, as compared to $15.9 million and $33.2 million for the same periods in the prior year.

Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three and six months ended June 30, 2020, net amortization expense related to favorable and unfavorable rate revenue contracts resulted in a reduction of operating revenues, net of $10.1 million and $20.0 million, respectively, as compared to $9.8 million and $18.9 million, net for the same periods in the prior year.

Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three and six months ended June 30, 2020, amortization expense related to the in-place value of market rate revenue contracts was $8.9 million and $18.1 million, respectively, compared to $6.3 million and $12.9 million for the same periods in the prior year.

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

The following table presents the activity of the goodwill balance for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Beginning balance	$127,952	$120,553
Goodwill resulting from business combinations[1]	40,862	—
Adjustments during the period[2]	—	32,283
Foreign exchange differences	3,367	(2,051)
Ending balance	$172,181	$150,785
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

The carrying amounts and classification of the consolidated assets and liabilities of the VIEs included in the Company’s unaudited condensed consolidated balance sheets were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$52,039	$44,083
Restricted cash	8,022	10,562
Accounts receivable, net	39,951	39,804
Derivative assets, current	4,632	2,461
Prepaid expenses	6,379	3,466
Other current assets	23,903	21,228
Total current assets	134,926	121,604

Renewable energy facilities, net	3,121,220	3,188,508
Intangible assets, net	666,109	690,594
Restricted cash	4,356	4,454
Derivative assets	45,161	56,852
Other assets	7,424	7,061
Total assets	$3,979,196	$4,069,073
Liabilities
Current liabilities:
Current portion of long-term debt and financing lease obligations	$70,175	$55,089
Accounts payable, accrued expenses and other current liabilities	39,461	42,685
Derivative liabilities, current	1,576	449
Total current liabilities	111,212	98,223

Long-term debt and financing lease obligations, less current portion	1,137,671	932,862
Operating lease obligations, less current portion	137,307	138,816
Asset retirement obligations	120,525	116,159
Derivative liabilities	1,910	894
Other liabilities	42,923	41,813
Total liabilities	$1,551,548	$1,328,767

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for the settlement of the VIE obligations and all the liabilities in the table above can only be settled by using VIE resources.

9. LONG-TERM DEBT

Long-term debt consisted of the following:

(In thousands, except interest rates)	June 30, 2020	December 31, 2019	Interest Type	Interest Rate (%)[1]	Financing Type
Corporate-level long-term debt[2,3]:
Senior Notes due 2023	$500,000	$500,000	Fixed	4.25	Senior notes
Senior Notes due 2028	700,000	700,000	Fixed	5.00	Senior notes
Senior Notes due 2030	700,000	700,000	Fixed	4.75	Senior notes
Revolver[4]	44,000	—	Variable	2.19	Revolving loan
Non-recourse long-term debt:
Permanent financing	4,316,857	3,854,386	Blended[5]	3.18[7]	Term debt / Senior notes
Bridge Facility[6]	474,550	474,550	Variable	1.79	Term debt
Financing lease obligations	65,655	59,533	Imputed	5.52[7]	Financing lease obligations
Total principal due for long-term debt and financing obligations	6,801,062	6,288,469		3.53[7]
Unamortized discounts and premiums, net	(495)	(3,509)
Deferred financing costs, net	(53,651)	(49,578)
Less: current portion of long-term debt and financing lease obligations	(484,570)	(441,951)
Long-term debt and financing lease obligations, less current portion	$6,262,346	$5,793,431
———
(1)As of June 30, 2020.
(2)Represents the debt issued by TerraForm Power Operating, LLC (“Terra Operating LLC”) and guaranteed by Terra LLC and certain subsidiaries of TerraForm Operating LLC other than non-recourse subsidiaries as defined in the relevant debt agreements (except for certain unencumbered non-recourse subsidiaries).
(3)As discussed in Note 17. Related Parties, the Company entered into a credit agreement with Brookfield and one of its affiliates that establishes a $500.0 million senior secured sponsor line credit facility that terminates on October 16, 2022. The Company did not make any draws on this credit facility as of June 30, 2020 and December 31, 2019. On July 31, 2020, the Sponsor Line was terminated upon the completion of the Merger Transaction.
(4)Represents the Terra Operating LLC senior secured revolving credit facility with a limit of $800.0 million that is available for revolving loans and letters of credits and matures in October 2022 (the “Revolver”).
(5)Includes fixed rate debt and variable rate debt. As of June 30, 2020, 42% of this balance had a fixed interest rate and the remaining 58% of the balance had a variable interest rate. The Company entered into interest rate swap agreements to fix the interest rates of a majority of the variable rate permanent financing non-recourse debt (see Note 11. Derivatives).
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
(7)Represents the weighted average interest rate as of June 30, 2020.

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

United States Project Financing

On March 26, 2020, one of the Company’s subsidiaries entered into a new non-recourse debt financing agreement issuing $246.0 million of 3.28% senior notes secured by approximately 218.0 MW utility-scale wind power plants located in the U.S. The Company used the net proceeds of this debt to (i) redeem, in full, the outstanding balance of the non-recourse project term debt previously incurred and secured by the subsidiary’s assets, of which $215.2 million remained outstanding plus accrued and unpaid interest, (ii) redeem, in full, derivative liabilities related to interest rate swaps with the hedge counterparties of which $16.3 million remained outstanding, and (iii) pay for the fees and expenses related to the issuance. As a result of the extinguishment of the project-level debt, the Company recognized a $3.6 million loss on modification and extinguishment of debt during the six months ended June 30, 2020 representing the write-off of unamortized debt discount and deferred financing costs as of the redemption date. The senior secured notes mature on June 30, 2037, and amortize on a seventeen-year amortization schedule.

Spain Project Financing

On June 30, 2020, two of the Company’s subsidiaries completed a €483.6 million refinancing agreement (equivalent to over $540.0 million at the closing date) of certain non-recourse project debt previously incurred and secured by the 100.0 MW utility-scale CSP facilities that were acquired in connection with the Termosol Acquisition as discussed in Note 3. Acquisitions (the “CSP Loans”). The CSP Loans comprise fixed and variable tranches bearing an average interest per annum equal to 2.77% and amortize on a sculpted amortization schedule over their respective maturity dates through December 2037. The Company entered into interest rate swap agreements with counterparties to hedge approximately 80% of the cash flows associated with the variable tranches, paying a fixed rate and in return, the counterparties agreed to pay the variable interest payments to the lenders. The Company used the net proceeds of the refinancing for general corporate purposes.

Non-recourse Debt Defaults

As of June 30, 2020 and December 31, 2019, the Company reclassified $164.7 million and $169.0 million, respectively, of non-recourse long-term indebtedness, net of unamortized deferred financing costs and debt discounts, to current in the unaudited condensed consolidated balance sheets due to defaults remaining as of the respective financial statements issuance dates. The defaults as of the June 30, 2020 and December 31, 2019 primarily consisted of indebtedness of the Company’s solar renewable energy facility in Chile. The Company continues to amortize deferred financing costs and debt discounts over the maturities of the respective financing agreements as before the violations, since the Company believes there is a reasonable likelihood that it will be, in due course, able to successfully negotiate waivers with the lenders and/or cure existing defaults. The Company’s management based this conclusion on (i) its past history of obtaining waivers and/or forbearance agreements with lenders, (ii) the nature and existence of active negotiations between the Company and the respective lenders to secure waivers, (iii) the Company’s timely servicing of these debt instruments, and (iv) the fact that no non-recourse financing has been accelerated to date and no project-level lender has notified the Company of such lenders election to enforce project security interests.

See Note 5. Cash and Cash Equivalents for discussion of corresponding restricted cash reclassifications to current as a result of these defaults.

Indebtedness Assumed on Acquisition

In connection with the Termosol Acquisition, the Company assumed $468.8 million of project-level debt secured by the acquired renewable energy facilities. The debt matures on December 31, 2036 and bears an average interest rate of 4.7%. As of June 30, 2020, the Company obtained all required change of control consents from the lenders. As discussed above, on June 30, 2020, the Company entered into an agreement to refinance and extend the maturity of the debt.

Maturities

The aggregate contractual principal payments of long-term debt due after June 30, 2020, excluding the amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2020[2]	2021	2022	2023	2024	Thereafter	Total
Maturities of long-term debt[1]	$644,332	$311,337	$304,861	$917,955	$320,954	$4,301,623	$6,801,062
———
(1)Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $164.7 million of long-term debt, net of unamortized deferred financing costs of $5.5 million, to current due to debt defaults that existed at June 30, 2020 (see above for additional details).
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

10. INCOME TAXES

The income tax expense (benefit) was calculated based on the income and losses before income tax between U.S. and foreign operations and consisted of the following:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$—	$(7,905)	$(7,905)	$(22)	$(34)	$(56)
State and local	3	(2,710)	(2,707)	—	—	—
Foreign	1,992	(2,212)	(220)	2,555	3,170	5,725
Total expense (benefit)	$1,995	$(12,827)	$(10,832)	$2,533	$3,136	$5,669

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$—	$7,452	$7,452	$145	$(34)	$111
State and local	125	5,710	5,835	—	—	—
Foreign	2,050	(1,708)	342	2,555	(1,148)	1,407
Total expense (benefit)	$2,175	$11,454	$13,629	$2,700	$(1,182)	$1,518

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2020	2019	2020	2019
Loss before income tax expense	$(24,166)	$(11,158)	$(66,951)	$(51,366)
Income tax (benefit) expense	(10,832)	5,669	13,629	1,518
Effective tax rate	44.8%	(50.8)%	(20.4)%	(3.0)%

The overall effective tax rate for the three and six months ended June 30, 2020 and 2019 was different than the statutory rate of 21% and was primarily due to the recognition of an additional valuation allowance on certain income tax benefits attributed to the Company, the allocation of losses to non-controlling interests, the effect of foreign and state taxes and, for the six months ended June 30, 2020, the impact of the CARES Act, as discussed below.

As of June 30, 2020, and December 31, 2019, the Company had not identified any uncertain tax positions for which a liability was required under ASC 740-10. The Company expects to complete its analysis on tax positions related to the Termosol and WGL Acquisitions within the measurement period.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On March 27, 2020, the U.S. government enacted the CARES Act in response to the COVID-19 pandemic. The CARES Act included certain income tax provisions that impacted the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020. The CARES Act allows partnerships to deduct 50% of the 2019 Excess Business Interest Expense in 2020 without limitation under Internal Revenue Code (“IRC”) section 163(j). Terra LLC will include this provision in its tax return for the year ending December 31, 2020, and expects to receive an additional $56.9 million deduction. In addition, for the year ending December 31, 2020, the CARES Act allows corporations and partnerships to calculate their IRC 163(j) limitations to 50% of Adjusted Taxable Income from 30%. The Company will analyze the relevant provisions and make the most appropriate tax elections. The CARES Act also allows corporate taxpayers to temporarily carryback net operating losses (“NOL”) generated in 2018, 2019 and 2020 to each of the five tax years preceding the tax year of such loss. Additionally, the CARES Act temporarily removes the 80% limitation imposed by the Tax Cuts and Jobs Act of 2017. The Company does not expect to be able to benefit from the NOL provisions as the Company is anticipated to incur a taxable loss during the year ending December 31, 2020. The Company reported the impact of the interest limitations on its valuation allowance of deferred taxes assets as of June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the fair values of the following derivative instruments were included in the respective balance sheet captions indicated below:

	Fair Value of Derivative Instruments[1]
	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments
(In thousands)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Gross Derivatives	Counterparty Netting[2]	Net Derivatives
As of June 30, 2020
Derivative assets, current	$—	$—	$2,079	$—	$—	$5,609	$7,688	$—	$7,688
Derivative assets	—	—	27,049	—	—	18,112	45,161	—	45,161
Total assets	$—	$—	$29,128	$—	$—	$23,721	$52,849	$—	$52,849
Derivative liabilities, current portion	$15,803	$—	$—	$47,253	$—	$540	$63,596	$—	$63,596
Derivative liabilities	61,154	—	—	175,863	—	—	237,017	—	237,017
Total liabilities	$76,957	$—	$—	$223,116	$—	$540	$300,613	$—	$300,613

As of December 31, 2019
Derivative assets, current	$—	$349	$1,040	$—	$8,092	$7,279	$16,760	$(941)	$15,819
Derivative assets	809	24	33,269	—	504	23,583	58,189	(472)	57,717
Total assets	$809	$373	$34,309	$—	$8,596	$30,862	$74,949	$(1,413)	$73,536
Derivative liabilities, current portion	$12,046	$631	$—	$21,923	$310	$—	$34,910	$(941)	$33,969
Derivative liabilities	41,605	315	—	59,412	534	—	101,866	(472)	101,394
Total liabilities	$53,651	$946	$—	$81,335	$844	$—	$136,776	$(1,413)	$135,363
————
(1)Fair value amounts are shown before the effect of counterparty netting adjustments.
(2)Represents the netting of derivative exposures covered by qualifying master netting arrangements.

As of June 30, 2020 and December 31, 2019, the Company had posted letters of credit in the amount of $15.0 million, as collateral related to certain commodity contracts. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of June 30, 2020 and December 31, 2019 related to the Company’s derivative transactions.

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

The Company elected to present all derivative assets and liabilities on a net basis on the balance sheets as a right to set-off exists. The Company enters into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements with its counterparties. An ISDA Master Agreement is an agreement that can govern multiple derivative transactions between two counterparties that typically provides for the net settlement of all, or a specified group, of these derivative transactions through a single payment, and in a single currency, as applicable. A right to set-off typically exists when the Company has a legally enforceable ISDA Master Agreement. No amounts were netted for commodity contracts as of June 30, 2020 or December 31, 2019, as each of the commodity contracts were in a gain position.

The following table presents the notional amounts of derivative instruments as of June 30, 2020 and December 31, 2019:

	Notional Amount as of
(In thousands, except for GWhs)	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps (USD)	264,125	441,628
Interest rate swaps (CAD)	133,885	138,575
Interest rate swaps (EUR)	299,457	310,721
Commodity contracts (GWhs)	4,993	5,360
Net investment hedges:
Foreign currency contracts (CAD)	—	94,100
Foreign currency contracts (EUR)	—	199,750
Derivatives not designated as hedging instruments:
Interest rate swaps (USD)	11,149	11,399
Interest rate swaps (EUR)[1]	1,160,110	745,719
Foreign currency option contracts (EUR)[2]	—	625,200
Foreign currency forward contracts (EUR)[2]	—	118,550
Commodity contracts (GWhs)	7,002	7,610
————
(1)Represents the notional amount of the interest rate swaps at Saeta to economically hedge the interest rate payments on non-recourse debt. The Company did not designate these derivatives as hedging instruments per ASC 815 as of the respective balance sheet dates.
(2)Represents the notional amount of foreign currency contracts used to economically hedge portions of the Company’s foreign exchange risk associated with Euro-denominated intercompany loans that are not of long-term investment nature. The Company did not designate these derivatives as hedging instruments per ASC 815 as of June 30, 2020 and December 31, 2019.

Gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Location of Loss (Gain) in the Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2020	2019	2020	2019
Interest rate swaps	Interest expense, net	$10,222	$6,961	$14,587	$29,278
Foreign currency contracts	Gain on foreign currency exchange, net	13,745	1,268	(4,384)	(19,929)
Commodity contracts	Operating revenues, net	(802)	(7,207)	(4,595)	(13,618)

Gains and losses recognized related to interest rate swaps, foreign currency contracts and commodity derivative contracts designated as hedging instruments for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,
Derivatives in Cash Flow and Net Investment Hedging Relationships	(Loss) Gain Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Location of Amount Reclassified from AOCI into Income	Loss (Gain) Included in the Assessment of Effectiveness Reclassified from AOCI into Income[2]
(In thousands)	2020	2019		2020	2019
Interest rate swaps	$(3,504)	$(16,938)	Interest expense, net	$2,667	$(435)
Foreign currency contracts	—	(1,421)	Gain on foreign currency exchange, net	—	—
Commodity contracts	179	3,620	Operating revenues, net	(1,801)	(362)
Total	$(3,325)	$(14,739)		$866	$(797)

————
(1)Net of $2.5 million tax benefit for the three months ended June 30, 2020. No tax expense or benefit was recorded for the three months ended June 30, 2019.
(2)No tax expense or benefit was recorded for the three months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
Derivatives in Cash Flow and Net Investment Hedging Relationships	(Loss) Gain Included in the Assessment of Effectiveness Recognized in OCI, net of taxes[1]		Location of Amount Reclassified from AOCI into Income	Loss (Gain) Included in the Assessment of Effectiveness Reclassified from AOCI into Income[2]
(In thousands)	2020	2019		2020	2019
Interest rate swaps	$(39,767)	$(26,614)	Interest expense, net	$4,251	$(995)
Foreign currency contracts	20,890	8,276	Gain on foreign currency exchange, net	—	—
Commodity contracts	(535)	4,155	Operating revenues, net	(3,169)	(678)
Total	$(19,412)	$(14,183)		$1,082	$(1,673)
————
(1)Net of $6.6 million tax benefit for the six months ended June 30, 2020. No tax expense or benefit was recorded for the six months ended June 30, 2019.
(2)No tax expense or benefit was recorded for the six months ended June 30, 2020 and 2019.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

The Company has interest rate swap agreements to hedge certain variable rate non-recourse debt. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate. The change in the fair value of the components included in the effectiveness assessment of these derivatives is initially reported in accumulated other comprehensive income (“AOCI”) and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings (the payment of interest). The amounts deferred in AOCI and reclassified into earnings during the three and six months ended June 30, 2020 and 2019 related to these interest rate swaps are provided in the tables above. The loss expected to be reclassified into earnings over the next twelve months is approximately $13.7 million. The maximum term of outstanding interest rate swaps designated as hedging instruments is 19 years.

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

There were no foreign currency contracts designated as of June 30, 2020. As of December 31, 2019, the total notional amount of foreign currency forward contracts designated as net investment hedges was €200 million and C$94.1 million. The maturity dates of these derivative instruments designated as net investment hedges range from 3 months to 33 months.

Commodity Contracts

The Company has two long-dated and physically-delivered commodity contracts that hedge variability in cash flows associated with the sales of power from certain wind renewable energy facilities located in Texas. One of these commodity contracts qualifies for hedge accounting and is designated as a cash flow hedge. The change in the fair value of the components included in the effectiveness assessment of this derivative is initially reported in AOCI and subsequently reclassified to earnings in the periods when the hedged transactions affect earnings (the sale of electricity). The amounts deferred in AOCI and reclassified into earnings during the three and six months ended June 30, 2020 and 2019 related to this commodity contract are provided in the tables above. The gain expected to be reclassified into earnings over the next twelve months is approximately $1.2 million. The maximum term of the outstanding commodity contract designated as a hedging instrument is 8 years.

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

Recurring Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the unaudited condensed consolidated balance sheets:

	As of June 30, 2020				As of December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$—	$—	$—	$—	$809	$—	$809
Commodity contracts	—	3,056	49,793	52,849	—	5,859	59,312	65,171
Foreign currency contracts	—	—	—	—	—	7,556	—	7,556
Total derivative assets	$—	$3,056	$49,793	$52,849	$—	$14,224	$59,312	$73,536
Liabilities
Interest rate swaps	$—	$300,073	$—	$300,073	$—	$134,986	$—	$134,986
Commodity contracts	—	540	—	540	—	—	—	—
Foreign currency contracts	—	—	—	—	—	377	—	377
Total derivative liabilities	$—	$300,613	$—	$300,613	$—	$135,363	$—	$135,363

The Company’s interest rate swaps, foreign currency contracts and financial commodity contracts are considered Level 2, since all significant inputs are corroborated by market observable data. The Company’s long-term physically settled commodity contracts (see Note 11. Derivatives) are considered Level 3 as they contain significant unobservable inputs. There were no transfers in or out of Level 1, Level 2 and Level 3 during the six months ended June 30, 2020 and 2019.

The following table reconciles the changes in the fair value of derivative instruments classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$54,889	$81,068	$59,312	$79,652
Realized and unrealized gains (losses):
Included in other comprehensive income (loss)	179	3,620	(535)	4,155
Included in operating revenues, net	(224)	3,383	29	6,088
Settlements	(5,051)	(1,992)	(9,013)	(3,816)
Ending balance	$49,793	$86,079	$49,793	$86,079
Change in unrealized (losses) gains for the period included in other comprehensive income for assets held at the end of the reporting period	$(872)	$3,262	$(2,051)	$3,718

The significant unobservable inputs used in the valuation of the Company’s commodity contracts classified as Level 3 in the fair value hierarchy as of June 30, 2020 are as follows:

(In thousands, except range)	Fair Value as of June 30, 2020
Transaction Type	Assets	Liabilities	Valuation Technique	Unobservable Inputs as of June 30, 2020
Commodity contracts - power	$49,793	$—	Option model	Volatilities	14.5%
					Range[1]			Weighted Average[2]
			Discounted cash flow	Forward price (per MWh)	$10.55	-	$128.55	$32.08
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

Fair Value of Debt

The carrying amount and estimated fair value of the Company’s long-term debt as of June 30, 2020 and December 31, 2019 was as follows:

	As of June 30, 2020		As of December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$6,746,916	$7,167,765	$6,235,382	$6,512,188

The fair value of the Company’s long-term debt, except the corporate-level senior notes, was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The fair value of the corporate-level senior notes is based on market price information which is classified as a Level 1 input. They are measured using the last available trades at the end of each respective period. The fair values of the Senior Notes due 2023, Senior Notes due 2028 and Senior Notes due 2030 were 101.5%, 105.4% and 102.1% of the face value as of June 30, 2020, respectively. The fair values of the Senior Notes due 2023, Senior Notes due 2028 and Senior Notes due 2030 were 103.4%, 105.8% and 102.2% of the face value as of December 31, 2019, respectively.

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

13. CONCENTRATION OF CREDIT RISK

The Company’s financial assets are typically subject to concentrations of credit risk and primarily consist of cash and cash equivalents, accounts receivable and derivative assets. The following table reflects the balances of the major financial assets that are subject to concentrations of credit risk as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$357,795	$349,500
Accounts receivable, net	206,955	167,865
Derivative assets	52,849	73,536
Total	$617,599	$590,901

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

During the six months ended June 30, 2020, the Company earned $199.8 million from the Spanish Electricity System of which $171.9 million were billing through the Comisión Nacional de los Mercados y la Competencia (“CNMC”). These operating revenues were earned within the Regulated Solar and Wind segment and represented 38% of the Company’s net consolidated operating revenues. The CNMC is the state-owned regulator of the Spanish Electricity System who collects the funds payable, mainly from the tariffs to end user customers, and is responsible for the calculation and the settlement of regulated payments. The Company’s management believes that this concentration of risk is mitigated by, among other things, the indirect support of the Spanish government for the CNMC’s obligations and, in general, by the regulated rate system in Spain.

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

The Company establishes an allowance for doubtful accounts to adjust its accounts receivables to the amounts considered to be ultimately collectible, and charges to the allowance are recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $2.5 million and $1.4 million as of June 30, 2020, and December 31, 2019, respectively. The charges to the allowance recorded within general and administrative expenses for the three months ended June 30, 2020 and 2019, were $0.7 million and $0.6 million, respectively, and for the six months ended June 30, 2020 and 2019, were $1.2 million and $0.8 million, respectively.

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

14. STOCKHOLDERS’ EQUITY

TerraForm Power, Inc. had 100,000,000 authorized shares of preferred stock of par value $0.01 per share, and 1,200,000,000 authorized shares of Common Stock of par value $0.01 per share as of June 30, 2020. There were no other authorized classes of shares and the Company did not have any issued shares of preferred stock as of June 30, 2020. On July 31, 2020, TerraForm Power completed the previously announced reincorporation merger whereby the Company merged with and into TERP NY, with TERP NY as the surviving corporation of the merger. See Note 1. Nature of Operations and Organization for additional details.

The following table reflects the changes in the Company’s shares of Common Stock outstanding during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Balance as of January 1	226,501	209,142
Net shares issued under equity incentive plan	31	—
Balance as of June 30	226,532	209,142

Stock-based Compensation

The Company has an equity incentive plan that provides for the award of incentive and nonqualified stock options, restricted stock awards and restricted stock units (“RSUs”) to personnel and directors who provide services to the Company. The maximum contractual term of an award is ten years from the date of grant. As of June 30, 2020 and December 31, 2019, an aggregate of 3,662,245 and 3,734,185 shares of Common Stock were available for issuance under this plan, respectively. Upon the vesting of RSUs, the Company issues shares that have been previously authorized to be issued.

During the six months ended June 30, 2020, the Company awarded 121,817 time-based RSUs to certain employees of the Company. The grant-date fair value of these RSUs was $2.2 million based on the Company’s closing stock price. These RSUs are subject to a three-year vesting schedule based on the date of the Board of Directors’ approval and are recognized as compensation cost in accordance with the vesting schedule. The amount of stock-based compensation expense related to the equity awards in the Company’s stock during the six months ended June 30, 2020 and 2019 was $0.7 million and $0.2 million, respectively and is reflected within cost of operations and general and administrative expenses in the unaudited condensed consolidated statement of operations.

The RSUs do not entitle the holders to voting rights and holders of the RSUs do not have any right to receive dividends or distributions. The following table presents information regarding outstanding RSUs as of June 30, 2020 and changes during the six months ended June 30, 2020:

	Number of RSUs Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (in years)
Balance as of January 1, 2020	191,936	$11.57
Granted	121,817	17.94
Vested	(49,877)	11.84
Balance as of June 30, 2020	263,876	14.52	$4,705	1.5 years

The total unrecognized stock-based expense related to the Company’s RSUs at June 30, 2020 was $3.0 million and will be recognized, net of any forfeitures, over a weighted-average amortization period of 1.5 years.

As more fully discussed in Note 17. Related Parties, pursuant to the Reorganization Agreement entered into by the Company with Brookfield Renewables and other affiliates, on July 31, 2020, upon consummation of the merger between the Company and Brookfield Renewable, all outstanding Company RSUs were converted into BEPC RSUs. Such RSUs are subject to substantially the same terms and conditions as were applicable to the Company RSUs (except that the form of payment upon vesting will be in BEPC Shares).

Cash Distributions

The following table presents the cash distributions declared and paid on Common Stock during the six months ended June 30, 2020 and 2019:

	Distributions per Share	Declaration Date	Record Date	Payment Date
2020:
First Quarter	$0.2014	March 16, 2020	March 27, 2020	March 31, 2020
Second Quarter	0.2014	May 6, 2020	June 1, 2020	June 15, 2020
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019
Second Quarter	0.2014	May 8, 2019	June 3, 2019	June 17, 2019

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

No shares have been repurchased by the Company during the six months ended June 30, 2020 and June 30, 2019.

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

Basic and diluted loss per share of the Company’s Common Stock for the three and six months ended June 30, 2020 and 2019 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Basic and diluted loss per share:
Net loss attributable to Class A common stockholders	$(61)	$(3,595)	$(55,132)	$(12,222)

Weighted average basic and diluted Class A shares outstanding[1]	226,528	209,142	226,520	209,142

Basic and diluted loss per share	$—	$(0.02)	$(0.24)	$(0.06)
———
(1)The computation for diluted earnings per share of the Company’s Class A common stock for the three and six months ended June 30, 2020 excluded 264 thousand of potentially dilutive unvested RSUs because the effect would have been anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company’s customers, vendors and regulatory agencies often require the Company to post letters of credit in order to guarantee performance under certain contracts and agreements. The Company is also required to post letters of credit to secure obligations under various swap agreements and leases and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions. As of June 30, 2020, the Company had outstanding letters of credit drawn under the Revolver of $117.7 million and outstanding project-level letters of credit of $307.1 million drawn under certain project level financing agreements, compared to $115.5 million and $266.9 million, respectively, as of December 31, 2019.

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

The defendants filed a motion to dismiss the amended complaint on July 5, 2016, on the ground that, among other things, SunEdison is a necessary party to this action. On February 6, 2018, the court denied the Company’s motion to dismiss after which document discovery began. In April 2019, Terra LLC filed an amended answer to the amended complaint. As of the date of this Quarterly Report, the parties have filed their respective motions for summary judgment and supporting briefs and are waiting for the court's ruling on these motions.

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

The Company reserved for its estimated loss related to this complaint in 2016, which was not considered material to the Company’s consolidated results of operations, and this amount remains accrued as of June 30, 2020. However, the Company is unable to predict with certainty the ultimate resolution of these proceedings.

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

On January 27, 2020, the City of Dearborn Police and Retirement System filed a derivative and class action lawsuit in the Delaware Court of Chancery on behalf of the Company, itself, and other minority stockholders of the Company against Brookfield and certain of its affiliates (including the Company as a nominal defendant) alleging claims similar to those set forth in the Rosson complaint. The City of Dearborn Police and Retirement System and Martin Rosson agreed, with the consent of the Company and Brookfield, to consolidate their respective claims and such consolidation was approved by the Court during the first quarter of 2020. Brookfield then filed a motion to dismiss certain of the plaintiff’s claims and the Company filed a pro forma joinder to the motion to dismiss, which was recently heard by the Court. While the Company believes that these claims are without merit, it cannot predict with certainty the ultimate resolution of any proceedings brought in connection with these claims.

Demand for Access to Books and Records

On March 26, 2020, the Company received the first of seven demand letters for the production of books and records pursuant to 8 Del. C. § 220, one of which was subsequently withdrawn. These letters sought to allow counsel to the City of Dearborn Police and Retirement System, Martin Rosson and others to investigate potential breaches of fiduciary duty by Brookfield and the Company's Board of Directors in connection with the announcement of the signing of a merger agreement among the Company, Brookfield Renewable and certain of their affiliates. To date, three related claims have been filed in Delaware Chancery Court demanding access to our books and records. The Company believes the allegations made in all of the letters and all related claims are without merit and that the requests for access to books and records are inappropriate; however, we cannot predict with certainty the ultimate resolution of proceedings brought in connection with these allegations.
Other Matters

Two of the Company’s project subsidiaries were parties to litigation that was seeking to recover alleged underpayments of tax grants under Section 1603 of the American Recovery and Reinvestment Tax Act from the U.S. Department of Treasury (“U.S. Treasury”). These project subsidiaries filed complaints at the Court of Federal Claims on March 28, 2014. The U.S. Treasury counterclaimed and both claims went to trial in July 2018. In January 2019, the Court of Federal Claims entered judgments against each of the project subsidiaries for approximately $10.0 million in the aggregate. These judgments were affirmed on appeal. The project subsidiaries had expected that losses arising from these claims would be covered pursuant to an indemnification agreement and, accordingly, the Company recognized a corresponding indemnification asset within Other current assets in the consolidated balance sheets as of June 30, 2020 and December 31, 2019. On July 17, 2020, the project subsidiaries settled the full amount of the litigation with the U.S. Treasury through payments made directly by the previous owners pursuant to the indemnification agreement.

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

On July 31, 2020, TERP NY (as successor by merger to the Company) and Orion U.S. entered into an amendment (the “2017 Merger Agreement Amendment”) to the Merger Agreement, by and among the Company, Orion U.S. and BRE TERP Holdings Inc., a Delaware corporation, pursuant to which, among other things, the provisions of the 2017 Merger Agreement relating to the contingent equity consideration payable to Orion U.S. under certain circumstances were amended to provide that the fair market value of such consideration would be determined based on an internal valuation determined by affiliates of the Brookfield Stockholders.

As of the date hereof, the Company is unable to predict the amount of net losses, if any, arising from the litigation brought by the First Wind Sellers and Mr. Domenech described above or the number of additional shares, if any, that may be required to be issued to Orion Holdings pursuant to the terms of the Merger Agreement in connection with any final resolution of such matters.

17. RELATED PARTIES

As discussed in Note 1. Nature of Operations and Organization, the Company is a controlled affiliate of Brookfield and as of June 30, 2020, Brookfield held approximately 62% of the voting securities of TerraForm Power’s Common Stock. Certain affiliates of Brookfield also hold all the outstanding incentive distribution rights (“IDRs”) of Terra LLC pursuant to an amended and restated limited liability company agreement of Terra LLC as discussed below under Brookfield Sponsorship Transaction.

Merger Transaction

On January 11, 2020, the Company received an unsolicited and non-binding proposal from Brookfield Renewable Partners L.P. (“Brookfield Renewable”), an affiliate of Brookfield, to acquire all of the outstanding shares of Common Stock of the Company, other than the approximately 62% shares held by Brookfield Renewable and its affiliates. The Brookfield Proposal expressly conditioned the transaction contemplated thereby on the approval of a committee of the Board consisting solely of independent directors and the approval of a majority of the shares held by the Company’s stockholders not affiliated with Brookfield Renewable and its affiliates. Following the Company’s receipt of the Brookfield Proposal, the Board formed a Special Committee of non-executive, disinterested and independent directors to, among other things, review, evaluate and consider the Brookfield Proposal and, if the Special Committee deemed appropriate, negotiate a transaction with Brookfield Renewable or explore alternatives thereto. The Board resolutions establishing the Special Committee expressly provided that the Board would not approve the transaction contemplated by the Brookfield Proposal or any alternative thereto without a prior favorable recommendation by the Special Committee. As of June 30, 2020, Brookfield Renewable held an approximately 30% indirect economic interest in TerraForm Power.

On March 16, 2020, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), by and among Brookfield Renewable, Brookfield Renewable Corporation, a corporation incorporated under the laws of British Columbia and an indirect subsidiary of Brookfield Renewable (“BEPC”), 2252876 Alberta ULC, an unlimited liability corporation incorporated under the laws of Alberta and a wholly owned direct subsidiary of Brookfield Renewable (“Acquisition Sub” and, together with Brookfield Renewable and BEPC, the “BEP Entities”), the Company, and TerraForm Power NY Holdings, Inc., a New York corporation and a wholly owned direct subsidiary of the Company (“TERP NY” and, together with the Company, the “Company Entities”). The Board, upon the unanimous recommendation of the Special Committee, and the Board of Directors of the general partner of Brookfield Renewable approved the Reorganization Agreement and the transactions contemplated thereby.

On July 31, 2020, pursuant to the Reorganization Agreement, Brookfield Renewable, through Acquisition Sub and BEPC, acquired all of the outstanding shares of Class A common stock of the Company (“TERP Common Stock”) not held by the Brookfield Stockholders (as defined below) (such shares, the “Public TERP Shares”) through a series of transactions that include the Reincorporation Merger and the Share Exchange (each as defined below). Pursuant to the Reorganization Agreement and the Plan of Merger, at the effective time of the Reincorporation Merger (the “Reincorporation Effective Time”), the Company merged with and into TERP NY, with TERP NY as the surviving corporation of such merger (the “Reincorporation Merger”), and (i) BBHC Orion Holdco L.P. (“BBHC Orion”) and Orion U.S. Holdings 1 L.P. (“Orion U.S.” and, together with BBHC Orion, the “Brookfield Stockholders”), each an affiliate of BEP, received shares of class A common stock, par value $0.01, of TERP NY (“TERP NY Class A Common Stock”), (ii) holders of Public TERP Shares who did not elect to receive non-voting limited partnership units of BEP (the “BEP Units”) received shares of class B common stock, par value $0.01, of TERP NY (“TERP NY Class B Common Stock”), and (iii) holders of Public TERP Shares who elected to receive BEP Units received shares of class C common stock, par value $0.01, of TERP NY (“TERP NY Class C Common Stock”). Immediately thereafter, at the effective time of the Share Exchange (the “Exchange Effective Time”), (i) pursuant to a binding share exchange, BEPC acquired each share of TERP NY Class B Common Stock issued and outstanding after the Reincorporation Effective Time in exchange for the right to receive class A exchangeable subordinate voting shares, no par value, of BEPC (the “BEPC Exchangeable Shares”) and cash in lieu of fractional BEPC Exchangeable Shares (the “BEPC Exchange”) and (ii) pursuant to a binding share exchange, Acquisition Sub acquired each share of TERP NY Class C Common Stock issued and outstanding after the Reincorporation Effective Time in exchange for the right to receive BEP Units and cash in lieu of fractional BEP Units (the “BEP Exchange” and, together with the BEPC Exchange, the “Share Exchange” and, together with the Reincorporation Merger, the “Merger Transaction”).

The Reorganization Agreement provided for, among other things, the acquisition by the BEP Entities of the Company’s Common Stock that is not already owned by BEP and its affiliates (the “Public Shares”) on the terms and subject to the conditions set forth therein. Pursuant to the Reorganization Agreement, each holder of Public Shares was entitled to receive for each Public Share held by such holder as consideration 0.381 class A exchangeable subordinate voting shares, no par value, of BEPC (the “BEPC Shares”) or, at the election of such holder, 0.381 of a limited partnership unit of BEP (the “BEP Units”), in each case as adjusted for the BEPC Distribution (as defined and described below) (such 0.381 exchange ratio as adjusted, the “Adjusted Exchange Ratio”) plus any cash paid in lieu of fractional BEP Units or BEPC Shares, as applicable (the “Consideration”). Holders of Public Shares who did not make any election received BEPC Shares. There was no limit on the number of Public Shares that could elect to receive BEPC Shares or BEP units. The BEPC Shares are structured with the intention of being economically equivalent to the BEP Units, including identical distributions, as and when declared, and will be fully exchangeable at any time, at the option of holders of such BEPC Shares, for a BEP Unit, initially on a one-for-one basis, subject to adjustment for certain events.

The Transaction (as defined below) was tax deferred for holders of Public Shares.

The acquisition of the Public Shares was consummated through a series of transactions (the “Transaction”), including:

•the merger of the Company with and into TERP NY, with TERP NY surviving such merger (the “Reincorporation Merger”), with (x) each Company stockholder who did not make an election to receive TERP NY Class C Shares (as defined below) (and, upon completion of the BEP Exchange (as defined below), BEP Units) receiving a number of TERP NY’s Class B common stock, par value $0.01 (the “TERP NY Class B Shares”), equal to the number of Public Shares held by such stockholder, and (y) each Company stockholder who made an election to receive TERP NY Class C Shares (and, upon completion of the BEP Exchange, BEP Units) receiving a number of TERP NY’s Class C common stock, par value $0.01 (the “TERP NY Class C Shares”), equal to the number of Public Shares held by such stockholder; followed immediately by

•a series of binding share exchanges effected under New York Business Corporation Law (the “NYBCL”), pursuant to which (x) BEPC acquired each Holdings Class B Share in exchange for the applicable Consideration described above (the “BEPC Exchange”), consisting of BEPC Shares and cash in lieu of fractional BEPC Shares, and (y) Acquisition Sub acquired each TERP NY Class C Share in exchange for the applicable Consideration described above (the “BEP Exchange” and, together with the BEPC Exchange, the “Share Exchange”), consisting of BEP Units and cash in lieu of fractional BEP Units.

All outstanding restricted stock units of the Company (the “Company RSUs”) were converted into restricted stock units with respect to TERP NY Class B Shares (the “TERP NY RSUs”) on a one-for-one basis at the effective time of the Reincorporation Merger. At the effective time of the Share Exchange, each Holdings RSU was then converted into a time-based restricted stock unit of BEPC with respect to a number of BEPC Shares equal to the product of (i) the number of shares subject to such Holdings RSU immediately prior to the effective time of the Share Exchange and (ii) the Adjusted Exchange Ratio. Such restricted stock units are subject to substantially the same terms and conditions as were applicable to the Company RSUs (except that the form of payment upon vesting will be in BEPC Shares).

The Company Entities and the BEP Entities each made customary representations, warranties and covenants in the Reorganization Agreement, in each case generally subject to customary materiality qualifiers. The Company Entities and the BEP Entities also agreed, subject to certain exceptions, to various other customary covenants and agreements, including agreements to conduct their respective businesses in the ordinary course during the period between the date of the Reorganization Agreement and the closing and, subject to certain exceptions, to refrain from certain actions during that time, including, (i) declaring and making dividends; (ii) acquiring assets if such acquisition would reasonably be expected to prevent, materially delay or materially impede the consummation of the Transaction; (iii) with respect to BEP and BEPC, authorizing or entering into a plan of complete or partial liquidation or dissolution; and (iv) amending their organizational documents. The Company also agreed to refrain from soliciting or responding to alternative proposals for a transaction, except that the Board, acting at the recommendation of the Special Committee, was permitted to change its recommendation to stockholders if it determined that a failure to do so would be reasonably likely to be inconsistent with its fiduciary duties, subject to a three business day notification period for the BEP Entities.

The consummation of the Transaction was conditioned on the satisfaction or waiver (except with respect to the condition set forth in clause (i) below, which was not waivable) of certain events, including, among other matters, (i) the approval by each of (A) the holders of a majority of the Common Stock outstanding and entitled to vote thereon and (B) the holders of a majority of the Public Shares outstanding and entitled to vote thereon (collectively, the “Requisite Company Stockholder Approvals”), (ii) the BEPC Shares and BEP Units to be issued to the Company’s stockholders in the Transaction having been approved for listing on the New York Stock Exchange and the Toronto Stock Exchange, (iii) expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of approval under the Competition Act, R.S.C., 1985, c. C 34 and certain other specified required government approvals, (iv) no temporary restraining order, preliminary or permanent injunction or other judgment or law entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction (collectively, “Restraints”) being in effect preventing, making illegal or prohibiting the consummation of the Transactions, (v) effectiveness of certain of the BEP Entities’ F-3 and F-4 registration statements, and (vi) filing of a prospectus in Canada under applicable securities law. The Company’s obligation to consummate the Transaction was also conditioned on the satisfaction or waiver of certain other events, including, (A) receipt by the Company of an opinion from Torys LLP with respect to certain tax matters, (B) the contribution of certain assets of BEP into BEPC, and (C) the BEPC Distribution (as defined below) having occurred or all actions reasonably necessary to cause the BEPC Distribution to occur substantially simultaneously with the closing having occurred. By reason of the commitment of the Stockholders (as defined below) under the Voting Agreement (as defined below) to vote their Common Stock in favor of the Transaction, the condition described in clause (i) above will be satisfied if the Transaction is approved by the holders of a majority of the Public Shares outstanding and entitled to vote thereon.

The Reorganization Agreement contained certain termination rights for both the Company and BEP, including, by mutual consent of the Company and BEP; by either the Company or BEP, if (i) the Transaction had not been consummated on or before December 16, 2020, subject to a further three-month extension under certain circumstances; (ii) if the other party breached any of its representations, warranties, covenants or other agreements in the Reorganization Agreement that was not reasonably capable of being cured by the end date above or was not cured in accordance with the terms of the Reorganization Agreement and such breach caused the applicable closing conditions not to be satisfied; (iii) if the condition set forth in clause (iv) of the preceding paragraph had not been satisfied and the Restraint giving rise to such non-satisfaction had become final and nonappealable; and (v) if either of the Requisite Company Stockholder Approvals had not been obtained upon a vote at a duly held meeting. Additionally, BEP had the right to terminate the Reorganization Agreement if the Board, acting at the recommendation of the Special Committee, changed its recommendation. If the Reorganization Agreement was terminated by either the Company or BEP because the Required Company Stockholder Approvals are not obtained, the Company would be required to pay to BEP a fee equal to $15,000,000.

The Reorganization Agreement provided that, on or prior to the closing date, the BEP Entities would, and would cause their applicable affiliates to, enter into various other agreements substantially in the forms attached to the Reorganization Agreement, including:

•a rights agreement between Brookfield and Wilmington Trust, National Association, as the rights agent (referred to in the Reorganization Agreement as the “Rights Agreement”), pursuant to which Brookfield would agree to satisfy the obligations of BEP and BEPC to exchange BEPC Shares for BEP Units where BEPC or BEP had not satisfied such exchange request by a holder of BEPC Shares, in each case, subject to the terms and conditions set forth in the Rights Agreement;
•certain subordinated credit agreements between a BEP and BEPC subsidiary in order to allow for cash management among BEP and its subsidiaries following the closing;
•an equity commitment agreement by and among Brookfield BRP Holdings (Canada) Inc., a subsidiary of BEP (“Canada HoldCo”), BEP and BEPC, pursuant to which (x) for 10 years following closing, Canada Holdco will agree to subscribe for up to $1 billion of BEPC class C non-voting shares, in order to fund growth capital investments and acquisitions or working capital and (y) until there were no longer any BEPC Shares held by the public, BEP will agree not to declare or pay any distribution on the BEP Units if BEPC does not have sufficient money or other assets to enable BEPC to declare and pay an equivalent dividend on the BEPC Shares; and
•amended articles of BEPC, which include the rights, preferences and privileges of the BEPC capital stock, including the BEPC Shares.

BEPC Distribution

Concurrently with the closing of the Transactions, BEP undertook a special distribution of BEPC Shares (the “BEPC Distribution”) to holders of BEP Units. As a result of the BEPC Distribution, holders of BEP Units received BEPC Shares for their BEP Units in accordance with a distribution ratio determined by the Board of Directors of the general partner of BEP. Holders of Public Shares who elect to receive BEP Units pursuant to the BEP Exchange were not be entitled to receive, and did not receive, BEPC Shares in the BEPC Distribution.

Voting Agreement

Simultaneously with the execution of the Reorganization Agreement, the Company entered into a Voting Agreement (the “Voting Agreement”) with BBHC Orion and Orion U.S. Holdings 1 L.P. (and together with BHBC, the “Stockholders”), pursuant to which the Stockholders agreed, among other things, to vote their respective Common Stock in favor of the approval of the Reorganization Agreement and against any alternative proposal as further set forth in the Voting Agreement. The Stockholders beneficially own approximately 61.65% of the outstanding Common Stock.

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

Pursuant to the Brookfield MSA, the Company recorded charges of $9.8 million and $19.4 million within general and administrative expenses - affiliate in the consolidated statements of operations for the three and six months ended June 30, 2020, respectively, as compared to $5.9 million and $10.8 million for the same periods in 2019, respectively.

The Brookfield MSA was terminated on July 31, 2020, upon the completion of the Merger Transaction as discussed in Note 1. Nature of Operations and Organization.

Relationship Agreement

The Company entered into a relationship agreement (the “Relationship Agreement”) with Brookfield, which governs certain aspects of the relationship between Brookfield and the Company. Pursuant to the Relationship Agreement, Brookfield agrees that the Company will serve as the primary vehicle through which Brookfield and certain of its affiliates will own operating wind and solar assets in North America and Western Europe and that Brookfield will provide, subject to certain terms and conditions, the Company with a right of first offer on certain operating wind and solar assets that are located in such countries and developed by persons sponsored by or under the control of Brookfield. The rights of the Company under the Relationship Agreement are subject to certain exceptions and consent rights set out therein. The Company did not acquire any renewable energy facilities from Brookfield during the six months ended June 30, 2020 or during 2019.

On July 31, 2020, as a result of the termination of the Brookfield MSA, the Relationship Agreement automatically terminated in accordance with its terms.

Terra LLC Agreement

BRE Delaware, LLC (formerly BRE Delaware, Inc.) (the “Brookfield IDR Holder”), an indirect, wholly-owned subsidiary of Brookfield, holds all of the outstanding IDRs of Terra LLC. The Company, Brookfield IDR Holder and TerraForm Power Holdings, Inc. are party to the limited liability company agreement of Terra LLC (as amended from time to time, the “Terra LLC Agreement”). Under the Terra LLC Agreement, IDRs are payable when distributions on Common Stock reach a certain threshold. The IDR threshold for a first distribution is $0.93 per share of Common Stock and for a second distribution is $1.05 per share of Common Stock. There were no IDR payments made by the Company pursuant to the Terra LLC Agreement during the six months ended June 30, 2020 or during 2019.

On July 31, 2020, upon the completion of the Merger Transaction, as discussed in Note 1. Nature of Operations and Organization, TERP NY, TerraForm Power Holdings, Inc., a Delaware corporation, and Brookfield IDR Holder entered into the Fourth Amended and Restated Limited Liability Company Agreement of TerraForm Power, LLC (the “New LLCA”), pursuant to which, among other things, the obligations of Terra LLC to make incentive distribution right payments to Brookfield IDR Holder were terminated.

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

On July 31, 2020, the Registration Rights Agreement was terminated, upon the completion of the Merger Transaction as discussed in Note 1. Nature of Operations and Organization.

Sponsor Line Agreement

On October 16, 2017, the Company entered into a credit agreement (the “Sponsor Line”) with Brookfield and one of its affiliates. The Sponsor Line establishes a $500.0 million secured revolving credit facility and provides for the lenders to commit to make LIBOR loans to the Company during a period not to exceed three years from the effective date of the Sponsor Line (subject to acceleration for certain specified events). The Company may only use the revolving Sponsor Line to fund all or a portion of certain funded acquisitions or growth capital expenditures. The Sponsor Line will terminate, and all obligations thereunder will become payable, no later than October 16, 2022. Borrowings under the Sponsor Line bear interest at a rate per annum equal to a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus 3.00% per annum. In addition to paying interest on outstanding principal under the Sponsor Line, the Company is required to pay a standby fee of 0.50% per annum in respect of the unutilized commitments thereunder, payable quarterly in arrears. The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Sponsor Line at any time without premium or penalty, other than customary “breakage” costs. TerraForm Power’s obligations under the Sponsor Line are secured by first-priority security interests in substantially all assets of TerraForm Power, including 100% of the capital stock of Terra LLC, in each case subject to certain exclusions set forth in the credit documentation governing the Sponsor Line. Under certain circumstances, the Company may be required to prepay amounts outstanding under the Sponsor Line. Total interest expense, including the amortization of the deferred financing costs incurred on the Sponsor Line for the three and six months ended June 30, 2020 and 2019 was $1.1 million and $2.1 million, respectively.

On July 31, 2020, the Sponsor Line was terminated upon the completion of the Merger Transaction as discussed in Note 1. Nature of Operations and Organization.

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

On July 31, 2020, as a result of the termination of the Brookfield MSA, the Governance Agreement automatically terminated in accordance with its terms.

New York Office Lease & Co-tenancy Agreement

In May 2018, in connection with the relocation of the Company’s corporate headquarters to New York City, the Company entered into a lease for office space and related co-tenancy agreement with affiliates of Brookfield for a ten-year term. The Company recorded $0.8 million and $0.9 million of charges related to the lease of the office space within general and administrative expenses - affiliate in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020, respectively, as compared to $0.3 million and $0.4 million for the same periods in 2019.

Other Brookfield Transactions and Agreements

Acquisition-related Services

During the six months ended June 30, 2020, an affiliate of Brookfield incurred $0.7 million for services and fees payable on behalf of the Company in relation to acquisitions made by the Company in Spain. These costs primarily represent professional fees for legal, valuation and accounting services.

Agreements with X-Elio Energy

On December 18, 2019, the Company acquired an approximately 45 MW portfolio of utility-scale solar photovoltaic power plants in Spain (the “X-Elio Acquisition”) from subsidiaries of X-Elio Energy, S.L. (“X-Elio”). Contemporaneously with the closing of the X-Elio Acquisition, Brookfield and certain of its institutional partners entered into a 50-50 joint venture in respect of X-Elio.

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

Due from Affiliates

The $2.7 million due from affiliates amount reported on the consolidated balance sheets as of June 30, 2020 primarily represents a receivable from certain affiliates of Brookfield, as a result of payments made by the Company on their behalf, primarily related to professional fees and rent for shared corporate headquarters. There was no right of set-off with respect to these receivables from affiliates and the payables to the other Brookfield affiliates described herein, and thus these amounts were separately reported in due from affiliate in the consolidated balance sheets.

Due to Affiliates

The $12.8 million due to affiliates amount reported in the unaudited condensed consolidated balance sheets as of June 30, 2020 represented payables to affiliates of Brookfield of (i) $9.8 million for the Brookfield MSA base management fee for the second quarter of 2020, (ii) $1.6 million for services and fees incurred by an affiliate of Brookfield on behalf of the Company related to acquisitions in Spain, (iii) $0.1 million for O&M services payable to an affiliate of X-Elio and (iv) $1.3 million payables related to rent, office charges and other services to affiliates of Brookfield related to the Company’s corporate headquarters in New York. The $11.5 million due to affiliates amount reported in the consolidated balance sheets as of December 31, 2019 represented (i) $8.6 million payables to affiliates of Brookfield for the Brookfield MSA base management fee for the fourth quarter of 2019, (ii) $1.4 million for services and fees incurred by an affiliate of Brookfield on behalf of the Company related to acquisitions in Spain, (iii) $0.6 million standby fee payable under the Sponsor Line, (iv) $0.5 million payable for commodity contracts executed on behalf of the Company on a cost-reimbursement basis, and (v) $0.4 million payables related to rent, office charges and other services to affiliates of Brookfield related to the Company’ corporate headquarters in New York.

During the three and six months ended June 30, 2020, the Company paid to affiliates of Brookfield (i) $9.6 million and $18.2 million, respectively for the Brookfield MSA base management fee, (ii) $0.7 million and $1.3 million, respectively for the standby fee payable under the Sponsor Line and (iii) $0.8 million and $1.5 million, respectively for leasehold improvements, rent, office charges and other services with affiliates of Brookfield. During the three and six months ended June 30, 2019, the Company paid to affiliates of Brookfield (i) $4.9 million and $9.1 million for the Brookfield MSA base management fee and (ii) $0.9 million and $3.2 million, respectively, representing standby fee payable to a Brookfield affiliate under the Sponsor Line and for leasehold improvements, rent, office charges and other services with affiliates of Brookfield.

18. SEGMENT REPORTING

The Company has three reportable segments: Solar, Wind, and Regulated Solar and Wind. These segments, which represent the Company’s entire portfolio of renewable energy facilities, have been determined based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Each of the Company’s reportable segments represents an aggregation of operating segments. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the CODMs. The Company’s operating segments consist of: (i) Distributed Generation, North America Solar Utility, International Solar Utility, which are aggregated into the Solar reportable segment; (ii) Northeast Wind, Central Wind, Texas Wind, Hawaii Wind and International Wind operating segments, which are aggregated into the Wind reportable segment; and (iii) the Spanish Regulated Solar and Spanish Regulated Wind operating segments that are aggregated within the Regulated Solar and Wind reportable segment. The International Wind operating segment comprises the Company’s wind operations in Portugal and Uruguay. The operating segments have been aggregated as they have similar economic characteristics and meet the aggregation criteria. The CODMs evaluate the performance of the Company’s operating segments principally based on operating income or loss. Corporate expenses include general and administrative expenses, acquisition costs, interest expense on corporate-level indebtedness, stock-based compensation and depreciation expense. All net operating revenues for the three and six months ended June 30, 2020 and 2019 were earned by the Company’s reportable segments from external customers in the United States (including Puerto Rico), Canada, Spain, Portugal, the United Kingdom, Uruguay and Chile, as applicable.

The following table reflects summarized financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
(In thousands)	Solar	Wind	Regulated Solar and Wind	Corporate	Total	Solar	Wind	Regulated Solar and Wind	Corporate	Total
Operating revenues, net	$99,353	$69,790	$108,186	$—	$277,329	$82,583	$76,836	$95,947	$—	$255,366
Depreciation, accretion and amortization expense	36,382	44,267	46,958	301	127,908	27,841	41,444	30,809	260	100,354
Other operating costs and expenses	21,530	18,011	27,239	24,338	91,118	17,555	43,806	17,750	20,973	100,084
Operating income (loss)	41,441	7,512	33,989	(24,639)	58,303	37,187	(8,414)	47,388	(21,233)	54,928
Interest expense, net	21,282	14,265	22,942	26,843	85,332	16,593	13,811	10,632	30,005	71,041
Other non-operating expenses (income), net	996	(276)	38	(3,621)	(2,863)	(378)	68	3,765	(8,410)	(4,955)
Income tax (benefit) expense	(1,076)	(1,057)	1,422	(10,121)	(10,832)	1,182	(422)	4,940	(31)	5,669
Net income (loss)	$20,239	$(5,420)	$9,587	$(37,740)	$(13,334)	$19,790	$(21,871)	$28,051	$(42,797)	$(16,827)

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
(In thousands)	Solar	Wind	Regulated Solar and Wind	Corporate	Total	Solar	Wind	Regulated Solar and Wind	Corporate	Total
Operating revenues, net	177,976	146,357	199,758	—	$524,091	139,939	169,475	171,284	—	$480,698
Depreciation, accretion and amortization expense	72,844	85,705	91,096	654	250,299	55,076	83,642	67,998	607	207,323
Other operating costs and expenses	38,254	35,862	56,391	55,478	185,985	31,362	75,465	38,706	43,810	189,343
Operating income (loss)	66,878	24,790	52,271	(56,132)	87,807	53,501	10,368	64,580	(44,417)	84,032
Interest expense, net	43,257	29,225	37,168	53,641	163,291	29,391	28,953	38,466	60,518	157,328
Other non-operating (income) expenses, net	(2,253)	1,628	41	(7,949)	(8,533)	(6,819)	(418)	(150)	(14,543)	(21,930)
Income tax (benefit) expense	(715)	(422)	1,634	13,132	13,629	(2,121)	429	3,096	114	1,518
Net income (loss)	$26,589	$(5,641)	$13,428	$(114,956)	$(80,580)	$33,050	$(18,596)	$23,168	$(90,506)	$(52,884)
Balance Sheet
Total assets[1]	$3,421,255	$3,593,334	$3,490,109	$35,241	$10,539,939	$3,509,076	$3,716,447	$2,731,892	$101,221	$10,058,636

———
(1)Represents total assets as of June 30, 2020 and December 31, 2019, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(8,405)	$48,643	$40,238
Other comprehensive (loss) income:
Net unrealized (loss) gain arising during the period (net of zero tax impact)	8,872	(27,288)	(18,416)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(5,828)	(5,828)
Other comprehensive income (loss)	8,872	(33,116)	(24,244)
Accumulated other comprehensive income	467	15,527	15,994
Less: Other comprehensive income attributable to non-controlling interests	—	732	732
Balance as of June 30, 2019	$467	$14,795	$15,262

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities[1]	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$7,247	$4,398	$11,645
Other comprehensive (loss) income:
Net unrealized gain (loss) arising during the period (net of zero and $6,663 tax benefit, respectively)	18,809	(40,136)	(21,327)
Reclassification of net realized gain into earnings (net of zero tax impact)	—	(3,097)	(3,097)
Other comprehensive income (loss)	18,809	(43,233)	(24,424)
Accumulated other comprehensive income (loss)	26,056	(38,835)	(12,779)
Less: Other comprehensive loss attributable to non-controlling interests	—	(433)	(433)
Balance as of June 30, 2020	$26,056	$(38,402)	$(12,346)
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

The following table presents the activity of the redeemable non-controlling interests balance for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Balance as of January 1	$22,884	$33,495
Net income (loss)	21	(6,900)
Distributions	(270)	(596)
Repurchases of redeemable non-controlling interests, net[1]	(14,645)	—
Non-cash redemption of redeemable non-controlling interests	—	7,345
Balance as of June 30	$7,990	$33,344
———
(1)Represents the carrying amount of the redeemable non-controlling interests repurchased. See below for additional details.

Repurchases of non-controlling interests

During the six months ended June 30, 2020 and 2019, the Company purchased the tax equity investors’ interests in certain distributed generation projects in the U.S. for a combined consideration of $1.7 million and $1.1 million, respectively, which resulted in increasing the Company’s ownership interest in the related projects to 100%. The difference between the consideration paid and the carrying amounts of the non-controlling interests was recorded as an adjustment to additional paid-in capital within Purchase of (redeemable) non-controlling interests in the unaudited condensed consolidated statement of stockholders’ equity.

21. SUBSEQUENT EVENTS

Merger Transaction

See Note 1. Nature of Operations and Organization and Note 17. Related Parties for details of the Merger Transaction and the related transactions.

Delisting and Deregistration

On July 31, 2020, in connection with the completion of the Merger Transaction, the Company notified Nasdaq that trading in TERP Common Stock should be suspended and listing of TERP Common Stock should be removed. The Company also requested that Nasdaq file a notification of removal from listing on Form 25 with the SEC with respect to the delisting and deregistration of the TERP Common Stock. The TERP Common Stock ceased being traded prior to the opening of the market on July 31, 2020, and is no longer listed on Nasdaq. In addition, the Company intends to file with the SEC a Form 15 requesting the suspension of the reporting obligations of the Company under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 and other disclosures included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Power, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.

Overview

TerraForm Power, Inc. (“TerraForm Power”) acquires, owns, and operates solar and wind assets in North America and Western Europe. We are the owner and operator of an over 4,200 MW diversified portfolio of high-quality solar and wind assets underpinned by long-term contracts. Significant diversity across technologies and locations coupled with contracts across a large, diverse group of creditworthy counterparties significantly reduces the impact of resource variability on cash available for distribution and limits our exposure to any individual counterparty. We are sponsored by Brookfield Asset Management Inc. (“Brookfield”), a leading global alternative asset manager with over $540 billion in assets under management. Affiliates of Brookfield held approximately 62% of TerraForm Power’s Class A common stock (“Common Stock”) as of June 30, 2020.

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

Recent Developments

The Merger Transaction

On January 11, 2020, the Company received an unsolicited and non-binding proposal (the “Brookfield Proposal”) from Brookfield Renewable Partners L.P. (“Brookfield Renewable”), an affiliate of Brookfield, to acquire all of the outstanding shares of Common Stock of the Company, other than the approximately 62% shares held by Brookfield Renewable and its affiliates. The Brookfield Proposal expressly conditioned the transaction contemplated thereby on the approval of a committee of the Board of Directors of the Company (the “Board”) consisting solely of independent directors and the approval of a majority of the shares held by the Company’s stockholders not affiliated with Brookfield Renewable and its affiliates. Following the Company’s receipt of the Brookfield Proposal, the Board formed a special committee (the “Special Committee”) of non-executive, disinterested and independent directors to, among other things, review, evaluate and consider the Brookfield Proposal and, if the Special Committee deemed appropriate, negotiate a transaction with Brookfield Renewable or explore alternatives thereto. The Board resolutions establishing the Special Committee expressly provided that the Board would not approve the transaction contemplated by the Brookfield Proposal or any alternative thereto without a prior favorable recommendation by the Special Committee. As of June 30, 2020 Brookfield Renewable held an approximately 30% indirect economic interest in TerraForm Power.

On March 16, 2020, the Company, TerraForm Power NY Holdings, Inc., a wholly owned direct subsidiary of the Company (“TERP NY”), Brookfield Renewable, Brookfield Renewable Corporation, an indirect subsidiary of Brookfield Renewable (“BEPC”), and 2252876 Alberta ULC, a wholly owned direct subsidiary of Brookfield Renewable (“Acquisition Sub”), entered into that certain Reorganization Agreement and Plan of Reorganization (the “Reorganization Agreement”) for Brookfield Renewable to acquire all of the Company’s outstanding shares of Common Stock, other than the approximately 62% currently owned by Brookfield Renewable and its affiliates. Also on March 16, 2020, the Company and TERP NY entered into that certain Plan of Merger, dated as of March 16, 2020 (the “Plan of Merger”). The transactions contemplated by the Reorganization Agreement and Plan of Merger are referred to herein as the “Transactions”. Pursuant to the Reorganization Agreement, each holder of a share of Common Stock that is issued and outstanding immediately prior to the consummation of the Transactions would receive, at each such shareholder’s election, 0.381 of a Brookfield Renewable limited partnership unit or of a Class A exchangeable subordinate voting share of BEPC, a Canadian subsidiary of Brookfield Renewable which is publicly listed on the New York Stock Exchange and the Toronto Stock Exchange. The Special Committee unanimously recommended that the Company’s unaffiliated shareholders approve the Transactions. Consummation of the Transactions was

subject to the non-waivable approval of a majority of the Company’s shareholders not affiliated with Brookfield Renewable, receipt of required regulatory approvals and other customary closing conditions.

On July 31, 2020, pursuant to the Reorganization Agreement, Brookfield Renewable, through Acquisition Sub and BEPC, acquired all of the outstanding shares of Class A common stock of the Company (“TERP Common Stock”) not held by the Brookfield Stockholders (as defined below) (such shares, the “Public TERP Shares”) through a series of transactions that include the Reincorporation Merger and the Share Exchange (each as defined below). Pursuant to the Reorganization Agreement and the Plan of Merger, at the effective time of the Reincorporation Merger (the “Reincorporation Effective Time”), the Company merged with and into TERP NY, with TERP NY as the surviving corporation of such merger (the “Reincorporation Merger”), and (i) BBHC Orion Holdco L.P. (“BBHC Orion”) and Orion U.S. Holdings 1 L.P. (“Orion U.S.” and, together with BBHC Orion, the “Brookfield Stockholders”), each an affiliate of BEP, received shares of class A common stock, par value $0.01, of TERP NY (“TERP NY Class A Common Stock”), (ii) holders of Public TERP Shares who did not elect to receive non-voting limited partnership units of BEP (the “BEP Units”) received shares of class B common stock, par value $0.01, of TERP NY (“TERP NY Class B Common Stock”), and (iii) holders of Public TERP Shares who elected to receive BEP Units received shares of class C common stock, par value $0.01, of TERP NY (“TERP NY Class C Common Stock”). Immediately thereafter, at the effective time of the Share Exchange (the “Exchange Effective Time”), (i) pursuant to a binding share exchange, BEPC acquired each share of TERP NY Class B Common Stock issued and outstanding after the Reincorporation Effective Time in exchange for the right to receive class A exchangeable subordinate voting shares, no par value, of BEPC (the “BEPC Exchangeable Shares”) and cash in lieu of fractional BEPC Exchangeable Shares (the “BEPC Exchange”) and (ii) pursuant to a binding share exchange, Acquisition Sub acquired each share of TERP NY Class C Common Stock issued and outstanding after the Reincorporation Effective Time in exchange for the right to receive BEP Units and cash in lieu of fractional BEP Units (the “BEP Exchange” and, together with the BEPC Exchange, the “Share Exchange” and, together with the Reincorporation Merger, the “Merger Transaction”).

For a detailed description of the Reorganization Agreement, see Note 17. Related Parties to our unaudited condensed consolidated financial statements.

Spain Project Financing

On June 30, 2020, we completed a €483.6 million refinancing agreement (equivalent to over $540.0 million at the closing date) of certain non-recourse project debt previously incurred and secured by the 100.0 MW utility-scale concentrated solar power (“CSP”) facilities that were acquired in connection with the Termosol Acquisition (the “CSP Loans”). The CSP Loans comprise fixed and variable tranches bearing an average interest per annum equal to 2.77% and amortize on a sculpted amortization schedule over their respective maturity dates through December 2037. We entered into interest rate swap agreements with counterparties to hedge approximately 80% of the cash flows associated with the variable tranches, paying a fixed rate and in return, the counterparties agreed to pay the variable interest payments to the lenders. We used the net proceeds of the refinancing for general corporate purposes.

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

While the full impact on our business is unknown and difficult to predict, we believe TerraForm Power is well positioned to manage the known risks arising from the COVID-19 pandemic. Approximately 95% of our revenue is earned pursuant to long term power purchase agreements (“PPAs”), and over 90% of our customers have either an investment grade credit rating or are municipalities with investment grade characteristics. In our Regulated Solar and Wind operating segments in Spain, reduced demand for energy resulting from the economic slowdown has resulted in lower market prices for power; however, this decrease should be offset by regulatory revenues that adjust market rates to ensure renewable energy generators achieve a long-term reasonable rate of return.

There are a number of factors that we believe may mitigate our exposure to loss and disruption caused by the pandemic. We believe our business is relatively less labor intensive than many other industries, meaning it can function with relatively little person-to-person interaction. Also, since our assets are predominantly operational, our exposure to potential supply chain disruptions is smaller than businesses that are more focused on construction and development. We are also working proactively with our operations and maintenance (“O&M”) providers to mitigate the impact of the pandemic on our operations by ensuring that they have appropriate business continuity plans in place in order to safeguard the health of our employees and contractors as well as ensure that our wind and solar plants continue to generate power and operate normally.

We believe that we operate with sufficient liquidity to enable us to fund near-term cash distributions, growth initiatives, capital expenditures and withstand sudden adverse changes in economic circumstances or short-term fluctuations in resources. Our total available corporate liquidity as of June 30, 2020, was $1.2 billion. See Liquidity and Capital Resources section below for additional details. While we believe TerraForm Power is well-positioned to weather the pandemic, the situation remains fluid and difficult to predict. We continue to monitor the situation to ensure any business interruption or other risk is proactively addressed.

Changes within Our Portfolio

The following table provides an overview of the changes within our portfolio from December 31, 2019 through June 30, 2020:

Description	Facility Type	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Total Portfolio as of December 31, 2019		4,122.5	4,941	13
Acquisition of Termosol 1 & 2	Concentrated Solar Power	99.8	2	18
Total Portfolio as of June 30, 2020		4,222.3	4,943	12
———
(1)Nameplate capacity represents the maximum generating capacity of a facility as expressed in direct current (“DC”) for all facilities within our Solar segment and alternating current (“AC”) for all facilities within our Wind and Regulated Solar and Wind segments.
(2)Weighted average remaining duration of PPA (years) represents the weighted-average remaining term of PPAs and is calculated as of December 31, 2019 and June 30, 2020.

Our Portfolio

Our current portfolio consists of renewable energy facilities located in the United States (including Puerto Rico) (the “U.S.”), Canada, Spain, Portugal, the United Kingdom (the “U.K.”), Chile and Uruguay with a combined nameplate capacity of approximately 4,222 MW as of June 30, 2020. These renewable energy facilities generally have long-term PPAs with creditworthy counterparties. As of June 30, 2020, on a weighted-average basis (based on MW), our PPAs had a weighted-average remaining life of 12 years and our counterparties to our PPAs had, on average, an investment grade credit rating.

The following table lists the renewable energy facilities that comprise our portfolio as of June 30, 2020:

Description	Nameplate Capacity (MW)[1]	Number of Sites	Weighted Average Remaining Duration of PPA (Years)[2]
Distributed Generation:
U.S. Solar[3]	711.7	756	14
U.S. Residential Rooftops	21.2	4,068	14
U.S. Fuel Cells	10.0	9	16
Canada Solar	8.5	20	13
Total Distributed Generation	751.4	4,853	15

Solar Utility:
U.S.	498.6	20	17
Canada	59.4	4	14
U.K.	11.1	1	9
Chile	101.6	1	14
Total Solar Utility	670.7	26	16

Regulated Solar and Wind:
Spain	936.8	35	13

Wind Utility:
U.S.	1,546.2	17	10
Canada	78.0	1	11
Portugal	143.8	9	8
Uruguay	95.4	2	17
Total Wind Utility	1,863.4	29	10

Total Renewable Energy Facilities	4,222.3	4,943	12
———
(1)Nameplate capacity represents the maximum generating capacity of a facility as expressed in DC for all facilities within our Solar reportable segment and AC for all facilities within our Wind and Regulated Solar and Wind segments.
(2)Represents the weighted-average term of remaining PPA and calculated as of June 30, 2020.
(3)Includes a Delayed Project with an aggregate nameplate capacity of 4.2 MW. See Note 3. Acquisitions to our unaudited condensed consolidated financial statements for additional details.

Key Metrics

Operating Metrics

Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate capacity. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. We express nameplate capacity in (i) DC, for all facilities within our Solar segment and (ii) AC, for all facilities within our Wind and Regulated Solar and Wind segments. The size of our renewable energy facilities varies significantly among the assets comprising our portfolio. We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. Our renewable energy facilities had a combined nameplate capacity of approximately 4,222 MW and 4,123 MW as of June 30, 2020 and December 31, 2019, respectively.

Gigawatt hours sold

Gigawatt hours (“GWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track GWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our GWh sold for renewable energy facilities for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In GWh)	2020	2019	2020	2019
Solar segment	642	536	1,101	916
Wind segment	1,414	1,399	2,935	3,028
Regulated Solar and Wind segment	538	515	894	905
Total	2,594	2,450	4,930	4,849

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

The WGL Acquisition

On September 26, 2019, we acquired an approximately 320 MW distributed generation portfolio of renewable energy facilities in the U.S. from subsidiaries of AltaGas (the “WGL Acquisition”). Our consolidated results for the three and six months ended June 30, 2020 include the results relating to the WGL Acquisition for the full period, whereas the prior period did not include any results of operations from the WGL acquisition.

The X-Elio Acquisition

On December 18, 2019, we acquired approximately 45 MW utility-scale solar photovoltaic (“PV”) power facilities in Spain, from subsidiaries of X-Elio Energy, S.L., a Spanish corporation. Our consolidated results for the three and six months ended June 30, 2020 include the results relating to the X-Elio Acquisition for the full period, whereas the prior period did not include any results of operations from the X-Elio acquisition.

The Termosol Acquisition

As discussed in Note 3. Acquisitions to our consolidated financial statements, on February 11, 2020, we acquired two CSP facilities located in Spain with a combined nameplate capacity of approximately 100 MW (“Termosol 1 & 2”) from NextEra Energy Spain Holdings B.V (the “Termosol Acquisition”). Our consolidated results for the three months ended June 30, 2020 include the results relating to the Termosol Acquisition for the full period and beginning on the acquisition date on February 11, 2020 for the six months ended June 30, 2020, whereas the prior period did not include any results of operations from the Termosol acquisition.

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

Foreign Exchange

The USD is our reporting currency and our subsidiaries operate in other functional currencies, including: Euro, CAD and GBP. The principal foreign exchange exposure is the risk related to the translation of the results of foreign operations from the local currency. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. A significant portion of our revenue is generated in Euro and, to a lesser extent, in CAD and as such, our reported revenues may be affected by the strengthening or weakening of the U.S. dollar and currency exchange rates.The amounts shown below represent the results of TerraForm Power’s wholly-owned and partially-owned subsidiaries in which we have a controlling interest, with all significant intercompany accounts and transactions eliminated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Operating revenues, net	$277,329	$255,366	$524,091	$480,698
Operating costs and expenses:
Cost of operations	61,926	71,575	119,790	132,326
General and administrative expenses	18,351	22,057	44,568	45,219
General and administrative expenses - affiliate	10,717	6,159	20,494	11,323
Acquisition costs	114	293	469	475
Acquisition costs - affiliate	10	—	664	—
Depreciation, accretion and amortization expense	127,908	100,354	250,299	207,323
Total operating costs and expenses	219,026	200,438	436,284	396,666
Operating income	58,303	54,928	87,807	84,032
Other expenses (income):
Interest expense, net	85,332	71,041	163,291	157,328
Loss (gain) on modification and extinguishment of debt, net	—	—	3,593	(5,543)
Gain on foreign currency exchange, net	(116)	(6,440)	(4,987)	(15,192)
Other (income) expenses, net	(2,747)	1,485	(7,139)	(1,195)
Total other expenses, net	82,469	66,086	154,758	135,398
Loss before income tax expense	(24,166)	(11,158)	(66,951)	(51,366)
Income tax (benefit) expense	(10,832)	5,669	13,629	1,518
Net loss	(13,334)	(16,827)	(80,580)	(52,884)
Less: Net income (loss) attributable to redeemable non-controlling interests	9	2,481	21	(6,900)
Less: Net loss attributable to non-controlling interests	(13,282)	(15,713)	(25,469)	(33,762)
Net loss attributable to Class A common stockholders	$(61)	$(3,595)	$(55,132)	$(12,222)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Operating Revenues, net

Operating revenues, net and GWh sold for the three months ended June 30, 2020 and 2019 and nameplate capacity as of June 30, 2020 and December 31, 2019, were as follows:

	Three Months Ended June 30,
(In thousands, except for GWh sold)	2020	2019	Change
Energy:
Solar	$77,658	$63,009	$14,649
Wind	66,075	74,424	(8,349)
Regulated Solar and Wind	96,579	82,062	14,517
Incentives, including affiliates:
Solar	21,695	19,574	2,121
Wind	3,715	2,412	1,303
Regulated Solar and Wind	11,607	13,885	(2,278)
Total operating revenues, net	$277,329	$255,366	$21,963

GWh sold:	2020	2019	Change
Solar	642	536	106
Wind	1,414	1,399	15
Regulated Solar and Wind	538	515	23
Total GWh sold	2,594	2,450	144

(In MW)	June 30, 2020	December 31, 2019	Change
Solar	1,421	1,421	—
Wind	1,864	1,864	—
Regulated Solar and Wind	937	837	100
Total nameplate capacity (MW)	4,222	4,122	100

Total energy revenue during the three months ended June 30, 2020 compared to the same period in 2019, increased by $20.8 million due to $14.6 million and $14.5 million increases at our Solar and Regulated Solar and Wind segments, respectively. These increases were partially offset by an $8.3 million decrease at our Wind segment. Energy revenue at our Solar segment increased by $14.6 million primarily driven by $18.0 million in contributions from distributed generation facilities in the U.S. acquired after the second half of 2019. These contributions were partially offset by $3.4 million in net decreases primarily due to lower pricing and generation at our North American solar farms. Energy revenue at our Wind segment decreased by $8.3 million due to a (i) $5.4 million increase in unrealized losses on commodity derivatives, (ii) $1.3 million in net decreases due to lower pricing in North America and (iii) $1.6 million decrease due to lower generation by our international plants in Portugal and Uruguay resulting from lower wind resource. Energy revenue at our Regulated Solar and Wind segment increased by $14.5 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily driven by $26.8 million in contributions from acquisitions of solar PV and CSP facilities made in the fourth quarter of 2019 and the first quarter of 2020 and a $10.6 million in increase in capacity revenue from remuneration programs under the Spanish framework for renewable power. These increases were partially offset by a $21.8 million reduction in our merchant sales due to the decline in market prices and energy demand in Spain in the first quarter of 2020 amidst the outbreak of the COVID-19 pandemic.

Total Incentive revenue during the three months ended June 30, 2020, compared to the same period in 2019, increased by $1.1 million due to a $2.1 million and a $1.3 million in increases at our Solar and Wind segments in the U.S. These increases were partially offset by a $2.3 million decrease at our Regulated Solar and Wind segment. The increase in our Solar and Wind segments were primarily driven by $7.6 million in contributions from distributed generation acquisitions that closed in the third quarter of 2019, that was partially offset by a $4.2 million decrease in the U.S. due to the timing of contracting and delivering of renewable energy incentives with our counterparties. Incentive revenue at our Regulated Solar and Wind segment, representing earnings for each MWh produced by our solar facilities in Spain to recover deemed operating costs that are in excess of market revenue forecasted by the Spanish market competition regulator (the “CNMC”), decreased by $2.3 million due to a $3.6 million decrease in the amount of remuneration per MWh to renewable energy producers set by the CNMC for the year 2020 and lower generation at our solar facilities in the first half of 2020. This decrease was partially offset by $1.3 million in contributions from PV and CSP acquisitions made in the fourth quarter of 2019 and the first quarter of 2020.

Costs of Operations

Costs of operations for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Cost of operations:
Solar	$19,343	$15,538	$3,805
Wind	17,683	41,349	(23,666)
Regulated Solar and Wind	24,900	14,688	10,212
Total cost of operations	$61,926	$71,575	$(9,649)

Total cost of operations decreased by $9.6 million during the three months ended June 30, 2020 compared to the same period in 2019, due to a $23.7 million decrease at our Wind segment. This decrease was partially offset by $3.8 million and $10.2 million increases at our Solar and Regulated Solar and Wind segments, respectively. Cost of operations at our Wind segment decreased by $23.7 million due to a (i) decrease of $14.4 million in repairs and maintenance and losses on disposal of major components of certain wind power plants in North America following the substantial completion of our blade repair program that was initiated in 2019, (ii) reduction of $4.8 million in O&M costs payable to our existing service provider at our North American fleet as a compensation to lower generation than a certain guaranteed amount per the long-term service agreement framework and (iii) a reduction of $4.8 million in costs at our international plants in Portugal and Uruguay. Cost of operations at our Solar segment increased by $3.8 million, primarily due to incurring $5.2 million in costs related to the WGL Acquisition that closed in the third quarter of 2019. Cost of operations at our Regulated Solar and Wind segment increased by $10.2 million, primarily due to incurring $5.3 million in costs related to the acquisitions of solar PV and CSP facilities made in the fourth quarter of 2019 and the first quarter of 2020 and a $1.9 million in incrase in other plant related costs. The prior period included a $3.0 million one-off reduction in operations and maintenance costs that contributed to the increase in cost of operations compared to the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
General and administrative expenses:
Solar	$2,187	$2,017	$170
Wind	329	2,457	(2,128)
Regulated Solar and Wind	2,336	3,062	(726)
Corporate	13,499	14,521	(1,022)
Total general and administrative expenses	$18,351	$22,057	$(3,706)

Total general and administrative expenses decreased by $3.7 million during the three months ended June 30, 2020, compared to the same period in 2019, due to $0.7 million, $2.1 million and $1.0 million in decreases at our Regulated Solar and

Wind, Wind, and Corporate segments, respectively. These decreases were due to the general reduction in our expenses primarily related to professional fees for accounting and legal services.

General and Administrative Expenses - Affiliate

General and administrative expenses - affiliate for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Corporate	$10,717	$6,159	$4,558

General and administrative expenses - affiliate for the three months ended June 30, 2020 were $10.7 million compared to $6.2 million, for the same period in 2019, and primarily consisted of $9.8 million and $5.9 million, respectively, of quarterly base management fees under the Brookfield MSA, pursuant to which Brookfield and certain of its affiliates provide us with certain management and administrative services. The $3.9 million increase in the base management fee for the three months ended June 30, 2020 compared to the same period in 2019 was primarily driven by an increase in our market capitalization. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for additional details.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $27.6 million during the three months ended June 30, 2020, compared to the same period in 2019. This increase was in relation to our growing portfolio of renewable energy facilities from acquisitions in the U.S. and Spain, as well as capital additions placed in service after the first quarter of 2019.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Corporate-level	$26,843	$30,005	$(3,162)
Non-recourse:
Solar	21,282	16,593	4,689
Wind	14,265	13,811	454
Regulated Solar and Wind	22,942	10,632	12,310
Total interest expense, net	$85,332	$71,041	$14,291

Interest expense, net increased by $14.3 million during the three months ended June 30, 2020, compared to the same period in 2019, due to increases of $4.7 million, $0.5 million and $12.3 million at our Solar, Wind and Regulated Solar and Wind segments, respectively. These increases were partially offset by a $3.2 million decrease at our Corporate segment. Interest expense, net at our Solar segment increased by $4.7 million primarily driven by the increased outstanding obligations as of June 30, 2020 compared to 2019, following the additional non-recourse borrowings obtained in the second and third quarter of 2019, that were secured by certain distributed generation facilities in the U.S. Interest expense, net at our Regulated Solar and Wind segments increased by $12.3 million during the three months ended June 30, 2020, compared to the same period in 2019, primarily due to incurring $11.6 million in net interest expense related to the acquisitions of solar PV and CSP facilities made in the fourth quarter of 2019 and the first quarter of 2020. See Note 9. Long-term Debt to our consolidated financial statements for additional details. The decrease of our Corporate interest expense was primarily due to the reduction in outstanding obligations at the corporate level as of June 30, 2020 compared to 2019, following the refinancing activities that took place in the fourth quarter of 2019, which included the termination of our Senior Notes due 2025, the termination of our Term Loan, the substantial repayment of our Revolver, and the issuance of our Senior Notes due 2030.

Gain on Foreign Currency Exchange, net

Gains and losses on foreign currency exchanges primarily include the transaction gains and losses and changes in fair value of our foreign exchange derivative contracts not accounted for under hedge accounting, and exchange differences on intercompany loans that are not of a long-term investment nature. We recognized a net gain on foreign currency exchange of $0.1 million for the three months ended June 30, 2020 primarily due to a gain of $14.0 million on the remeasurement of intercompany loans, which are primarily denominated in Euros, that was partially offset by net realized and unrealized loss of $13.7 million on foreign currency derivative contracts. We recognized a net gain on foreign currency exchange of $6.4 million for the three months ended June 30, 2019, primarily due to a gain of $7.7 million on the remeasurement of intercompany loans, which are primarily denominated in Euros. This gain was partially offset by a net realized and unrealized loss of $1.3 million on foreign currency derivative contracts.

Other Income, net

We recognized $2.7 million of other income, net for the three months ended June 30, 2020, compared to $1.5 million of other expenses, net for the three months ended June 30, 2019. The balance is primarily comprised of miscellaneous expenses, non-operating expenses and losses net of recoveries and reimbursements.

Income Tax (Benefit) Expense

Income tax benefit was $10.8 million for the three months ended June 30, 2020, compared to an expense of $5.7 million during the same period in 2019. The benefit for the current period was due to a reduction to the forecasted rate, which was primarily driven by a reduction of the valuation allowance related to current period losses, whereas for the same period in 2019, we recognized an expense in relation to profits generated by foreign subsidiaries. For the three months ended June 30, 2020 and 2019, the overall effective tax rate was different than the statutory rate of 21% primarily due to the recognition of an additional valuation allowance on certain income tax benefits, the allocation of losses to non-controlling interests, the effect of foreign and state taxes, as appropriate.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $13.3 million for the three months ended June 30, 2020, compared to $13.2 million for the three months ended June 30, 2019 and represents the net share of profits and losses in our partially owned subsidiaries in which we have a controlling interest.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating Revenues, net

Operating revenues, net and GWh sold for the six months ended June 30, 2020 and 2019 and nameplate capacity as of June 30, 2020 and December 31, 2019, were as follows:

	Six Months Ended June 30,
(In thousands, except for GWh sold)	2020	2019	Change
Energy:
Solar	$128,434	$105,016	$23,418
Wind	141,026	165,426	(24,400)
Regulated Solar and Wind	184,621	151,050	33,571
Incentives, including affiliates:
Solar	49,542	34,923	14,619
Wind	5,331	4,049	1,282
Regulated Solar and Wind	15,137	20,234	(5,097)
Total operating revenues, net	$524,091	$480,698	$43,393

GWh sold:	2020	2019	Change
Solar	1,101	916	185
Wind	2,935	3,028	(93)
Regulated Solar and Wind	894	905	(11)
Total GWh sold	4,930	4,849	81

(In MW)	June 30, 2020	December 31, 2019	Change
Solar	1,421	1,421	—
Wind	1,864	1,864	—
Regulated Solar and Wind	937	837	100
Total nameplate capacity (MW)	4,222	4,122	100

Total energy revenue during the six months ended June 30, 2020, compared to the same period in 2019, increased by $32.6 million due to $23.4 million and $33.6 million increases at our Solar and Regulated Solar and Wind segments, respectively. These increases were partially offset by a $24.4 million decrease at our Wind segment. Energy revenue at our Solar segment increased by $23.4 million primarily driven by $29.6 million in contributions from distributed generation facilities in the U.S. acquired after the second half of 2019. These contributions were partially offset by $5.8 million in net decreases primarily due to lower pricing and generation at our North American solar farms. Energy revenue at our Wind segment decreased by $24.4 million due to a (i) $3.9 million decrease due to lower generation by our fleet in North America resulting from lower wind resource, (ii) $8.7 million net decrease at our fleet in North America due to lower market prices, (iii) $4.1 million decrease due to lower generation at our international plants in Portugal and Uruguay primarily resulting from lower wind resource, and (iv) $7.5 million increase in unrealized losses on commodity derivatives. Energy revenue at our Regulated Solar and Wind segments increased by $33.6 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily driven by $42.3 million in contributions from acquisitions of solar PV and CSP facilities made in the second half of 2019 and the first quarter of 2020 and a $24.3 million increase in capacity revenue from remuneration programs under the Spanish framework for renewable power. These increases were partially offset by a $33.0 million reduction in our merchant sales due to the decline in market prices and energy demand in Spain in the first half of 2020 amidst the outbreak of the COVID-19 pandemic.

Total Incentive revenue during the six months ended June 30, 2020, compared to the same period in 2019, increased by $10.8 million due to a $14.6 million increase at our Solar segment and $1.3 million increase at our Wind Segment. These increases were partially offset by a $5.1 million decrease at our Regulated Solar and Wind segment. Incentive revenue at our

Solar segment increased by $14.6 million primarily driven by $14.7 million in contributions from the distributed generation acquisitions that closed in the third quarter of 2019. Incentive revenue at our Wind segment increased by $1.3 million primarily due the timing of contracting and delivering of renewable energy incentives with our counterparties. Incentive revenue at our Regulated Solar and Wind segment, representing earnings for each MWh produced by our solar facilities in Spain to recover deemed operating costs that are in excess of market revenue forecasted by the Spanish market competition regulator (the “CNMC”), decreased by $5.1 million due to a $7.5 million decrease in the amount of remuneration per MWh to renewable energy producers set by the CNMC for the year 2020 and lower generation at our solar facilities in the first quarter of 2020. This decrease was partially offset by $2.4 million in contributions from PV and CSP acquisitions made in the fourth quarter of 2019 and the first quarter of 2020.

Costs of Operations

Costs of operations for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020
(In thousands)	2020	2019	Change
Cost of operations:
Solar	$35,708	$28,160	$7,548
Wind	32,561	69,823	(37,262)
Regulated Solar and Wind	51,521	34,343	17,178
Total cost of operations	$119,790	$132,326	$(12,536)

Total cost of operations decreased by $12.5 million during the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a $37.3 million decrease at our Wind segment that was partially offset by $7.5 million and $17.2 million increases at our Solar and Regulated Solar and Wind segments, respectively. Cost of operations at our Wind segment decreased by $37.3 million due to a (i) reduction of $4.5 million in real property taxes related to refunds of previously assessed taxes on our plants in Hawaii, (ii) decrease of $19.8 million in repairs and maintenance and losses on disposal of major components of certain wind power plants in North America following the substantial completion of our blade repair program that was initiated in 2019, and (iii) reduction of $12.2 million in O&M costs payable to our existing service provider at our North American fleet as a compensation to lower generation than a certain guaranteed amount per the long-term service agreement framework. Cost of operations at our Solar segment increased by $7.5 million, primarily due to incurring $13.0 million in costs related to the WGL Acquisition that closed in the third quarter of 2019. This increase in cost of sales at our Solar segment was partially offset by a (i) $2.1 million one-off reduction in sales and use taxes in the U.S., (ii) $1.5 million reduction in O&M costs payable to our providers in North America and (iii) $1.1 million reduction in the cost of energy at our solar farm in Chile. Cost of operations at our Regulated Solar and Wind segment increased by $17.2 million, primarily due to incurring $9.2 million in costs related to the acquisitions of solar PV and CSP facilities made in the fourth quarter of 2019 and the first quarter of 2020 and a net increase of $4.9 million in taxes payable under the Spanish framework for renewable power. The prior period included a $3.0 million one-off reduction in operations and maintenance costs that contributed to the increase in cost of operations compared to the current period.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020
(In thousands)	2020	2019	Change
General and administrative expenses:
Solar	$2,546	$3,202	$(656)
Wind	3,301	5,642	(2,341)
Regulated Solar and Wind	5,774	4,363	1,411
Corporate	32,947	32,012	935
Total general and administrative expenses	$44,568	$45,219	$(651)

Total general and administrative expenses decreased by $0.7 million during the six months ended June 30, 2020, compared to the same period in 2019, due to the general reduction in our expenses primarily related to professional fees and certain taxes paid in the U.S.

General and Administrative Expenses - Affiliate

General and administrative expenses - affiliate for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020
(In thousands)	2020	2019	Change
Corporate	$20,494	$11,323	$9,171

General and administrative expenses - affiliate for the six months ended June 30, 2020 were $20.5 million compared to $11.3 million for the same period in 2019 and primarily consisted of $19.4 million and $10.8 million, respectively, of base management fees under the Brookfield MSA pursuant to which Brookfield and certain of its affiliates provide us with certain management and administrative services. The $8.6 million increase in the base management fee for the six months ended June 30, 2020 compared to the same period in 2019 was primarily driven by an increase in our market capitalization. See Note 17. Related Parties to our unaudited condensed consolidated financial statements for additional details.

Total Acquisition Costs

Total acquisition costs were $1.1 million for the six months ended June 30, 2020, compared to $0.5 million in the same period in 2019 and primarily consisted of professional fees for legal and accounting services. Acquisition costs related to affiliates for the six months ended June 30, 2020, were $0.7 million and represented reimbursements to affiliates of Brookfield for fees and expenses incurred on our behalf. There were no acquisition costs related to affiliates for the six months ended June 30, 2019.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $43.0 million during the six months ended June 30, 2020, compared to the same period in 2019. This increase was in relation to our growing portfolio of renewable energy facilities from acquisitions in the U.S. and Spain, as well as capital additions placed in service after the first quarter of 2019.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020
(In thousands)	2020	2019	Change
Corporate-level	$53,641	$60,518	$(6,877)
Non-recourse:
Solar	43,257	29,391	13,866
Wind	29,225	28,953	272
Regulated Solar and Wind	37,168	38,466	(1,298)
Total interest expense, net	$163,291	$157,328	$5,963

Interest expense, net increased by $6.0 million during the six months ended June 30, 2020, compared to the same period in 2019, due to increases of $13.9 million and $0.3 million at our Solar and Wind segments, respectively. These increases were partially offset by decreases of $6.9 million and $1.3 million at our Corporate and Regulated Solar and Wind segment, respectively. Interest expense, net at our Solar segment increased by $13.9 million primarily driven by the increased outstanding obligations as of June 30, 2020 compared to 2019, following the additional non-recourse borrowings obtained following the second half of 2019, that were secured by certain distributed generation facilities in the U.S. Interest expense, net at our Corporate segment decreased by $6.9 million due to the reduction in outstanding obligations at the corporate level as of June 30, 2020 compared to 2019, following the refinancing activities that took place in the fourth quarter of 2019, which included the termination of our Senior Notes due 2025, the termination of our Term Loan, the substantial repayment of our Revolver, and the issuance of our Senior Notes due 2030. Interest expense, net at our Regulated Solar and Wind segment decreased by $1.3 million during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to a $17.8 million decrease in mark-to-market losses on interest rate swap liabilities not designated as hedging instruments and realized losses from the settlement of interest with the hedge counterparties. See Note 11. Derivatives to our unaudited condensed consolidated financial statements for additional details. This decrease was partially offset by incurring $14.0 million in net interest expense related to the acquisitions of solar PV and CSP facilities made in the fourth quarter of 2019 and the first quarter of 2020 and $3.1 million increase in interest expense related to additional outstanding obligations as of June 30, 2020 compared to 2019, resulting from upsize and refinancing agreements executed following the second half of 2019. See Note 9. Long-term Debt to our consolidated financial statements for additional details.

Loss (Gain) on Modification and Extinguishment of Debt, net

Losses or gains on modification and extinguishment of debt, net include prepayment penalties, the write-off of unamortized deferred financing costs and debt premiums or discounts, costs incurred in a debt modification that are not capitalized as deferred financing costs, other costs incurred in relation to debt extinguishment, and any gain from the redemption of debt below its carrying amount. We incurred a net loss on modification and extinguishment of debt of $3.6 million for the six months ended June 30, 2020, related to the refinancing of the debt of associated with a 218.0 MW utility-scale wind power plants located in the U.S. We recognized a gain on extinguishment of debt of $5.5 million for the six months ended June 30, 2019 due to the redemption of certain financing lease obligations within our distributed generation Solar portfolio.See Note 9. Long-term Debt to our unaudited condensed consolidated financial statements for additional details.

Gain on Foreign Currency Exchange, net

Gains and losses on foreign currency exchanges primarily include the transaction gains and losses and changes in fair value of our foreign exchange derivative contracts not accounted for under hedge accounting, and exchange differences on intercompany loans that are not of a long-term investment nature. We recognized a net gain on foreign currency exchange of $5.0 million for the six months ended June 30, 2020 primarily due to net realized and unrealized gain of $4.4 million on foreign currency derivative contracts that was partially offset by a loss of $0.2 million on the remeasurement of intercompany loans, which are primarily denominated in Euros. We recognized a net gain on foreign currency exchange of $15.2 million for the six months ended June 30, 2019, primarily due to a total $20.0 million net realized and unrealized gain on foreign currency derivative contracts that were partially offset by a loss of $4.8 million on the remeasurement of intercompany loans, which are primarily denominated in Euro.

Other Income, net

We recognized $7.1 million of other income, net for the six months ended June 30, 2020, compared to $1.2 million of other expenses, net for the six months ended June 30, 2019. The balance is primarily comprised of miscellaneous expenses non-operating expenses and losses net of recoveries and reimbursements.

Income Tax Expense

Income tax expense was $13.6 million for the six months ended June 30, 2020, compared to $1.5 million during the same period in 2019. The expense for the current period was primarily driven by an additional valuation allowance in the U.S. and the impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act section 163(j) provisions as well as profits generated by certain foreign subsidiaries, whereas for the same period in 2019, we recognized an expense in relation to profits generated by foreign subsidiaries. For the six months ended June 30, 2020 and 2019, the overall effective tax rate was different than the statutory rate of 21% primarily due to the recognition of an additional valuation allowance on certain income tax benefits, the allocation of losses to non-controlling interests, the effect of foreign and state taxes and, for the six months ended June 30, 2020, the impact of the CARES Act, as appropriate.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests, including redeemable non-controlling interests, was $25.4 million for the six months ended June 30, 2020, compared to $40.7 million for the six months ended June 30, 2019. The $15.3 million decrease was driven by lower allocations to project-level tax equity partnerships and non-controlling interests in our partially owned subsidiaries in which we have a controlling interest.

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

The following table summarizes the total capitalization and debt to capitalization percentage as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Revolving Credit Facilities[1]	$44,000	$—
Senior Notes[2]	1,900,000	1,900,000
Non-recourse long-term debt, including current portion[3]	4,857,062	4,388,469
Long-term indebtedness, including current portion[4]	6,801,062	6,288,469
Total stockholders’ equity and redeemable non-controlling interests	2,401,858	2,630,792
Total capitalization	$9,202,920	$8,919,261
Debt to total capitalization	74%	71%
———
(1)Represents the amounts drawn under our Revolver, and does not include the $117.7 million of outstanding project-level letters of credit.
(2)Represents corporate senior notes.
(3)Represents asset-specific, non-recourse borrowings and financing lease obligations secured against the assets of certain project companies.
(4)Represents the total principal due for long-term debt and financing lease obligations, including the current portion, which excludes $54.1 million and $53.1 million of net unamortized debt premiums, discounts and deferred financing costs as of June 30, 2020 and December 31, 2019, respectively.

Liquidity Position

We believe we operate with sufficient liquidity to enable us to fund near-term cash distributions, growth initiatives, capital expenditures and withstand sudden adverse changes in economic circumstances or short-term fluctuations in resources. The principal sources of funding are cash flows from operations, revolving credit facilities (including our Revolver and Sponsor Line as discussed and defined below), unused debt capacity at our projects, non-core asset sales and proceeds from the issuance of debt or equity securities through public markets. We actively refinance our non-recourse debt across our portfolio to extend our maturity profile and benefit from any decline in interest rates.

As of June 30, 2020, our current liabilities exceeded our current assets by $170.9 million. We do not believe this deficit in working capital has an adverse impact on our cash flows, liquidity or operations since our current liabilities include $164.7 million of long-term non-recourse debt classified as current due to defaults that existed at June 30, 2020. We believe there is a reasonable likelihood that we will be, in due course, able to successfully negotiate waivers with the lenders and/or cure the existing defaults. We do not expect any of our financing agreements to be accelerated and we were not notified by any of our lenders to elect to enforce project security interests. See Note 9. Long-term debt to our unaudited condensed consolidated financial statements for additional details.

 The following table summarizes corporate liquidity and available capital as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Unrestricted corporate cash	$10,043	$54,419
Project-level distributable cash	44,918	44,556
Cash available to corporate	54,961	98,975
Credit facilities:
Committed revolving credit facility	800,000	800,000
Drawn portion of revolving credit facilities	(44,000)	—
Revolving line of credit commitments	(117,717)	(115,549)
Undrawn portion of Sponsor Line[1]	500,000	500,000
Available portion of credit facilities	1,138,283	1,184,451
Corporate liquidity	1,193,244	1,283,426
Other project-level unrestricted cash	204,792	138,505
Project-level restricted cash	98,042	112,020
Available capital	$1,496,078	$1,533,951
———
(1)Represents a $500.0 million secured revolving credit facility (the “Sponsor Line”) with Brookfield and one of its affiliates that may only be used to fund all or a portion of certain funded acquisitions or growth capital expenditures. On July 31, 2020, the Sponsor Line was terminated upon the completion of the Merger Transactions as discussed in Note 17. Related Parties to our unaudited condensed consolidated financial statements.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2023 on acceptable terms and will do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after June 30, 2020, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

(In thousands)	Remainder of 2020[2]	2021	2022	2023	2024	Thereafter	Total
Maturities of long-term debt[1]	$644,332	$311,337	$304,861	$917,955	$320,954	$4,301,623	$6,801,062

————
(1)Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $164.7 million of long-term debt, net of unamortized deferred financing costs of $5.5 million, to current due to debt defaults that existed at June 30, 2020. See Note 9. Long-term Debt to our unaudited condensed consolidated financial statements for additional details.
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

Cash Distributions to Investors

The following table presents cash distributions declared and paid on Common Stock during the six months ended June 30, 2020 and 2019:

	Distributions per Share	Declaration Date	Record Date	Payment Date
2020:
First Quarter	$0.2014	March 16, 2020	March 27, 2020	March 31, 2020
Second Quarter	0.2014	May 6, 2020	June 1, 2020	June 15, 2020
2019:
First Quarter	$0.2014	March 13, 2019	March 24, 2019	March 29, 2019
Second Quarter	0.2014	May 8, 2019	June 3, 2019	June 17, 2019

Share Repurchase Program

On July 25, 2019, our Board of Directors authorized the renewal of our share repurchase program through August 4, 2020. Under the share repurchase program, we repurchase up to 5% of our Common Stock outstanding as of July 25, 2019. The timing and the amount of any repurchases of common stock will be determined based on our evaluation of market conditions and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. Any repurchased common stock will be held by us as treasury stock. We expect to fund any repurchases from available liquidity.

No shares have been repurchased by us during the six months ended June 30, 2020.

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

There were no IDR payments made by us during the six months ended June 30, 2020 and 2019.

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

The following table reflects the changes in our cash and cash equivalents, including restricted cash, as of June 30, 2020:

(In thousands)	June 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$259,753	$237,480	$22,273
Restricted cash, current	37,886	35,657	2,229
Restricted cash	60,156	76,363	(16,207)
	$357,795	$349,500	$8,295
Cash Flow Discussion

We use measures of cash flow, including net cash flows from operating activities, investing activities and financing activities, to evaluate our periodic cash flow results.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table reflects the changes in cash flows for the comparative periods:

(In thousands)	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$176,697	$176,487	$210
Net cash (used in) provided by investing activities	(54,879)	6,442	(61,321)
Net cash used in financing activities	(114,359)	(255,986)	141,627

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $176.7 million for the six months ended June 30, 2020 compared to $176.5 million for the same period in the prior year.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020, was $54.9 million, which consisted of $78.7 million in payments to acquire businesses, net of cash acquired and $18.1 million for capital expenditures. These payments were partially offset by (i) $38.8 million in proceeds from the settlement of foreign currency contracts used to hedge the exposure associated with foreign subsidiaries, (ii) $2.7 million in proceeds from other investing activities and $0.4 million in proceeds received from a government rebate for certain costs previously incurred for capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2019 was $6.4 million, which consisted of the proceeds from the settlement of foreign currency contracts used to hedge the exposure associated with foreign subsidiaries of $30.5 million, the receipt of $3.6 million of proceeds received from a government rebate for certain costs previously incurred for capital expenditures and other investing activities of $1.2 million that were partially offset by a payment of $18.3 million for the acquisition of renewable energy facilities net of cash acquired and payments of $10.6 million for capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020, was $114.4 million, which consisted of (i) $331.6 million principal payments on non-recourse debt, (ii) $91.0 million payments of cash distributions to our Class A common stockholders, (iii) net payments of $33.3 million to non-controlling interests, (iv) payments to terminate interest swaps of $16.3 million and (v) other financing activities of $1.0 million. This was partially offset by (i) $314.8 million in proceeds from non-recourse debt financing net of deferred financing fees and (ii) $44.0 million of net draws on our Revolver. Net cash used in financing activities for the six months ended June 30, 2019, was $256.0 million, primarily due to $156.7 million principal payments on non-recourse debt and deferred financing costs, a $1.8 million principal payment on our Term Loan, $84.0 million dividend payments to our Class A common stockholders and net payments of $6.0 million payments to non-controlling interests in renewable energy facilities, which were partially offset by $187.0 million of net draws on our Revolver and $179.4 million in proceeds from non-recourse debt financing.

Off-Balance Sheet Arrangements

We enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. See Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Report for additional discussion.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements provided herein were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the accompanying financial statements, we have applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can differ from these estimates. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, are those that depend most heavily on these judgments and estimates. As of June 30, 2020, the only notable changes to the significant accounting policies described in our Annual Report on Form 10-K are with respect to our adoption of the new accounting pronouncements described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

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

Interest Rate Risk

As of June 30, 2020, the estimated fair value of our debt was $7,167.8 million and the carrying value of our debt was $6,746.9 million. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in market interest rates would have decreased or increased the fair value of our long-term debt by $417.2 million and $473.4 million, respectively.

As of June 30, 2020, our corporate-level debt consisted of the Senior Notes due 2023 (fixed rate), the Senior Notes due 2028 (fixed rate), the Senior Notes due 2030 (fixed rate), and the Revolver (variable rate). Additionally, we had an undrawn balance of $500.0 million available under the Sponsor Line (variable rate). A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolver by $0.3 million for the six months ended June 30, 2020.

As of June 30, 2020, our non-recourse permanent financing debt was at both fixed and variable rates. 58% of the $4,316.9 million balance had a variable interest rate and the remaining 42% of the balance had a fixed interest rate. We have entered into interest rate derivatives to swap the majority of our variable rate non-recourse debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 basis points, or 1%, increase or decrease in our variable interest rates pertaining to interest rate swaps not designated as hedges would have increased or decreased our earnings by $64.0 million or $69.7 million for the six months ended June 30, 2020, respectively.

Foreign Currency Risk

During the six months ended June 30, 2020 and 2019, we generated operating revenues in the U.S., Canada, Spain, Portugal, the United Kingdom, Chile and Uruguay, with our revenues being denominated in U.S. dollars, Euro, Canadian dollars and British pounds. The PPAs, O&M agreements, financing arrangements and other contractual arrangements relating to our current portfolio are generally denominated in the same currencies.

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

Commodity Risk

For certain of our wind power plants, we may use long-term cash-settled swap agreements to economically hedge commodity price variability inherent in wind electricity sales arrangements. If we sell electricity generated by our wind power plants to an independent system operator market and there is no PPA available, then we may enter into a commodity swap to hedge all or a portion of the estimated revenue stream. These price swap agreements require periodic settlements, in which we receive a fixed price based on specified quantities of electricity and we pay the counterparty a variable market price based on the same specified quantity of electricity. We estimate that a hypothetical 10% increase or decrease in electricity sales prices pertaining to commodity swaps not designated as hedges would have increased or decreased our earnings by $6.9 million or $13.2 million for the six months ended June 30, 2020, respectively.

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

We serve hundreds of customers in three continents, and, in the U.S., our customers are spread across various states resulting in the diversification of its customer base. Furthermore, a significant portion of our operating revenues are contracted through long-term PPAs with offtake counterparties that are government-backed entities and public utility companies that, on average, had an investment grade credit rating. During the six months ended June 30, 2020, we earned $199.8 million from the Spanish Electricity System of which $171.9 million billed through the CNMC and represented 38% of our net consolidated operating revenues. The CNMC is the state-owned regulator of the Spanish Electricity System who collects the funds payable, mainly from the tariffs to end user customers, and is responsible for the calculation and the settlement of regulated payments. We believe that this concentration of risk is mitigated by, among other things, the indirect support of the Spanish government for the CNMC’s obligations and, in general, by the regulated rate system in Spain.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified certain material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of June 30, 2020 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2020 due to the previously identified material weaknesses, which continued to exist as of June 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation actions discussed below. We continue to implement our remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2019. We are continuing to work to remediate all such material weaknesses as soon as reasonably possible.

During the second quarter of 2020, we executed the following actions:

•We continued our efforts towards implementing additional functionalities in our consolidation, automated account reconciliation and treasury systems, each of which is expected to enhance and automate our processes to produce accurate and timely information and reduce our reliance on end-user computing spreadsheets;

•We continued our efforts towards implementation of a commodity/energy trading and risk management software that will automate end-to-end commodities and energy trading, tracking and management. These system enhancements and related controls are expected to decrease our reliance on manual processes and make our control environment more sustainable;

•We assessed the sufficiency and competency of resources to ascertain where specialized/technical training is required and have developed a training plan to strengthen our skills to support our controllership function on technical accounting matters;

•We commenced identifying outsourced partners to assist with implementing additional system capabilities to enhance existing controls that support management’s assertions with respect to the completeness, accuracy and validity of complex accounting measurements on a timely basis; and

•We commenced efforts to enhance our management oversight controls over our subsidiaries to ensure consistent policies and procedures across global entities.

PART II - Other Information

Item 1. Legal Proceedings.
For a description of our legal proceedings, see Item 1. Note 16. Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.
In addition to the information set forth elsewhere in this Report, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on March 17, 2020, and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which was filed on May 11, 2020. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company’s risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which was filed on May 11, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Amendment to the Merger and Sponsorship Transaction Agreement, dated as of July 31, 2020, by and between TerraForm Power NY Holdings, Inc. and Orion US Holdings 1 L.P. (incorporated by reference to Exhibit 3.1 of TerraForm Power, Inc.’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)

3.2
Fourth Amended and Restated Limited Liability Company Agreement of TerraForm Power LLC, dated as of July 31, 2020 (incorporated by reference to Exhibit 3.2 of TerraForm Power, Inc.’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)

3.3*	By-laws of TerraForm Power NY Holdings, Inc.

3.4*	Certificate of Incorporation of TerraForm Power NY Holdings, Inc. under Section 402 of the Business Corporation Law

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the TerraForm Power, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements

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

TERRAFORM POWER NY HOLDINGS, INC.
(as successor to TerraForm Power, Inc.)

		By:	/s/ MICHAEL TEBBUTT
			Name:	Michael Tebbutt
			Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	August 7, 2020